Form 10-Q
period 1995-03-31
CITIZENS FINANCIAL CORP/DE/
filed 1995-05-03
CIK 764156

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
   ACT OF 1934

For the quarterly period ended                 March 31, 1995
                              ------------------------------------------------

Commission file number 2-96144
                       -------


                            CITIZENS FINANCIAL CORP.
- - ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                        Delaware                       55-0666598
- - -----------------------------------------------------------------------------
            (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)       Identification No.)


            213 Third Street, Elkins, West Virginia       26241
- - -----------------------------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)


                                 (304) 636-4095
- - -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
- - -----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                Yes   X    No
                                                            -------    --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
                               Class                        March 31, 1995
                               -----                       ----------------

                    Common Stock ($2 par value)               688,288


                          This report contains 20 pages.

                                  FORM 10-Q
                            CITIZENS FINANCIAL CORP.
                          Quarter Ended March 31, 1995


                                     INDEX


                                                            Page No.
                                                            --------

Part I.   Financial Information

           Condensed Consolidated Balance Sheets
            March 31, 1995 and December 31, 1994.............. 3

           Condensed Consolidated Statements of Income
            Three Months Ended
            March 31, 1995 and March 31, 1994................. 4 & 5

           Condensed Consolidated Statements of
            Changes in Shareholders' Equity
            Three Months Ended
            March 31, 1995 and March 31, 1994................. 6

           Condensed Consolidated Statements of
            Cash Flows
            Three Months Ended
            March 31, 1995 and March 31, 1994................. 7

           Notes to Condensed Consolidated
            Financial Statements.............................. 8 - 12

           Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations..................................... 13 - 18

Part II.  Other Information and Index to Exhibits............. 19

           Signatures......................................... 20

                        PART I - FINANCIAL INFORMATION
                            CITIZENS FINANCIAL CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)


                                                       March 31,   December 31,
                                                         1995          1994
                                                      -----------  ------------
                                                      (Unaudited)       *
ASSETS
- - ------

Cash and due from banks                                 $  2,568       $  3,184
Federal funds sold                                             0              0
Securities available for sale (Note 2)                       513            539
Securities held to maturity (estimated fair
 value $44,066 and $47,712, respectively) (Note 2)        44,608         49,008
Loans, less allowance for loan losses of
 $1,013 and $1,000, respectively (Notes 3 and 4)          71,465         67,716
Premises and equipment                                     1,487          1,534
Accrued interest receivable                                1,201          1,241
Other assets                                                 790            705
                                                        --------       --------
  Total Assets                                          $122,632       $123,927
                                                        ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------

Deposits:
   Noninterest bearing                                  $ 13,960       $ 14,544
   Interest bearing                                       93,537         93,519
                                                        --------       --------
     Total deposits                                      107,497        108,063
Short-term borrowings                                        993          2,131
Long-term borrowings                                         240            203
Other liabilities                                            729            554
                                                        --------       --------
     Total liabilities                                   109,459        110,951
                                                        --------       --------

Commitments and contingencies (Note 5)

SHAREHOLDERS' EQUITY
- - --------------------

Common stock, authorized, 1,250,000 shares of
   $2.00 par value; issued 750,000 shares                  1,500          1,500
Additional paid in capital                                 2,100          2,100
Retained earnings                                         10,424         10,151
Treasury stock, at cost, 61,712 and 58,080
   shares, respectively                                     (851)          (775)
                                                        --------       --------
     Total shareholders' equity                           13,173         12,976
                                                        --------       --------
     Total Liabilities and Shareholders' Equity         $122,632       $123,927
                                                        ========       ========

*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)

                                                     Three Months Ended
                                                          March 31,
                                                     -------------------
                                                       1995     1994
                                                        (Unaudited)
INTEREST INCOME
- - ---------------

Interest and fees on loans                            $1,540   $1,341
Interest and dividends on
  securities:
    Taxable                                              586      620
    Tax-exempt                                            75       69
Interest on federal funds sold                            10       19
                                                      ------   ------
  Total interest income                                2,211    2,049
                                                      ------   ------

INTEREST EXPENSE
- - ----------------

Interest on deposits                                     771      787
Interest on short-term borrowing                          11       14
Interest on long-term borrowing                            1        0
                                                      ------   ------
  Total interest expense                                 783      801
                                                      ------   ------
  Net interest income                                  1,428    1,248
Provision for loan losses                                 15        0
                                                      ------   ------
  Net interest income after
    provision for loan losses                          1,413    1,248
                                                      ------   ------

OTHER INCOME
- - ------------

Trust department income                                    1        8
Service fees                                              55       41
Insurance commissions                                      7        7
Realized securities gains, net                             0        0
Other                                                     23       11
                                                      ------   ------
  Total other income                                      86       67
                                                      ------   ------

OTHER EXPENSES
- - --------------

Salaries and employee benefits                           469      487
Net occupancy expense                                     66       63
Equipment rentals, depreciation
  and maintenance                                         71       65
Data processing                                           69       75
Advertising                                               21       20
FDIC insurance                                            61       62
Other                                                    238      229
                                                      ------   ------
  Total other expenses                                   995    1,001
                                                      ------   ------

Income before income taxes                               504      314
Income tax expense                                       162      104
                                                      ------   ------
Net income                                            $  342   $  210
                                                      ======   ======

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)
                                  (Continued)




                                                          Three Months Ended
                                                               March 31,
                                                         --------------------
                                                          1995         1994
                                                              (Unaudited)

Earnings per common share (Note 6)                      $    .50     $    .30
                                                        ========     ========
Weighted average shares outstanding                      689,539      691,920
Dividends per common share                              $    .10     $    .10


The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           (In thousands of dollars)

                                     Three Months Ended March 31, 1995 and 1994
                              --------------------------------------------------------
                                                      (unaudited)
                                                                                Total
                                                  Additional                    Share-
                                  Common Stock     Paid-in   Retained Treasury  holders'
                                Shares     Amount  Capital   Earnings   Stock   Equity
                              ---------------------------------------------------------
Balance, January 1, 1994         750,000   $1,500   $2,100   $ 9,457   $(775)   $12,282
Net income                                                       210                210
Cash dividends declared
  ($.10 per share)                                               (69)               (69)
                              ---------------------------------------------------------
Balance, March 31, 1994          750,000   $1,500   $2,100   $ 9,598   $(775)   $12,423
                              =========================================================

Balance, January 1, 1995         750,000   $1,500   $2,100   $10,151   $(775)   $12,976
Net income                                                       342                342
Cost of 3,632 shares acquired
  as treasury stock                                                      (76)       (76)
Cash dividends declared
 ($.10 per share)                                                (69)               (69)
                              ---------------------------------------------------------
Balance March 31, 1995           750,000   $1,500   $2,100   $10,424   $(851)   $13,173
                              =========================================================


The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                                      Three Months Ended
                                                           March 31,
                                                      -------------------
                                                      1995       1994
                                                          (Unaudited)
Cash flows from operating activities:
 Net Income                                           $   342   $   210
 Adjustments to reconcile net income to
  cash provided by operating activities:
  Provision for loan losses                                15         0
  Depreciation and amortization                            78        79
  Amortization and accretion on securities                162       191
  Decrease (increase) in accrued interest
    receivable                                             40       (80)
  Increase in other assets                               (101)      (46)
  Increase in other liabilities                           175       108
                                                      -------   -------
    Cash provided by operating activities                 711       462
                                                      -------   -------

Cash flows from investing activities:
 Proceeds from principal payments received
  on securities held to maturity                          133       285
 Proceeds from calls of securities
  available for sale                                       26         0
 Proceeds from maturities and calls of
  securities held to maturity                           4,105       315
 Purchases of securities available for sale                 0       (63)
 Purchases of securities held to maturity                   0    (1,063)
 Purchases of premises and equipment                      (15)      (42)
 Increase in loans                                     (3,764)     (979)
                                                      -------   -------
   Cash provided (used) by investing
     activities                                           485    (1,547)
                                                      -------   -------

Cash flows from financing activities:
 Cash dividends paid                                      (69)      (69)
 Acquisition of treasury stock                            (76)        0
 Decrease in short-term borrowing                      (1,138)     (151)
 Increase in long-term borrowing                           37         0
 Increase in time deposits                              1,730       120
 Decrease in other deposits                            (2,296)   (1,597)
                                                      -------   -------

    Cash used by financing activities                  (1,812)   (1,697)
                                                      -------   -------

Net decrease in cash and cash equivalents              (  616)   (2,782)
Cash and cash equivalents at beginning of period        3,184     7,129
                                                      -------   -------

Cash and cash equivalents at end of period            $ 2,568   $ 4,347
                                                      =======   =======

Supplemental disclosure of noncash investing and financing activities:
 Cash paid during the period for:

 Interest                                             $   757   $   816

 Income Taxes                                         $    26   $    28

The accompanying notes are an integral part of these financial statements.

                 CITIZENS FINANCIAL CORP. AND SUBSIDIARY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
         ---------------------

     The accounting and reporting policies of Citizens Financial Corp. and Subsidiary ("Citizens" or "the Company") conform to generally accepted accounting principles and to general policies within the financial services industry. The consolidated statements include the accounts of Citizens Financial Corp. and its wholly-owned subsidiary Citizens National Bank ("the Bank"). All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens' 1994 Annual Report to Shareholders and Form 10-K.


RECLASSIFICATIONS
- - -----------------
     Certain amounts in the financial statements for 1994, as previously presented, have been reclassified to conform to current period classifications.

 NOTE 2 - SECURITIES
          ----------

      The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 1995 and December 31, 1994 are summarized as follows (in thousands):

                                                        March 31, 1995
                                        ------------------------------------------------
                                         Carrying
                                          Value                               Estimated
                                        (Amortized    Unrealized   Unrealized   Fair
                                          Cost)          Gains       Losses    Value
- - ----------------------------------------------------------------------------------------
                                                         (Unaudited)
Held to maturity:
U.S. Treasury securities..............    $14,159          $ 27        $126      $14,060
U.S. Government agencies
 and corporations.....................      8,123            14         164        7,973
Mortgage backed securities-
 U.S. Government agencies
 and corporations.....................      2,814             2          62        2,754
Corporate debt securities.............     14,332             0         246       14,086
                                          -------          ----        ----      -------
 Total taxable........................     39,428            43         598       38,873
                                          -------          ----        ----      -------
Tax-exempt state and political
 subdivisions.........................      5,180            59          46        5,193
                                          -------          ----        ----      -------
 Total securities
  held to maturity....................    $44,608          $102        $644      $44,066
                                          =======          ====        ====      =======


                                                                                Carrying
                                                                                  Value
                                                                               (Estimated
                                        Amortized     Unrealized   Unrealized     Fair
                                          Cost           Gains       Losses      Value)
- - -----------------------------------------------------------------------------------------
                                                         (Unaudited)
Available for sale:
 Federal Reserve Bank stock...........   $   108          $  0        $  0      $   108
 Federal Home Loan Bank stock.........       405             0           0          405
                                         -------          ----        ----      -------
 Total securities available for sale..   $   513          $  0        $  0      $   513
                                         =======          ====        ====      =======

                                                       December 31, 1994
                                        ------------------------------------------------
                                        Carrying
                                          Value                                Estimated
                                       (Amortized     Unrealized   Unrealized    Fair
                                         Cost)           Gains       Losses     Value
- - ----------------------------------------------------------------------------------------
                                                              *
- - ----------------------------------------------------------------------------------------
Held to maturity:
U.S. Treasury securities..............    $15,208          $ 5      $  301     $14,911
U.S. Government agencies
 and corporations.....................      9,146            4         325       8,825
Mortgage backed securities-
 U.S. Government agencies
 and corporations.....................      2,946            0         136       2,811
Corporate debt securities.............     16,427            1         468      15,960
                                          -------          ---      ------     -------
 Total taxable........................     43,727           10       1,230      42,507
                                          -------          ---      ------     -------
Tax-exempt state and political
 subdivisions.........................      5,281           48         124       5,205
                                          -------          ---      ------     -------
 Total securities
  held to maturity....................    $49,008          $58      $1,354     $47,712
                                          =======          ===      ======     =======

*From audited financial statements.

                                                                            Carrying
                                                                              Value
                                                                            (Estimated
                                        Amortized   Unrealized  Unrealized     Fair
                                          Cost         Gains       Losses      Value)
                                       -------------------------------------------------
                                                              *
- - ----------------------------------------------------------------------------------------
Available for sale:
 Federal Reserve Bank stock...........    $   108        $ 0      $    0      $   108
 Federal Home Loan Bank stock.........        431          0           0          431
                                          -------        ---      ------      -------
 Total securities available for sale..    $   539        $ 0      $    0      $   539
                                          =======        ===      ======      =======

     The maturities, amortized cost and estimated fair values of the Bank's securities at March 31, 1995 are summarized as follows (in thousands):

                                           Held to maturity                     Available for sale
                                           ----------------                     ------------------
                                        Amortized      Estimated             Amortized       Estimated
                                           Cost        Fair Value               Cost         Fair Value
                                       -------------   ----------            --------        ----------
Due within 1 year                         $18,786       $18,601                 $  0             $  0
Due after 1 but within 5 years             23,849        23,493                    0                0
Due after 5 but within 10 years             1,973         1,972                    0                0
Due after 10 years                              0             0                  513              513
                                          -------       -------                 ----             ----
                                          $44,608       $44,066                 $513             $513
                                          =======       =======                 ====             ====

     Mortgage backed and other securities not due at a single maturity date have been allocated in the above maturity categories based on their anticipated average lives to maturity. The available for sale securities are equity securities which have no maturity date. These securities have been placed in the longest maturity category since they are required to be held for membership in the Federal Reserve and Federal Home Loan Bank; memberships which are expected to continue indefinitely.

     The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the three month periods ended March 31, 1995 and 1994 are as follows (in thousands):

                                           Proceeds From                  Gross Realized
                                    -----------------------------       ------------------
                                            Calls and   Principal
                                    Sales   Maturities  Payments          Gains     Losses
                                    -----------------------------       ------------------
March 31, 1995
Securities held to maturity        $    0   $  4,105    $    133        $    0     $    0
Securities available for sale           0         26           0             0     $    0
                                   ------   --------    --------        ------     -------
                                    $   0   $  4,131    $    133        $    0     $    0
                                    ======   ========    ========        ======    =======
March 31, 1994
Securities held to maturity        $    0   $    315    $    285        $    0     $    0
Securities available for sale           0          0           0             0     $    0
                                   ------   --------    --------        ------     ------
                                   $    0   $    315    $    285        $    0     $    0
                                   ======   ========    ========        ======    =======


     At March 31, 1995 and December 31, 1994 securities carried at $5,175,000 and $5,158,000, respectively, with estimated fair values of $5,132,000 and $5,027,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

*From audited financial statements.

 NOTE 3 - LOANS
          -----

     Total loans are summarized as follows (in thousands):

                                                                           March 31, 1995   December 31, 1994
                                                                           ---------------  -----------------
                                                                               (Unaudited)            *
Commercial, financial and agricultural                                         $ 8,117             $ 6,856
Real estate - construction                                                         817                 734
Real estate - mortgage                                                          49,315              49,444
Installment loans to individuals                                                13,777              11,639
Other                                                                              491                  49
                                                                               -------             -------
 Total loans                                                                    72,517              68,722
Less unearned income                                                                39                   6
                                                                               -------             -------
 Total loans net of unearned income                                             72,478              68,716
Less allowance for loan losses                                                   1,013               1,000
                                                                               -------             -------
 Loans, net                                                                    $71,465             $67,716
                                                                               =======             =======

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

   Analyses of the allowance for loan losses are presented below (in thousands):

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                               ---------------------------
                                                                                1995                1994
Balance at beginning of period                                                 $ 1,000             $ 1,043
                                                                               -------             -------
Loans charged off:
 Commercial and industrial                                                           0                   3
 Real estate - mortgage                                                              0                   6
 Consumer and other                                                                 12                   2
                                                                               -------             -------
  Total                                                                             12                  11
                                                                               -------             -------
Recoveries:
 Commercial and industrial                                                           3                   0
 Real estate - mortgage                                                              6                   0
 Consumer and other                                                                  1                   1
                                                                               -------             -------
  Total recoveries                                                                  10                   1
                                                                               -------             -------
Net losses                                                                           2                  10

Provision for loan losses                                                           15                   0
                                                                               -------             -------
Balance at end of period                                                       $ 1,013             $ 1,033
                                                                               =======             =======

     Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114). Under SFAS No. 114, certain impaired loans are required to be reported at the present value of expected future cash flows discounted using the loan's original effective interest rate or, alternatively, at the loan's observable market price or at the fair value of the loan's collateral if the loan is collateral dependent. The adoption of SFAS No. 114 did not materially impact the Company's financial condition or results of operations.

*From audited financial statements.

NOTE 5 - COMMITMENTS AND CONTINGENCIES
         -----------------------------

     The Company is not aware of any commitments or contingencies which may reasonably be expected to have a material impact on operating results, liquidity or capital resources. Known commitments and contingencies include the maintenance of reserve balances with the Federal Reserve, various legal actions arising in the normal course of business and commitments to extend credit.

NOTE 6 - EARNINGS PER SHARE
         ------------------

     Earnings per share is based on the weighted average number of shares outstanding during the period. For the three months ended March 31, 1995 and 1994 the weighted average number of shares were 689,539 and 691,920, respectively.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The following discussion and analysis presents the significant changes in financial condition and the results of operations of Citizens Financial Corp. and Subsidiary for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 1994 Annual Report to Shareholders and Form 10-K. Since the primary business activities of Citizens Financial Corp. are conducted through the Bank, this discussion focuses primarily on the financial condition and operations of the Bank.

EARNINGS SUMMARY
- - ----------------

          Net income for the first quarter of 1995 was $342,000, up from $210,000 in the first quarter of 1994. These levels of income represent annualized returns on average assets of 1.12% and .68%, respectively. Return on equity, meanwhile, rose from 6.95% in the first quarter of 1994 to 10.60% in the most recent quarter. Earnings per share also improved from $.30 to $.50.

          The primary factors contributing to the 62.9% improvement in quarterly earnings was a $180,000 increase in net interest income. This and other factors relating to the results of operations are more fully addressed in the following sections of this report.

NET INTEREST INCOME
- - -------------------

          Net interest income represents the primary component of Citizens' earnings. Net interest income for the first quarter of 1995 totaled $1,428,000, $180,000 or 14.4%, in excess of the $1,248,000 earned in the first quarter of 1994. This improvement is largely due to the upward repricing of the Company's real estate loan portfolio. At $50,132,000 the real estate portfolio is the Company's largest earning asset. Most of the portfolio, approximately $45,400,000, is variable rate in nature, which provided improved yields during the quarter due to rising interest rates. In total, the real estate portfolio yielded 8.64% during the first quarter of 1995 compared to 7.36% in the first quarter of 1994. This change was also the major reason the Company's tax-equivalent net interest margin for the quarter rose to 5.01% from 4.35% in the first quarter of 1994.

          Several other changes within the loan portfolio have also taken place. Total loans during the quarter increased $3,795,000 to $72,517,000. Most of this growth occurred in the areas of commercial lending, up $1,261,000, and consumer lending which rose $2,138,000. Due to the timing of this growth, average loans for the quarter of $69,940,000 exceeded the first quarter 1994 average of $69,300,000 by only $640,000. Hence, increased loan revenues due to higher volumes are expected in upcoming periods.

          These increased commercial and consumer volumes reflect the Company's efforts to more aggressively seek loan business. To date much of this business has taken the form of consumer auto financing and floor plan lending.
Management has achieved these results strictly through improved marketing and has not reduced its credit standards. The Company will continue to seek responsible loan growth in this manner having set a long-term goal of reaching a loan to deposit ratio of 75%.

          Unlike loans, the Company's deposit base has not grown during the quarter. This was by design as management has elected not to aggressively price deposits due to the potentially negative impact on net interest income. At quarter-end total deposits of $107,497,000 were only $496,000 below budgeted levels. The cost of interest-bearing liabilities during the quarter of 3.32% was only 2 basis points in excess of the 3.30% incurred during the first quarter of 1994. Nonetheless, despite management's efforts this cost is likely to rise in future periods due to pricing pressures within the local markets which caused the Company to increase rates on certificates of deposit to maintain market share.

          The lack of deposit growth caused the Company to fund its loan demand by reducing its federal funds sold position and utilizing funds from maturing securities. This transferring of funds from securities to loans resulted in a $34,000 decline in taxable security income from $620,000 to $586,000. The effect of such repositioning on liquidity will be discussed later in this report.

          As of March 31, 1995 the Company held approximately $48,374,000 in interest-bearing demand and savings deposits which are deemed to be immediately repriceable. Management believes that continued improvement in the Company's net interest income is tied closely to its ability to limit the rate of upward increase in rates paid on such deposits. The Company's net interest income may be negatively impacted should the rates paid on these deposits rise faster than the rates earned on the Company's interest earning assets.

PROVISION FOR LOAN LOSSES
- - -------------------------

          In order to maintain a balance in the allowance for loan losses which is sufficient to absorb potential loan losses, a charge to operating expense is made. This charge is known as the provision for loan losses. Various factors are considered when determining the amount of the provision for loan losses including trends in loan volume, delinquencies, economic conditions, past experience and other relevant factors.

          Based on management's analysis of the factors noted above, a provision for loan losses of $15,000 was made in the first quarter of 1995. No provision was made during the first quarter of 1994. At $1,013,000, or 1.40% of gross loans, the allowance is considered adequate to absorb potential loan losses.
Net charge-offs for the first quarter of 1995 were less than $2,000. Past due loans, which comprise only 1.90% of gross loans, and nonaccrual loans totaling only $9,000 are considered to be adequately addressed within the allowance. Management will continue to evaluate the adequacy of the allowance for loan losses in light of the inherent risk of the loan portfolio.

NONINTEREST INCOME AND EXPENSE
- - ------------------------------

          Noninterest income totaled $86,000 in the first quarter of 1995, up more than 28% from the first quarter 1994 total of $67,000. Much of this improvement resulted from the introduction of a revised service fee schedule in December, 1994. These fees, including revised minimum balance fees on DDA and savings accounts, returned item fees and the adoption of a revised overdraft policy, caused service fees to increase from $41,000 in the first quarter of 1994 to $55,000 in the first quarter of 1995. Other changes in the fee structure, together with higher levels of safe deposit income, resulted in the rise in other income from $11,000 to $23,000. The positive impact from the revised fee structure is expected to continue although the effect may be somewhat reduced as market adjustments occur.

          Noninterest expense for the first quarter of 1995 of $995,000 was nearly level with the first quarter 1994 total of $1,001,000. Among the components of noninterest expense net occupancy expense, equipment rental, data processing, advertising and FDIC insurance, although exhibiting some minor individual variances, remained relatively stable. These five items totaled $288,000 and $285,000 in the first quarter of 1995 and 1994, respectively.

          More significant was an $18,000 decrease in salaries and employee benefits. This improvement is primarily due to savings on group insurance costs due to a change in plan administrators and better performance. The Company's medical plan is partially self-funded.

          Other expenses increased from $229,000 in the first quarter of 1994 to $238,000 this year due to several factors including higher costs for supplies, professional services, memberships and nonincome based taxes. While some expense levels cannot be strictly controlled management has implemented a program to help ensure such expenditures remain within budgeted levels.

          As of March 31, 1995 Citizens' income tax expense of $162,000 was $58,000 in excess of the $104,000 recorded in the first quarter of 1994. The Company's effective tax rates for the two periods were 32.1% and 33.1, respectively.

FINANCIAL CONDITION
- - -------------------

          Total assets of $122,632,000 at March 31, 1995 are down $1,295,000 from $123,927,000 at year-end 1994. Management does not believe this decrease is significant and believes the Bank's asset base is stable. This belief reflects a local economy which exhibits neither signs of significant growth or contraction.

          Despite the lack of growth in the economy management is actively seeking quality loans. Such efforts are based on more effective marketing efforts and, together with the completion of a highway which has made nearby communities more accessible, have been very successful. Total loans grew $3,795,000 during the quarter representing a 5.5% increase. Management expects the first quarter trend of rising levels of commercial and consumer loans to continue as current efforts are expanded.

          These efforts have caused the relative makeup of the loan portfolio to change somewhat. Commercial loans, which comprised 9.98% of the portfolio at year-end, are now 11.19% of the total. Similarly, consumer loans have increased from 16.94% to 19.00% of total loans. Real estate mortgages, meanwhile, have decreased from 71.95% of total loans to 68.00%.

          It is the Company's policy to place loans on a nonaccrual status when full collection of principal and interest are unlikely or when a loan is 90 or more days past due as to principal or interest and is not both well secured and in the process of collection. Both nonaccrual and past due loans have been kept at low levels due to continual monitoring and the enforcement of high credit standards. A summary of past due loans and nonperforming assets is provided in the following table.


               Summary of Past Due Loans and Nonperforming Assets
               --------------------------------------------------
                                 (in thousands)

                                             March 31              December 31
                                  ----------------------------     -----------
                                     1995              1994           1994
                                           (unaudited)                  *
Loans past due 90 or more days
  still accruing interest            $ 199             $  95          $ 143
                                     =====             =====          =====

Nonperforming assets:
  Nonaccruing loans                  $   9             $ 371          $ 282
  Other Real Estate Owned               75                76             75
                                     -----             -----          -----
                                     $  84             $ 447          $ 357
                                     =====             =====          =====

* From the Company's Form 10-K filing dated December 31, 1994


          Management performs a comprehensive loan evaluation quarterly in order to identify all potential problem credits, including but not limited to past due and nonaccrual loans. Based on this review management is unaware of any trends or uncertainties which it reasonably expects may materially impact future operating results or capital resources and is of the opinion that the allowance for loan losses adequately provides for any potential loan losses which may reasonably be expected.

          The Bank's securities portfolio decreased a total of $4,426,000 during the first quarter as maturing issues were redirected for the purpose of funding loans. The composition of the portfolio continues to reflect the Bank's conservative philosophy. A significant portion of the portfolio, 31.76%, is held in corporate debt instruments all of which carry a rating of A3 or higher and mature within three years. Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, (SFAS 115). With the exception of its two equity securities, those of the Federal Reserve and the Federal Home Loan Bank, the Company elected to classify all of its securities as held to maturity. These equity securities are not actively traded and are held as requirements for membership in the Federal Reserve Bank and Federal Home Loan Bank. Because there is no active market for these issues book value approximates market value. Hence, no unrealized holding gains or losses are recognized and the Company maintains no trading account. Classification of securities purchased subsequent to the adoption date is determined at the time of the purchase.

          A further discussion on the classification of securities and liquidity will be presented later in this report.

          Total deposits declined slightly in the first quarter from $108,063,000 to $107,497,000. Noninterest bearing deposits represented 12.99% and 13.46% of the total at March 31, 1995 and December 31, 1994, respectively. Interest bearing deposits, which now represent 87.01% of total deposits, remained generally stable during the quarter although both savings deposits and certificates of deposit showed some variance. Savings accounts fell $1,528,000, or 4.91%, during the quarter while certificates of deposit increased $1,397,000. These changes appear to be interest rate driven as savings accounts presently carry the same interest rate, 2.75%, as they have throughout 1994. Certificates of deposit, meanwhile, have been subject to upward interest rate movements in recent months. Management will continue to attempt to maintain deposit levels without becoming involved in aggressive deposit pricing despite significant local competition.

          Total shareholders' equity of $13,173,000 at March 31, 1995 is 10.74% of total assets. This compares with $12,976,000, 10.47%, at year end 1994.
Cash dividends declared and paid during the quarter were $.10 per share representing a dividend payout ratio of 20%. Dividends are determined quarterly by the board of directors.

          The Federal Reserve's risk based capital guidelines provide for the relative weighting of both on-balance-sheet and off-balance-sheet items based on their degree of risk. The Company continues to exceed all regulatory capital requirements as shown in the following table:


                            Minimum Capital Standard Ratios
- - -----------------------------------------------------------------------------------------------
                                                                  Citizens         Regulatory
                                                               Financial Corp.    Requirements
- - -----------------------------------------------------------------------------------------------
Total capital to risk weighted assets                                18.38%           8.0%
Tier I capital to risk weighted assets                               17.13%           4.0%
Tier I capital to adjusted total assets                              10.45%           3.0%

          The Company is unaware of any trends or uncertainties, nor do any plans exist, which may materially impair its capital position.

          The Bank assures that there is sufficient cash flow to meet the requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing to satisfy their credit needs through a system of liquidity management. Historically, the Bank has generated sufficient liquidity through internal operations to satisfy these needs. Due to the Bank's strategic decisions to seek loan growth without significant increases in deposits, short-term borrowings are currently being utilized to provide needed liquidity. This situation is seen as a temporary one as the held to maturity portfolio will provide approximately $13,352,000 in liquidity from October, 1995 through February, 1996. At that time maturing securities will be used to retire short-term borrowings and fund additional loan growth. Projections indicate that this strategy will permit the achievement of a 75% loan to deposit ratio which is desired in the long-term.

          At the present time the Bank has available to it over $17,000,000 in lines of credit with several correspondent banks. Additional sources of liquidity being evaluated include the sale of a portion of the current loan portfolio, the establishment of a reverse repurchase agreement for short-term borrowing needs, and the designation of an available for sale securities portfolio.

                                       PART II - OTHER INFORMATION


Item 1.  Legal Proceedings:    None.
         -----------------

Item 2.  Changes in Securities:  None.
         ---------------------

Item 3.  Defaults upon Senior Securities:   None.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders:  None.
         ----------------------------------------------------

Item 5.  Other Information:  None.
         ------------------

Item 6.  Exhibits and Reports on Form 8-K:
         ---------------------------------

         (a)  Exhibits:  None.

         (b)  Reports on Form 8-K:   None.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CITIZENS FINANCIAL CORP.



 Date: April 28, 1995                    /s/ Robert J. Schoonover
      ____________________              _______________________________
                                             Robert J. Schoonover
                                             President
                                             Chief Executive Officer



 Date:  April 28, 1995                   /s/ Thomas K. Derbyshire
      ____________________              _______________________________
                                             Thomas K. Derbyshire
                                             Treasurer
                                             Principal Financial Officer

[ARTICLE] 9
[LEGEND]
This schedule contains summary financial information extracted from the March 31, 1995 Form 10-Q and is qualified in its entirety by reference to such financial statements.
[/LEGEND]
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1994
[PERIOD-START]                             JAN-01-1995
[PERIOD-END]                               MAR-31-1995
[CASH]                                           2,568
[INT-BEARING-DEPOSITS]                               0
[FED-FUNDS-SOLD]                                     0
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                        513
[INVESTMENTS-CARRYING]                          44,608
[INVESTMENTS-MARKET]                            44,066
[LOANS]                                         72,517
[ALLOWANCE]                                      1,013
[TOTAL-ASSETS]                                 122,632
[DEPOSITS]                                     107,497
[SHORT-TERM]                                       993
[LIABILITIES-OTHER]                                729
[LONG-TERM]                                        240
[COMMON]                                         1,500
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                      11,673
[TOTAL-LIABILITIES-AND-EQUITY]                 122,632
[INTEREST-LOAN]                                  1,540
[INTEREST-INVEST]                                  661
[INTEREST-OTHER]                                    10
[INTEREST-TOTAL]                                 2,211
[INTEREST-DEPOSIT]                                 771
[INTEREST-EXPENSE]                                 783
[INTEREST-INCOME-NET]                            1,428
[LOAN-LOSSES]                                       15
[SECURITIES-GAINS]                                   0
[EXPENSE-OTHER]                                    995
[INCOME-PRETAX]                                    504
[INCOME-PRE-EXTRAORDINARY]                         504
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                       342
[EPS-PRIMARY]                                      .50
[EPS-DILUTED]                                      .50
[YIELD-ACTUAL]                                    5.01
[LOANS-NON]                                          9
[LOANS-PAST]                                       199
[LOANS-TROUBLED]                                     0
[LOANS-PROBLEM]                                      0
[ALLOWANCE-OPEN]                                 1,000
[CHARGE-OFFS]                                       12
[RECOVERIES]                                        10
[ALLOWANCE-CLOSE]                                1,013
[ALLOWANCE-DOMESTIC]                             1,013
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                            100