Form 10-Q/A
period 1995-03-31
CITIZENS FINANCIAL CORP/DE/
filed 1995-06-23
CIK 764156

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
   ACT OF 1934

The purpose of this filing is to correct the prior submission of the financial data schedule.

For the quarterly period ended                 March 31, 1995
                              ------------------------------------------------

Commission file number 2-96144
                       -------


                            CITIZENS FINANCIAL CORP.
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                        Delaware                       55-0666598
- -----------------------------------------------------------------------------
            (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)       Identification No.)


            213 Third Street, Elkins, West Virginia       26241
- -----------------------------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)


                                 (304) 636-4095
- -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
- -----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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


                          This report contains 3 pages.

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

         (a)  Exhibits:  Exhibit 27, Financial Data Schedule

         (b)  Reports on Form 8-K:   None.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CITIZENS FINANCIAL CORP.



 Date:  June 20, 1995                       /s/ Robert J. Schoonover
      ____________________              _______________________________
                                             Robert J. Schoonover
                                             President
                                             Chief Executive Officer



 Date:  June 20, 1995                       /s/ Thomas K. Derbyshire
      ____________________              _______________________________
                                             Thomas K. Derbyshire
                                             Treasurer
                                             Principal Financial Officer