Form 10-Q
period 1995-06-30
CITIZENS FINANCIAL CORP/DE/
filed 1995-08-04
CIK 764156

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
   ACT OF 1934

For the quarterly period ended                 JUNE 30, 1995
                              ------------------------------------------------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                Yes   X    No
                                                            -------  -------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                     Outstanding at
                        Class                        June 30, 1995
                        -----                       ---------------

             Common Stock ($2.00 par value)              688,288



                        This report contains 19 pages.

                                   FORM 10-Q
                            CITIZENS FINANCIAL CORP.
                          Quarter Ended June 30, 1995


                                     INDEX


                                                            Page No.
                                                            --------

Part I.   Financial Information

           Condensed Consolidated Balance Sheets
            June 30, 1995 and December 31, 1994................3

           Condensed Consolidated Statements of Income
            Three Months Ended
            June 30, 1995 and June 30, 1994
            and Six Months Ended
            June 30, 1995 and June 30, 1994..................4-5

           Condensed Consolidated Statements of
            Changes in Shareholders' Equity
            Six Months Ended
            June 30, 1995 and June 30, 1994....................6

           Condensed Consolidated Statements of
            Cash Flows
            Six Months Ended
            June 30, 1995 and June 30, 1994....................7

           Notes to Condensed Consolidated
            Financial Statements............................8-12

           Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations..................................13-17

Part II.  Other Information and Index to Exhibits.............18

           Signatures.........................................19

                        PART I - FINANCIAL INFORMATION
                            CITIZENS FINANCIAL CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)


                                                       June 30,    December 31,
                                                         1995          1994
                                                      -----------  ------------
                                                      (Unaudited)       *

ASSETS
- ------

Cash and due from banks                                 $  3,182       $  3,184
Federal funds sold                                             0              0
Securities available for sale (Note 2)                       513            539
Securities held to maturity (estimated fair value
   $43,348 and $47,712, respectively) (Note 2)            43,376         49,008
Loans, less allowance for loan losses of
   $1,029 and $1,000, respectively (Notes 3 and 4)        75,730         67,716
Premises and equipment                                     1,444          1,534
Accrued interest receivable                                1,142          1,241
Other assets                                                 770            705
                                                        --------       --------
     Total Assets                                       $126,157       $123,927
                                                        ========       ========



LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Deposits:
   Noninterest bearing                                  $ 14,556       $ 14,544
   Interest bearing                                       93,695         93,519
                                                        --------       --------
     Total deposits                                      108,251        108,063
Short-term borrowings                                      3,583          2,131
Long-term borrowings                                         240            203
Other liabilities                                            602            554
                                                        --------       --------
     Total liabilities                                   112,676        110,951
                                                        --------       --------

Commitments and contingencies (Note 5)

SHAREHOLDERS' EQUITY
- -------------------------------------------------

Common stock, authorized 1,250,000 shares of
   $2.00 par value; issued 750,000 shares                  1,500          1,500
Additional paid in capital                                 2,100          2,100
Retained earnings                                         10,732         10,151
Treasury stock, at cost, 61,712 and 58,080
   shares, respectivley                                     (851)          (775)
                                                        --------       --------
     Total shareholders' equity                           13,481         12,976
                                                        --------       --------
     Total Liabilities and Shareholders' Equity         $126,157       $123,927
                                                        ========       ========


*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)

                                                                Three Months Ended       Six Months Ended
                                                                      June 30,                June 30,
                                                               -------------------      -----------------
                                                               1995           1994      1995         1994
                                                                    (Unaudited)             (Unaudited)
INTEREST INCOME
- ---------------

Interest and fees on loans                                    $1,697         $1,396     $3,237      $2,737
Interest and dividends on
 securities:
  Taxable                                                        552            671      1,138       1,291
  Tax-exempt                                                      75             30        150          99
Interest on federal funds sold                                     2              8         12          27
                                                              ------         ------     ------      ------
  Total interest income                                        2,326          2,105      4,537       4,154
                                                              ------         ------     ------      ------

INTEREST EXPENSE
- ----------------

Interest on deposits                                             832            770      1,603       1,557
Interest on short-term borrowings                                 19             19         30          33
Interest on long-term borrowings                                   3              0          4           0
                                                              ------         ------     ------      ------
  Total interest expense                                         854            789      1,637       1,590
                                                              ------         ------     ------      ------
  Net interest income                                          1,472          1,316      2,900       2,564
Provision for loan losses                                         15              0         30           0
                                                              ------         ------     ------      ------
  Net interest income after
    provision for loan losses                                  1,457          1,316      2,870       2,564
                                                              ------         ------     ------      ------

OTHER INCOME
- ------------

Trust department income                                           30             12         31          20
Service fees                                                      56             61        111         102
Insurance commissions                                              8              7         15          14
Securities gains,net                                               0              0          0           0
Other                                                             47              8         70          19
                                                              ------         ------     ------      ------
  Total other income                                             141             88        227         155
                                                              ------         ------     ------      ------

OTHER EXPENSES
- --------------

Salaries and employee benefits                                   511            502        980         989
Net occupancy expense                                             69             64        135         127
Equipment rentals, depreciation
  and maintenance                                                 70             73        141         138
Data processing                                                   79             77        148         152
Advertising                                                       21             20         42          40
FDIC insurance                                                    60             62        121         124
Other                                                            186            215        424         444
                                                              ------         ------     ------      ------
  Total other expense                                            996          1,013      1,991       2,014
                                                              ------         ------     ------      ------

Income before income taxes                                       602            391      1,106         705
Income tax expense
                                                                 225            139        387         243
                                                              ------         ------     ------      ------
Net income                                                    $  377         $  252     $  719      $  462
                                                              ======         ======     ======      ======

The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands of dollars, except per share data)
                                    (Continued)


                                         Three Months Ended      Six Months Ended
                                               June 30,               June 30,
                                         ------------------     --------  -------
                                         1995         1994       1995      1994
                                             (Unaudited)           (Unaudited)


Earnings per common share (Note 6)    $   .54       $   .36     $  1.04       $.67
                                      =======       =======     =======       ====

Weighted average shares outstanding   688,288       691,920     688,907    691,920
Dividends per common share            $   .10        $  .10     $   .20       $.20


The accompanying notes are an integral part of these financial statements.

                                  CITIZENS FINANCIAL CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands of dollars)

                                                                        Six Months Ended June 30, 1995 and 1994
                                                                        ----------------------------------------
                                                                                       (Unaudited)
                                                                                                                    Total
                                                                                   Additional                       Share-
                                                                  Common Stock       Paid In   Retained  Treasury  holders'
                                                                 Shares     Amount   Capital   Earnings    Stock    Equity
                                                                ---------  --------  --------  --------  ---------  -------

Balance, January 1, 1994                                         750,000    $1,500     $2,100   $ 9,457     $(775)  $12,282

Net income                                                                                          462                 462
Cash dividends declared
  ($.20 per share)                                                                                 (139)               (139)
                                                                 -------    ------   --------  --------  --------   -------
Balance, June 30, 1994                                           750,000    $1,500     $2,100   $ 9,780     $(775)  $12,605
                                                                 =======    ======   ========  ========  ========   =======


Balance, January 1, 1995                                         750,000    $1,500     $2,100   $10,151     $(775)  $12,976
Net income                                                                                          719                 719
Cost of 3,632 shares acquired
  as treasury stock                                                                                 (76)                (76)
Cash dividends declared
  ($.20 per share)                                                                                 (138)               (138)
                                                                 -------    ------   --------  --------  --------   -------
Balance June 30, 1995                                            750,000    $1,500     $2,100   $10,732     $(851)  $13,481
                                                                 =======    ======   ========  ========  ========   =======


The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)


                                                     Six Months Ended
                                                         June 30,
                                                    -------------------
                                                      1995      1994
                                                        (Unaudited)
Cash flows from operating activities:
 Net Income                                         $    719   $   462
 Adjustments to reconcile net income to
 cash provided by operating activities:
  Provision for loan losses                               30         0
  Depreciation and amortization                          157       158
  Amortization and accretion on securities               308       362
  Gain on sale of loans                                  (24)        0
  Decrease in accrued interest receivable                 99        17
  (Increase) decrease in other assets                    (97)       33
  Increase (decrease) in other liabilities                48        (4)
                                                    --------   -------
    Cash provided by operating activities              1,240     1,028
                                                    --------   -------

Cash flows from investing activities:
 Proceeds from principal payments received
  on securities held to maturity                         164       529
 Proceeds from calls of securities
  available for sale                                      26         0
 Proceeds from maturities and calls of
  securities held to maturity                          5,675     4,445
 Purchases of securities available for sale                0       (63)
 Purchases of securities held to maturity               (515)   (4,072)
 Purchases of premises and equipment                     (35)      (54)
 Proceeds from sale of other real estate owned
  and other repossessed assets                             0         3
 Proceeds from sale of loans                           2,511         0
 Increase in loans                                   (10,531)   (1,937)
                                                    --------   -------
   Cash used by investing activities                  (2,705)   (1,149)
                                                    --------   -------

Cash flows from financing activities:
 Cash dividends paid                                    (138)     (139)
 Acquisition of treasury stock                           (76)        0
 Increase (decrease) in short-term borrowing           1,452      (121)
 Increase in long-term borrowing                          37         0
 Increase in time deposits                             2,060        24
 Decrease in other deposits
                                                      (1,872)   (2,723)
   Cash provided (used) by financing activities     --------   -------
                                                       1,463    (2,959)
                                                    --------   -------

Net decrease in cash and cash equivalents                 (2)   (3,080)

Cash and cash equivalents at beginning of period       3,184     7,129
                                                    --------   -------

Cash and cash equivalents at end of period          $  3,182   $ 4,049
                                                    ========   =======

Supplemental disclosure of non cash investing
 and financing activities:
 Cash paid during the period for:
   Interest                                         $  1,607   $ 1,613
   Income Taxes                                     $    380   $   264
 Acquisition of other real estate owned and
   other repossessed assets                         $      3   $     3

The accompanying notes are an integral part of these financial statements.

                    CITIZENS FINANCIAL CORP. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
         ---------------------

     The accounting and reporting policies of Citizens Financial Corp. and Subsidiary ("Citizens" or "the Company") conform to generally accepted accounting principles and to general policies within the financial services industry. The consolidated statements include the accounts of Citizens Financial Corp. and its wholly-owned subsidiary Citizens National Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens' 1994 Annual Report to Shareholders and Form 10-K.


RECLASSIFICATIONS
- -----------------
     Certain amounts in the financial statements for 1994, as previously presented, have been reclassified to conform to current period classifications.

NOTE 2 - SECURITIES
         ----------

     The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 1995 and December 31, 1994 are summarized as follows (in thousands):

                                                                June 30, 1995
                                                ---------------------------------------------
                                                 Carrying
                                                   Value                           Estimated
                                                (Amortized  Unrealized  Unrealized    Fair
                                                  Cost)       Gains       Losses     Value
                                                ----------  ----------  ----------  --------
                                                               (Unaudited)
Held to maturity:
U.S. Treasury securities......................     $13,115        $ 63   $    29    $13,149
U.S. Government agencies
 and corporations.............................       8,101          30        49      8,082
Mortgage backed securities-
 U.S. Government agencies
 and corporations.............................       2,783          23        33      2,773
Corporate debt securities.....................      14,236          20       100     14,156
                                                   -------        ----   -------    -------
 Total taxable................................      38,235         136       211     38,160
                                                   -------        ----   -------    -------
Tax-exempt state and political
 subdivisions.................................       5,141          74        27      5,188
                                                   -------        ----   -------    -------
 Total securities
  held to maturity............................    $ 43,376       $ 210      $238    $43,348
                                                   =======        ====   =======    =======

                                                                                     Carrying
                                                                                      Value
                                                                                    (Estimated
                                                 Amortized   Unrealized   Unrealized    Fair
                                                   Cost         Gains       Losses     Value)
- ----------------------------------------------  -----------  ----------   ---------- --------
Available for sale:
Federal Reserve Bank stock....................     $   108        $  0   $     0    $   108
Federal Home Loan Bank stock..................         405           0         0        405
                                                   -------        ----   -------    -------
Total securities available for sale...........     $   513        $  0   $     0    $   513
                                                   =======        ====   =======    =======

                                                            December 31, 1994
                                             ----------------------------------------------
                                                 Carrying
                                                  Value                            Estimated
                                               (Amortized   Unrealized  Unrealized    Fair
                                                  Cost)        Gains      Losses     Value
                                               ----------   ----------  ----------  --------
                                                                     *
- --------------------------------------------------------------------------------------------
Held to maturity:
U.S. Treasury securities......................     $15,208        $  5   $   301    $14,912
U.S. Government agencies
 and corporations.............................       9,146           4       325      8,825
Mortgage backed securities-
 U.S. Government agencies
 and corporations.............................       2,946           0       136      2,810
Corporate debt securities.....................      16,427           1       468     15,960
                                                   -------        ----   -------    -------
 Total taxable................................      43,727          10     1,230     42,507
                                                   -------        ----   -------    -------
Tax-exempt state and political
 subdivisions.................................       5,281          48       124      5,205
                                                   -------        ----   -------    -------
 Total securities
   held to maturity...........................     $49,008        $ 58   $ 1,354    $47,712
                                                   =======        ====   =======    =======


*From audited financial statements.

                                                                                                             Carrying
                                                                                                              Value
                                                                                                            (Estimated
                                                                   Amortized    Unrealized    Unrealized       Fair
                                                                     Cost          Gains        Losses        Value)
- ----------------------------------------------------------------------------------------------------------------------
Available for sale:
Federal Reserve Bank stock............................             $   108       $     0          $  0         $108
Federal Home Loan Bank stock..........................                 431             0             0          431
                                                                   -------       -------          ----         ----
Total securities available for sale...................             $   539       $     0          $  0         $539
                                                                   =======       =======          ====         ====

 The maturities, amortized cost and estimated fair values of the Bank's securities at June 30, 1995 are summarized as follows (in thousands):


                                                                            Held to maturity       Available for sale
                                                                           -----------------       ------------------
                                                                       Amortized     Estimated    Amortized     Estimated
                                                                          Cost       Fair Value      Cost       Fair Value
                                                                       ---------     ----------   ----------    ----------
Due within 1 year                                                       $19,551       $19,486          $  0         $  0
Due after 1 but within 5 years                                           21,558        21,583             0            0
Due after 1 but within 10 years                                           2,267         2,279             0            0
Due after 10 years                                                            0             0           513          513
                                                                        -------       -------          ----        ----
                                                                        $43,376       $43,348          $513         $513
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

    The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the six month periods ended June 30, 1995 and 1994 are as follows (in thousands):

                                            Proceeds From             Gross Realized
                                   ----------------------------     -----------------
                                           Calls and   Principal
                                    Sales  Maturities  Payments     Gains      Losses
                                   ----------------------------     -----------------
June 30, 1995:
Securities held to maturity        $   0  $    5,675  $     164     $   0      $   0
Securities available for sale          0          26          0         0          0
                                   -----  ----------  ---------     -----       ----
                                   $   0  $    5,701  $     164     $   0      $   0
                                   =====  ==========  =========     =====       ====

June 30, 1994:
Securities held to maturity        $   0  $    4,445  $     529     $   0      $   0
Securities available for sale          0           0          0         0          0
                                   -----  ----------  ---------     -----       ----
                                   $   0  $    4,445  $     529     $   0      $   0
                                   =====  ==========  =========     =====       ====

    At June 30, and December 31, 1994 securities carried at $5,152,000 and $5,158,000, respectively, with estimated fair values of $5,168,000 and $5,027,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

*From audited financial statements.

 NOTE 3 - LOANS
          -----

     Total loans are summarized as follows (in thousands):

                                                         June 30, 1995   December 31, 1994
                                                         --------------  -----------------
                                                          (Unaudited)            *
Commercial, financial and agricultural                         $ 9,732             $ 6,856
Real estate - construction                                       1,025                 734
Real estate - mortgage                                          50,777              49,444
Installment loans to individuals                                14,773              11,639
Other                                                              489                  49
                                                               -------             -------
  Total loans                                                   76,796              68,722
Less unearned income                                                37                   6
                                                               -------             -------
  Total loans net of unearned income                            76,759              68,716
Less allowance for loan losses                                   1,029               1,000
                                                               -------             -------
  Loans, net                                                   $75,730             $67,716
                                                               =======             =======

NOTE 4 - ALLOWANCE FOR LOAN LOSSES
         -------------------------

     Analyses of the allowance for loan losses are presented below (in thousands):

                                          Three Months Ended Six Months Ended
                                                June 30,         June 30,
                                          ------------------ ----------------
                                             1995     1994    1994     1995
Balance at beginning of period              $1,013   $1,033  $1,000  $1,043
Loans charged off:
 Commercial and industrial                       0        1       0       4
 Real estate - mortgage                          0        0       0       6
 Consumer and other                              1       15      13      17
                                            ------   ------  ------  ------
  Total                                          1       16      13      27
                                            ------   ------  ------  ------

Recoveries:
 Commercial and industrial                       0        0       3       0
 Real estate - mortgage                          0        0       6       0
 Consumer and other                              2        0       3       1
                                            ------   ------  ------  ------
  Total recoveries                               2        0      12       1
                                            ------   ------  ------  ------

Net losses (recoveries)                         (1)      16       1      26
Provision for loan losses                       15        0      30       0
                                            ------   ------  ------  ------
Balance at end of period                    $1,029   $1,017  $1,029  $1,017
                                            ======   ======  ======  ======

     Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114). Under SFAS No. 114, certain impaired loans are required to be reported at the present value of expected future cash flows discounted using the loan's original effectiv interest rate or, alternatively, at the loan's observable market price or at the fair value of the loan's collateral if the loan is collateral dependent. The adoption of SFAS No. 114 did not materially impact the Company's financial condition or results of operations.

*From audited financial statements.

NOTE 5- COMMITMENTS AND CONTINGENCIES
        -----------------------------

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


NOTE 6 - EARNINGS PER SHARE
         ------------------

     Earnings per share is based on the weighted average number of shares outstanding during the period. For the six month periods ended June 30, 1995 and 1994 the weighted average number of shares were 688,907 and 691,920, respectively. The weighted average number of shares outstanding during the three month periods then ended were 688,288 and 691,920, respectively.

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

EARNINGS SUMMARY
- ----------------

     Net income for the second quarter of 1995 was $377,000 or $.54 per share. This is up 50% from the second quarter of 1994 when the Company earned $252,000 or $.36 per share. For the first six months of 1995 net income of $719,000 is 56% above 1994's $462,000.

     The improved quarterly and year-to-date results primarily reflect an improvement in net interest income. This and other facotrs relating to the results of operations are more fully addressed in the following sections of this report.

NET INTEREST INCOME
- -------------------

     Net interest income represents the primary component of Citizens' earnings. For the second quarter of 1995 net interest income was $1,472,000, up 11.9% from the $1,316,000 recorded during the second quarter of 1994. With total interest earning assets remaining almost stable, the quarterly net interest margin of 5.08% was much improved from the second quarter of 1994 when it was 4.47%.

     This improvement reflects both greater volumes and improved yields within the Company's loan portfolio. Total loans increased $4,279,000 during the quarter to $76,796,000. This is $6,349,000 greater than at June 30, 1994. At the same time the yield on the loan portfolio rose from 7.96% in the second quarter of 1994 to 9.17% in the second quarter of 1995.

     Loan growth occurred in all three of the major loan categories with real estate loans rising $1,670,000 during the quarter, commercial loans rising $1,615,000 and consumer loans rising $996,000. In addition, student loans, which are reported as consumer loans, totaling $2,476,000 were sold during the quarter in order to improve income opportunities. These rising volumes reflect the Company's efforts to more aggressively seek loan business. To date much of this business has taken the form of consumer auto financing and floor plan lending. These results have been achieved strictly through improved marketing as credit standards have not been relaxed. The Company intends to continue to seek responsible loan growth in this manner having set a long-term goal of reaching a loan to deposit ratio of 75%. Currently this ratio stands at 71%.

     As noted previously, improved yields also helped increase net interest income. Yields during the second quarter of 1995 compare very favorably to those of the second quarter of 1994 especially real estate and commercial yields. In the case of real estate lending the quarterly yield improved to 8.91% from 7.56% while commercial yields were up 122 basis points to 10.12%. Much of this reflects the trend toward higher interest rates during this time and the fact that the majority of these portfolios are variable rate loans.

     Unlike loans, the Company's deposit base did not grow significantly during the quarter. As of June 30, 1995 total deposits of $108,251,000 were $754,000 more than at March 31, 1995 but $1,038,000 below the June 30, 1994 level of

$109,289,000. The cost of these deposits rose to 3.59% during the second quarter of 1995 as the need to utilize short-term borrowings and attract short-term deposits to fund loan growth arose. The cost of funds was 3.32% in the first quarter of the year and 3.23% in the second quarter of 1994.

     The use of these short-term funding mechanisms is expected to continue through much of 1995 until sufficient funds become available from the securities portfolio. At that time it is expected that such strategies may be discontinued thereby lowering the cost of funds. A more complete discussion of liquidity is presented later in this report.

     Analyzing net interest income on a year-to-date basis shows many of the same indicators as noted above. Net interest income improved $336,000 and the net interest margin rose from 4.42% to 5.05% due to rising loan volumes and yields coupled with controlled deposit levels and cost of funds. Total loan growth during the first six months of 1995 was $8,074,000.

     Management employs various asset/liability management practices to reduce interest rate risk and protect earnings from the effects of changing interest rates. Among these practices is gap management. The Bank's gap is measured as the difference between rate sensitive assets and rate sensitive liabilities during a given time period. When rate sensitive assets exceed rate sensitive liabilities the gap is positive; a condition which is usually favorable in rising interest rate enviornments. The opposite case, a negative gap, is normally beneficial in falling interest rate enviornments.

     While the Company does not attempt to forecast interest rates recent data indicates that interest rate decreases could occur over the next six to twelve months. Although some $48,200,000 of interest bearing liabilities could immediately reprice in response to any such rate decrease, such an event is unlikely. Consequently, management perceives the Company to be positively gapped over the next twelve months. While this may result in downward pressure on the Company's net interest income management expects to limit this by reinvesting some $17,000,000 of securities, currently yielding 5.47%, in higher yielding assets.

PROVISION FOR LOAN LOSSES
- -------------------------

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

     Based on management's analysis of the factors noted above, a provision for loan losses of $30,000 was made in the first half of 1995. No provision was made during the first half of 1994. At $1,029,000, or 1.34% of gross loans, the allowance is considered adequate to absorb potential loan losses. Net charge-offs for the first six months of 1995 were only $1,000. Past due loans, which comprise 2.33% of gross loans, and nonaccrual loans totaling $43,000 are considered to be adequately addressed within the allowance. Management will continue to evaluate the adequacy of the allowance for loan losses in light of the inherent risk of the loan portfolio.

NONINTEREST INCOME AND EXPENSE
- ------------------------------

     Noninterest income totaled $141,000 in the second quarter of 1995, up 60% from the second quarter 1994 total of $88,000. Much of this improvement was due to the timing of trust revenues, which are recorded on the cash basis of accounting, and a $24,000 gain on the sale of student loans. On a year-to-date basis noninterest income has improved greatly increasing $72,000 to $227,000.
In addition to the impact of trust revenues and the student loan sale the introduction of a revised fee schedule has had a positive effect. These fees, including minimum balance fees, a revised overdraft policy, returned item fees and several others provided additional revenues of $16,000 during the first half of the year. While several other fee analyses are ongoing management expects the positive impact from a more competitive fee structure to continue in the future.

     Noninterest expense for the second quarter of the year decreased slightly to $996,000 from $1,013,000. The largest item of noninterest expense, salaries and employee benefits, increased slightly despite a $12,000 reduction in group insurance expense. This is the result of the establishment of an executive supplemental income plan. Under the plan certain key executives are entitled to receive specified postretirement benefits provided they remain with the Bank until retirement. As prescribed by Statement of Financial Accounting Standards No. 106, Accounting for Postretirement Benefits Other Than Pensions, the Company accrues the present value of those benefits. This expense totaled $19,000 during the second quarter and is expected to total approximately $61,000 for fiscal year 1995. The remaining areas of noninterest expense have been well controlled and show only minor variations from the prior year except the category of other where several items, including cash outages, resulted in a $29,000 improvement.

     On a year-to-date basis total noninterest expense of $1,991,000 is $23,000 below 1994's $2,014,000. Again, most categories show only minor changes. Other noninterest expense provides the greatest improvement of $20,000 which is primarily due to the 1994 loss following the robbery of a branch facility. Another significant improvement is group insurance expense, down $31,000. This, however, is offset by the $19,000 executive supplemental income cost and a $9,000 increase in incentive compensation.

     Income tax expense for the first half of the year totaled $387,000 or 35% of pretax income compared to $243,000, 34.5% of pretax income, in 1994.

FINANCIAL CONDITION
- -------------------

     Total assets of $126,157,000 at June 30, 1995 are $2,230,000, or 1.8%, in
excess of the December 31, 1994 total of $123,927,000. This growth has been driven by increased loan demand. As noted previously, although the local economy is not growing in a significant manner the Company is actively seeking quality loans by improving its marketing efforts. In addition, the recent completion of a highway has made nearby communities more accessible and provided a significant boost to the Bank's lending opportunities.

     Along with this loan growth has been a change in the composition of the loan portfolio. Commercial loans have grown by nearly 42% in the first half of the year reflecting management's strategy to further penetrate this market. At quarter-end, such loans comprised 12.67% of total loans, up from 9.98% at year-end. And, despite the sale of $2,476,000 of student loans, the consumer loan portfolio is up nearly 27% and now makes up 19.24% of the total portfolio. Real estate mortgages continue to be the dominant component of the loan portfolio however, comprising 66.12% and 71.95% of the total portfolio at June 30, 1995 and December 31, 1994, respectively.

     It is the Company's policy to place loans on a nonaccrual status when full collection of principal and interest are unlikely or when a loan is 90 or more days past due as to principal or interest and is not both well secured and in the process of collection. Both nonaccrual and past due loans have historically been low due to continual monitoring and enforcement of high credit standards.
A summary of past due loans and nonperforming assets is provided in the following table.




              Summary of Past Due Loans and Nonperforming Assets
              --------------------------------------------------
                                (in thousands)

                                           June 30         December 31
                                  ------------------------ -----------
                                     1995         1994        1994
                                  (Unaudited)       *

Loans past due 90 or more days
  still accruing interest            $  79       $  50       $ 143
                                     =====       =====       =====

Nonperforming assets:
  Nonaccruing loans                  $  43       $ 425       $ 282
  Other Real Estate Owned               75          75          75
                                     -----       -----       -----
                                     $ 118       $ 500       $ 357
                                     =====       =====       =====

* From the Company's Form 10-K filing dated December 31, 1994

     Management performs a comprehensive loan evaluation quarterly in order to identify all potential problem credits, including but not limited to past due and nonaccrual loans. Based on this review management is unaware of any trends or uncertainties which it reasonably expects may materially impact future operating results, liquidity or capital resources.

     Management has determined that it can fund the desired loan growth and reach its goals without significantly increasing the deposit base. Instead, needed funds are being provided by the securities portfolio. As such, total securities have decreased $5,658,000 during the first half of the year. The portfolio currently reflects the Bank's conservative investment philosophy and is expected to continue to do so. As of June 30, 1995, 48.34% of the portfolio is in U. S. Treasury and agency obligations with another 32.44% in corporate debt which carries a rating of A3 or higher and matures within three years.

     Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). With the exception of its two equity securities, those of the Federal Reserve Bank and the Federal Home Loan Bank, the Company elected to classify all of its securities as held to maturity. These equity securities are not actively traded and are held as requirements for membership in the Federal Reserve Bank and Federal Home Loan Bank. Because there is no active market for these issues book value approximates market value. Hence, no unrealized holding gains or losses are recognized and the Company maintains no trading account. Classification of securities purchased subsequent to the adoption date is determined at the time of the purchase.

     The Bank does plan to further establish its available for sale portfolio as it is able to. Such action could help reduce the need for short-term funding, as currently being experienced, and provide greater flexibility in product delivery, asset/liability management and liquidity management.

     Total deposits have been relatively stable throughout the first half of 1995. The June 30, 1995 total of $108,251,000 is only slightly higher than the year-end total of $108,063,000. Noninterest bearing deposits comprised 13.45% of the total at both measurement dates.

     While total deposits have been generally stable changes among the different types of deposits have occurred. Both savings and money market accounts decreased during the first half of the year, savings by 7.08% to $28,922,000 and money markets by 11.01% to $7,238,000. These reductions appear to be related to continuing low interest rates of 2.75% and 2.50%, respectively. In the case of money markets, a net loss of $895,000 resulted from a decrease of only 11 accounts.

     Offsetting this, certificates of deposit and checking plus accounts have increased a combined $2,964,000 or 6.61%. This too appears to be rate related as certificates of deposit have been subject to upward rate movements throughout the year. They have also become a preferred source of short-term funding. Nonetheless, management does not attempt to maintain deposit levels by implementing overly aggressive pricing mechanisms which are likely to impair profitability.

     Total shareholders' equity of $13,481,000 at June 30, 1995 is 10.69% of total assets. This compares to $12,976,000, or 10.47%, at year-end 1994. Cash dividends declared and paid totaled $.20 in the first six months of 1995 and 1994, representing dividend payout ratios of 19% and 30%, respectively. Dividends are determined quarterly by the board of directors.

     The Federal Reserve's risk based capital guidelines provide for the relative weighting of both on-balance-sheet and off-balance-sheet items based on their degree of risk. The Company continues to exceed all regulatory capital requirements as shown in the following table:

                                   Minimum Capital Standard Ratios
                                  --------------------------------
                                                       Citizens               Regulatory
                                                   Financial Corp.           Requirements
                                           --------------------------------  -------------
Total capital to risk weighted assets                                17.73%           8.0%
Tier I capital to risk weighted assets                               16.48%           4.0%
Tier I capital to adjusted total assets                              10.67%           3.0%

     The Company is unaware of any trends or uncertainties, nor do any plans exist, which may materially impair its capital position.

     The Bank assures that there is sufficient cash flow to meet the requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing to satisfy their credit needs through a system of liquidity management. Historically, the Bank has generated sufficient liquidity through internal operations to satisfy these needs. Due to the Bank's strategic decisions to seek loan growth without significant increases in deposits, short-term borrowings are currently being utilized to provide needed liquidity. This situation is seen as a temporary one as the held to maturity portfolio will provide approximately $13,274,000 in liquidity from October, 1995 through February, 1996. At that time maturing securities will be used to retire short-term borrowings , fund additional loan growth and establish an available for sale portfolio. Projections indicate that this strategy will permit the achievement of a 75% loan to deposit ratio which is desired in the long-term.

     At the present time the Bank has available to it over $17,000,000 in lines of credit with correspondent banks as well as the ability to utilize reverse repurchase agreements totaling $6,000,000.

                           PART II -  OTHER INFORMATION


Item 1.   Legal Proceedings:
          -----------------

          As of June 30, 1995 Citizens Financial Corp. was not involved in any material legal proceedings. The Bank is currently involved, in the normal course of business, in various legal proceedings. After consultation with legal counsel, management believes that all such litigation will be resolved without materially effecting on the financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against the Company or the Bank.


Item 2.   Changes in Securities:    None.
          ---------------------

Item 3.   Defaults upon Senior Securities:    None.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders:
          ---------------------------------------------------

          The annual meeting of stockholders of Citizens Financial
          Corp. was held on April 22, 1995. The stockholders determined that the maximum number of directors will continue at nine and that directors Chabut, DeMotto and Thompson will serve additional three year terms ending in April, 1998.

Item 5.   Other Information:                 None.
          -----------------

Item 6.   Exhibits and Reports on Form 8-K:
          --------------------------------

          (a)  Exhibits:                             None

          (b)  Reports on Form 8-K:                  None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CITIZENS FINANCIAL CORP.



 Date:    August 1, 1995                    /s/ Robert J. Schoonover
       --------------------                 -------------------------------
                                             Robert J. Schoonover
                                             President
                                             Chief Executive Officer



 Date:    August 1, 1995                    /s/ Thomas K. Derbyshire
       --------------------                 -------------------------------
                                             Thomas K. Derbyshire
                                             Treasurer
                                             Principal Financial Officer