Form 10-Q
period 1995-09-30
CITIZENS FINANCIAL CORP/DE/
filed 1995-11-02
CIK 764156

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------

Commission file number 2-96144
                       -------


                            CITIZENS FINANCIAL CORP.
                            ------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                        55-0666598
                   ------------------------------------------
            (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)       Identification No.)


              213 Third Street, Elkins, West Virginia        26241
              ----------------------------------------------------
            (Address of principal executive offices)     (Zip Code)


                                 (304)636-4095
                                 -------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
                                 --------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           Yes   X     No
                                                        -----      ------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                 Outstanding at
                   Class                      September 30, 1995
                   -----                      ------------------

       Common Stock ($2.00 par value)               688,288



                         This report contains 20 pages.

                                  FORM 10-Q
                            CITIZENS FINANCIAL CORP.
                        Quarter Ended September 30, 1995


                                     INDEX


                                                                        Page No.
                                                                        --------

Part I.   Financial Information

           Condensed Consolidated Balance Sheets
            September 30, 1995 and December 31, 1994......................3

           Condensed Consolidated Statements of Income
            Three Months Ended
            September 30, 1995 and September 30, 1994
            and Nine Months Ended
            September 30, 1995 and September 30, 1994...................4-5

           Condensed Consolidated Statements of
            Changes in Shareholders' Equity
            Nine Months Ended
            September 30, 1995 and September 30, 1994.....................6

           Condensed Consolidated Statements of
            Cash Flows
            Nine Months Ended
            September 30, 1995 and September 30, 1994.....................7

           Notes to Condensed Consolidated
            Financial Statements.......................................8-12

           Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations.............................................13-18

Part II.  Other Information and Index to Exhibits........................19

           Signatures....................................................20

                        PART I - FINANCIAL INFORMATION
                            CITIZENS FINANCIAL CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)


                                                     September 30,   December 31,
                                                          1995           1994
                                                     --------------  ------------
                                                      (Unaudited)         *
ASSETS
------

Cash and due from banks                                   $  2,947       $  3,184
Federal funds sold                                             350              0
Securities available for sale (Note 2)                         513            539
Securities held to maturity (estimated fair
  value $42,163 and $47,712, respectively) (Note 2)         42,081         49,008
Loans, less allowance for loan losses of
  $1,041 and $1,000, respectively (Notes 3 and 4)           78,453         67,716
Premises and equipment                                       1,381          1,534
Accrued interest receivable                                  1,164          1,241
Other assets                                                   718            705
                                                          --------       --------
    Total Assets                                          $127,607       $123,927
                                                          ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
  Noninterest bearing                                     $ 14,893       $ 14,544
  Interest bearing                                          95,030         93,519
                                                          --------       --------
    Total Deposits                                         109,923        108,063
Short-term borrowings                                        2,845          2,131
Long-term borrowings                                           239            203
Other liabilities                                              749            554
                                                          --------       --------
    Total liabilities                                      113,756        110,951
                                                          --------       --------
Commitments and contingencies (Note 5)

SHAREHOLDERS' EQUITY
--------------------

Common Stock, authorized 1,250,000 shares of
  $2.00 par value; issued 750,000 shares                     1,500          1,500
Additional paid in capital                                   2,100          2,100
Retained earnings                                           11,102         10,151
Treasury stock, at cost, 61,712 and 58,080
  shares, respectively                                        (851)          (775)
                                                          --------       --------
  Total shareholders' equity                                13,851         12,976
                                                          --------       --------
    Total Liabilities and Shareholders' Equity            $127,607       $123,927
                                                          ========       ========

*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)

                                                 Three Months           Nine Months
                                             Ended September 30,      Ended September 30,
                                          --------------------------  --------------------
                                             1995          1994        1995       1994
                                                        (Unaudited)           (Unaudited)
INTEREST INCOME
---------------

Interest and fees on loans                    $1,832         $1,459   $5,069       $4,196
Interest and dividends on
  securities:
    Taxable                                      531            600    1,669        1,891
    Tax-exempt                                    70             36      220          135
Interest on federal funds sold                     3             43       15           70
                                              ------         ------   ------       ------
    Total interest income                      2,436          2,138    6,973        6,292
                                              ------         ------   ------       ------

INTEREST EXPENSE
----------------

Interest on deposits                             894            756    2,497        2,313
 Interest on short-term borrowings                53             20       83           53
Interest on long-term borrowings                   0              0        4            0
                                              ------         ------   ------       ------
  Total interest expense                         947            776    2,584        2,366
                                              ------         ------   ------       ------
  Net interest income                          1,489          1,362    4,389        3,926
Provision for loan losses                         15              0       45            0
                                              ------         ------   ------       ------
  Net interest income after
    provision for loan losses                  1,474          1,362    4,344        3,926
                                              ------         ------   ------       ------

OTHER INCOME
------------

Trust department income                            9             24       40           44
Service fees                                      67             57      178          159
Insurance commissions                              6              7       21           21
Securities gains, net                              7              3        7            3
Other                                             13              9       83           28
                                              ------         ------   ------       ------
  Total other income                             102            100      329          255
                                              ------         ------   ------       ------

OTHER EXPENSES
--------------

Salaries and employee benefits                   504            496    1,484        1,485
Net occupancy expense                             72             72      207          199
Equipment rentals, depreciation
  and maintenance                                 71             71      212          209
Data processing                                   86             81      234          233
Advertising                                       21             20       63           60
FDIC insurance                                    (6)            61      115          185
Other                                            208            195      632          639
                                              ------         ------   ------       ------
    Total other expense                          956            996    2,947        3,010
                                              ------         ------   ------       ------

Income before income taxes                       620            466    1,726        1,171
Income tax expense                               182            171      569          414
                                              ------         ------   ------       ------
Net income                                    $  438         $  295   $1,157       $  757
                                              ======         ======   ======       ======

The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)
                                  (Continued)

                                          Three Months              Nine Months
                                       Ended September 30,       Ended September 30,
                                       ---------------------     -------------------
                                         1995          1994       1995          1994
                                            (Unaudited)               (Unaudited)
Earnings per common share (Note 6)       $  .64       $  .43      $ 1.68      $ 1.09
                                         ======       ======      ======      ======
Weighted average shares outstanding     688,828      691,920     688,699     691,920
Dividends per common share               $  .10       $  .10      $  .30      $  .30

The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           (In thousands of dollars)


                                                          Nine Months Ended September 30, 1995 and 1994
                                                       ---------------------------------------------------
                                                                           (Unaudited)

                                                                   Additional                           Total
                                                  Common Stock       Paid In    Retained   Treasury  Shareholders'
                                                Shares    Amount     Capital    Earnings     Stock     Equity
                                                -------------------------------------------------------------------
Balance, January 1, 1994                        750,000   $1,500    $2,100      $ 9,457    $(775)      $12,282
Net income                                                                          757                    757
Cash dividends declared
 ($.30 per share)                                                                  (208)                  (208)
                                                -------------------------------------------------------------------
Balance, September 30, 1994                     750,000   $1,500    $2,100      $10,006    $(775)      $12,831
                                                ===================================================================
Balance, January 1, 1995                        750,000   $1,500    $2,100      $10,151    $(775)      $12,976
Net income                                                                        1,157                  1,157
Cost of 3,632 shares
 acquired as treasury stock                                                                  (76)          (76)
Cash dividends declared
 ($.30 per share)                                                                  (206)                  (206)
                                                -------------------------------------------------------------------
 Balance September 30, 1995                     750,000   $1,500    $2,100      $11,102    $(851)      $13,851
                                                ===================================================================


The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                                                     Nine  Months  Ended
                                                                        September 30,
                                                                    --------------------
                                                                    1995         1994
                                                                        (Unaudited)
Cash flows from operating activities:
  Net Income                                                         $  1,157   $    757
    Adjustments to reconcile net income to
    cash provided by operating activities:
    Provision for loan losses                                              45          0
    Depreciation and amortization                                         237        237
    Amortization and accretion on securities                              463        553
    Gain on sales and calls of securities                                  (7)        (3)
    Gain on sale of loans                                                 (24)         0
    Decrease (increase) in accrued interest receivable                     77        (10)
    (Increase) decrease in other assets                                   (61)        18
    Increase in other liabilities                                         195         22
                                                                     --------   --------
      Cash provided by operating activities                          $  2,082   $  1,574
                                                                     --------   --------

Cash flows from investing activities:
  Proceeds from principal payments received
   on securities held to maturity                                         221        706
  Proceeds from calls of securities available
   for sale                                                                26          0
  Proceeds from maturities and calls of
   securities held to maturity                                          6,766      7,958
  Purchases of securities available for sale                                0        (63)
  Purchases of securities held to maturity                               (516)    (9,123)
  Purchases of premises and equipment                                     (36)       (68)
  Proceeds from sale of loans                                           2,511          0
  Increase in loans                                                   (13,269)      (673)
                                                                     --------   --------
    Cash used by investing activities                                  (4,297)   ( 1,263)
                                                                     --------   --------

Cash flows from financing activities:
  Cash dividends paid                                                    (206)      (208)
  Acquisition of treasury stock                                           (76)         0
  Increase in short-term borrowing                                        714      1,215
  Increase in long-term borrowing                                          36         57
  Increase (decrease) in time deposits                                  3,924       (467)
  Decrease in other deposits                                           (2,064)    (1,966)
                                                                     --------   --------
    Cash provided (used) by financing activities                        2,328     (1,369)
                                                                     --------   --------

Net increase (decrease) in cash and cash equivalents                      113     (1,058)

Cash and cash equivalents at beginning of period                        3,184      7,129
                                                                     --------   --------

Cash and cash equivalents at end of period                           $  3,297   $  6,071
                                                                     ========   ========

Supplemental disclosure of noncash investing
 and financing activities:
Cash paid during the period for:
  Interest                                                           $  2,501   $  2,404
  Income Taxes                                                            580        431
Acquisition of other real estate owned and
  other repossessed assets                                           $     52   $      0

The accompanying notes are an integral part of these financial statements.

                    CITIZENS FINANCIAL CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  BASIS OF PRESENTATION

     The accounting and reporting policies of Citizens Financial Corp. and Subsidiary ("Citizens" or "the Company") conform to generally accepted accounting principles and to general policies within the financial services industry. The consolidated statements include the accounts of Citizens Financial Corp. and its wholly-owned subsidiary Citizens National Bank. All significant intercompany balances and transactions have been eliminated.

     The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the three months ended September 30, 1995 and the nine months then ended are not necessarily indicative of the results to be expected for the full year.

     The financial statements and notes included herein should be read in conjunction with those included in Citizens' 1994 Annual Report to Shareholders and Form 10-K.


RECLASSIFICATIONS
     Certain amounts in the financial statements for 1994, as previously presented, have been reclassified to conform to current period classifications.

NOTE 2 - SECURITIES

     The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 1995 and December 31, 1994 are summarized as follows (in thousands):


                                                         September 30, 1995
                                           ------------------------------------------------
                                                                                Estimated
                                           Amortized   Unrealized   Unrealized     Fair
                                              Cost       Gains        Losses       Value
                                           ------------------------------------------------
                                                             (Unaudited)
-------------------------------------------------------------------------------------------
Held to maturity:
U.S. Treasury securities.............        $12,076        $ 54      $   16     $12,114
U.S. Government agencies and
 corporations........................          8,077          30          19       8,088
Mortgage backed securities -
 U.S. Government agencies
 corporations........................          2,728          25          31       2,722
Corporate debt securities............         14,139          18          63      14,094
                                             -------        ----      ------     -------
 Total taxable.......................         37,020         127         129      37,018
                                             -------        ----      ------     -------
Tax-exempt state and political
 subdivisions........................          5,061         101          17       5,145
                                             -------        ----      ------     -------
 Total securities
  held to maturity...................        $42,081        $228      $  146     $42,163
                                             =======        ====      ======     =======

                                                                                 Carrying
                                                                                  Value
                                                                                (Estimated
                                          Amortized    Unrealized   Unrealized     Fair
                                            Cost         Gains        Losses      Value)
-------------------------------------------------------------------------------------------
Available for sale:
Federal Reserve Bank stock...........       $   108        $  0        $  0      $   108
Federal Home Loan Bank stock.........           405           0           0          405
                                            -------        ----        ----      -------
Total securities available for sale..       $   513        $  0        $  0      $   513
                                            =======        ====        ====      =======

                                                            December 31, 1994
                                          -------------------------------------------------
                                                                                  Estimated
                                          Amortized     Unrealized    Unrealized     Fair
                                            Cost           Gains        Losses      Value
                                          -------------------------------------------------
                                                                   *
                                          -------------------------------------------------
Held to maturity:
U.S. Treasury securities.............      $15,208        $  5         $  301      $14,912
U.S. Government agencies and
 corporations........................        9,146           4            325        8,825
Mortgage backed securities -
 U.S. Government agencies
 and corporations....................        2,946           0            136        2,810
Corporate debt securities............       16,427           1            468       15,960
                                           -------        ----         ------      -------
 Total taxable.......................       43,727          10          1,230       42,507
                                           -------        ----         ------      -------
Tax-exempt state and political
 subdivisions........................        5,281          48            124        5,205
                                           -------        ----         ------      -------
 Total securities
  held to maturity...................      $49,008        $ 58         $1,354      $47,712
                                           =======        ====         ======      =======

*From audited financial statements.

                                                     December 31, 1994
                                       ----------------------------------------------
                                                                           Carrying
                                                                             Value
                                                                          (Estimated
                                       Amortized  Unrealized  Unrealized     Fair
                                         Cost       Gains       Losses      Value)
                                       ----------------------------------------------
                                                             *
                                       ----------------------------------------------
Available for sale:
Federal Reserve Bank stock...........       $108          $0          $0        $108
Federal Home Loan Bank stock.........        431           0           0         431
                                            ----          --          --        ----
Total securities available for sale..       $539          $0          $0        $539
                                            ====          ==          ==        ====

    The maturities, amortized cost and estimated fair values of the Bank's securities at September 30, 1995 are summarized as follows (in thousands):

                                     Held to maturity      Available for sale
                                   ---------------------  ---------------------
                                   Amortized  Estimated   Amortized  Estimated
                                     Cost     Fair Value    Cost     Fair Value
                                   ---------  ----------  ---------  ----------

Due within 1 year                    $25,468     $25,432       $  0        $  0
Due after 1 but within 5 years        13,731      13,799          0           0
Due after 5 but within 10 years        2,882       2,932          0           0
Due after 10 years                         0           0        513         513
                                     -------     -------       ----        ----
                                     $42,081     $42,163       $513        $513
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

    The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the nine month periods ended September 30, 1995 and 1994 are as follows (in thousands):

                                            Proceeds From            Gross Realized
                                 ---------------------------------   --------------
                                           Calls and    Principal
                                 Sales     Maturities   Payments     Gains   Losses
                                 --------------------------------    --------------
September 30, 1995:
Securities held to maturity       $   0    $  6,766     $    221     $   7   $    0
Securities available for sale         0          26            0         0        0
                                  -----    --------     --------     -----   ------
                                  $   0    $  6,792     $    221     $   7   $    0
                                  =====    ========     ========     =====   ======
September 30, 1994:
Securities held to maturity       $   0    $  7,958     $    706     $   3   $    0
Securities available for sale         0           0            0         0        0
                                  -----    --------     --------      -----  ------
                                  $   0    $  7,958     $    706     $   3   $    0
                                  =====    ========     ========     =====   ======

     At September 30, 1995 and December 31, 1994 securities carried at $5,130,000 and $5,158,000, respectively, with estimated fair values of $5,152,000 and $5,027,000 respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

*From audited financial statements.

 NOTE 3 - LOANS
     Total loans are summarized as follows (in thousands):

                                          September 30, 1995   December 31,1994
                                          -------------------  ----------------
                                              (Unaudited)             *

Commercial, financial and agricultural               $ 9,877            $ 6,856
Real estate - construction                             2,459                734
Real estate - mortgage                                49,070             49,444
Installment loans to individuals                      17,650             11,639
Other                                                    477                 49
                                                     -------            -------
  Total loans                                         79,533             68,722
Less unearned income                                      39                  6
                                                     -------            -------
  Total loans net of unearned income                  79,494             68,716
Less allowance for loan losses                         1,041              1,000
                                                     -------            -------
  Loans, net                                         $78,453            $67,716
                                                     =======            =======

NOTE 4 - ALLOWANCE FOR LOAN LOSSES
     Analyses of the allowance for loan losses are presented below (in thousands):

                                      Three Months Ended     Nine Months Ended
                                         September 30           September 30
                                      1995          1994     1995         1994
                                      ------------------     -----------------
                                          (Unaudited)           (Unaudited)
Balance at beginning of period        $1,029      $1,017     $1,000     $1,043

Loans charged off:
  Commercial and industrial                0           0          0          4
  Real estate - mortgage                   3           0          3          6
  Consumer and other                       7          12         20         29
                                      ------      ------     ------     ------
    Total charge-offs                     10          12         23         39
                                      ------      ------     ------     ------
 Recoveries:
  Commercial and industrial                0           0          3          0
  Real estate - mortgage                   0           0          6          0
  Consumer and other                       7           2         10          3
                                      ------      ------     ------     ------
    Total recoveries                       7           2         19          3
                                      ------      ------     ------     ------
Net losses                                 3          10          4         36
Provision for loan losses                 15           0         45          0
                                      ------      ------     ------     ------
Balance at end of period              $1,041      $1,007     $1,041     $1,007
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

*From audited financial statements

 NOTE 5 - COMMITMENTS AND CONTINGENCIES

     The Company is not aware of any commitments or contingencies which may reasonably be expected to have a material impact on operating results, liquidity or capital resources. Known commitments and contingencies include the maintenance of reserve balances with the Federal Reserve, various legal actions arising in the normal course of business and commitments to extend credit.

NOTE 6 - EARNINGS PER SHARE

     Earnings per share is based on the weighted average number of shares outstanding during the period. For the nine month periods ended September 30, 1995 and 1994 the weighted average number of shares outstanding were 688,699 and 691,920, respectively, while 688,828 shares were outstanding during the three month period ended September 30, 1995 and 691,920 were outstanding for the three months ended September 30, 1994.

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

EARNINGS SUMMARY
----------------

     Net income for the first nine months of 1995 was $1,157,000 or $1.68 per share. This represents a 52.8% increase over the first nine months of 1994 when net income was $757,000, or $1.09 per share. Third quarter net income also improved from $295,000 in 1994 to $438,000 in 1995.

     The Company's annualized return on average assets for the first three quarters of 1995 of 1.24% is much improved from the .81% achieved in the first three quarters of 1994. Similarly, the year-to-date return on average equity of 11.61% is well in excess of the 8.12% recorded in the same period of 1994.

     The improved quarterly and year-to-date results primarily reflect an improvement in net interest income. This and other factors relating to the results of operations are more fully addressed in the following sections of this report.

NET INTEREST INCOME
-------------------

     Net interest income represents the primary component of Citizens' earnings. For the third quarter of 1995 net interest income totaled $1,489,000, up 9.3% from the $1,362,000 earned in the third quarter of 1994. The tax equivalent net interest margin for the quarter also increased to 5.04% from 4.63%.

     This improvement reflects both greater volumes and improved yields within the Company's loan portfolio. Average loan volumes of $77,445,000 during the quarter were $8,013,000 greater than the third quarter 1994 average of $69,432,000. On an annual basis this increase in volume would produce some $712,000 in additional interest income. This is commonly referred to as the volume variance. Equally important, however, has been the rate variance resulting from higher loan yields. With the yield on the loan portfolio rising from 8.41% in the third quarter of 1994 to 9.43% in the third quarter of 1995, the annual impact on interest income, or rate variance, is some $748,000.

     Total loan growth in the third quarter was $2,737,000; the majority of which was in the area of consumer auto lending. This reflects the Company's efforts to more aggressively seek loan business by means of improved marketing. Also contributing to loan growth was the Company's new credit card product which was introduced at the close of the first quarter and now accounts for $657,000 in total outstanding loans. The Company intends to continue to seek responsible loan growth without accepting undue credit risk and has established a loan to deposit ratio goal of 75%. Currently this ratio stands at 72.4%.

     Higher loan volumes have required additional funding primarily by the utilization of maturing securities and liquid funds, although some short-term borrowings have been made. This has caused average earning assets for the quarter to rise to $121,215,000, $1,967,000 above the average level for the third quarter of 1994.

     As noted previously, improved yields also helped increase net interest income. This improvement reflects not only the shifting of funds from lower yielding securities to higher yielding loans but also the repricing of variable rate real estate loans to higher levels over the past year. Variable rate real estate loans comprise approximately $46,000,000 of the total loan portfolio and typically contain provisions limiting both upward and downward interest rate movements. The yield on real estate loans improved to 9.15% during the quarter from 7.86% in the third quarter of 1994.

     Management has strategically limited the growth of the Company's deposit base throughout 1995 instead emphasizing margin improvements and reaching the targeted loan to deposit ratio.

     On a year-to-date basis 1995's net interest income of $4,389,000 exceeds 1994's $3,926,000 by $463,000, or 11.8%. The tax equivalent net interest margin also shows an improvement from 4.48% to 5.03%. These improvements reflect many of the same factors noted in the quarterly analysis including higher loan volumes, improved loan yields and the limiting of deposit growth and cost of funds.

     Management does not attempt to forecast interest rates but does employ various asset/liability management practices to reduce interest rate risk and protect earnings from the effects of changing interest rates. Among these practices is gap management. The Bank's gap is measured as the difference between rate sensitive assets and rate sensitive liabilities during a given time period. When rate sensitive assets exceed rate sensitive liabilities the gap is positive; a condition which is usually favorable in rising interest rate environments. The opposite case, a negative gap, is normally beneficial in falling interest rate environments.

     Currently the bank maintains nearly $48,000,000 of liabilities which could immediately reprice in response to interest rate changes. However, management does not feel this is likely due to various competitive factors. Therefore, such funds are viewed as carrying a fixed rate over the next six to twelve months. Conversely, approximately $24,000,000 of securities carrying an average yield of 5.16% will mature during the next twelve months, including more than $12,000,000 in the next five months. Management's assessment of reinvestment opportunities, including the funding of additional loans and acquisition of additional securities, indicates the overall yield on these assets is more likely than not to improve. This would lessen the effect of any downward pressure on loan yields which could occur in the event interest rates decline.

PROVISION FOR LOAN LOSSES
-------------------------

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

     Based on the factors noted above, a provision for loan losses of $45,000 was made in the first nine months of 1995. No provision was made during the same time period in 1994. At $1,041,000, or 1.31% of gross loans, the allowance is considered adequate to absorb potential loan losses. Net charge-offs during the first nine months of 1995 totaled only $4,000. Loans past due 30 or more days, which comprise 2.28% of total loans, and nonaccrual loans of $8,000 are adequately addressed within the allowance. Management will continue to evaluate the adequacy of the allowance for loan losses in light of the inherent risk of the loan portfolio.

NONINTEREST INCOME AND EXPENSE
------------------------------

     Noninterest income totaled $102,000 in the third quarter, nearly level with the third quarter 1994 total of $100,000. Differences in trust department income during the two quarters are due to timing as trust income is reported on the cash basis. Service fees increased $10,000 during the quarter mostly due to new commercial account fees instituted in July, 1995. All securities gains in both years are the result of calls at a premium over book value as the Company does not engage in securities trading.

     On a year-to-date basis noninterest income of $329,000 exceeds last year's $255,000 by 29%. This is the result of greater fee income and a gain $24,000 on the sale of student loans. Among the fees now included in the Company's fee schedule are minimum balance fees, more stringent overdraft penalties, returned item fees and the commercial account fees cited earlier.

     Noninterest expense for the third quarter totaled $956,000, down
$40,000, or 4%, from the third quarter of 1994. This is attributable to a refund of FDIC insurance costs of $66,000 in response to a significant reduction in the assessment rates for the strongest banks. The reduction in this cost is expected to save the Company approximately $200,000 annually as the Company has earned the FDIC's most favorable insurance rating. The largest item of noninterest expense, salaries and benefits, increased $8,000 to $504,000 in the quarter. This may be traced to the costs of the newly established executive supplemental income plan described in the Company's previous quarterly filing. Such costs totaled $21,000 during the quarter and is expected to approximate $61,000 for fiscal 1995.

     On a year-to-date basis total noninterest expense of $2,947,000 is $63,000 less than in 1994, very nearly equaling the amount of the FDIC insurance reduction. All categories of noninterest expense remain well controlled. Nonetheless, management believes that reducing, rather than controlling, overhead represents a key to future success and has established it as a major goal for 1996.

     Income tax expense for the first nine months of 1995 was $569,000, up
37% from 1994's $414,000. The Company's effective tax rate, however, has fallen slightly from 35.3% of pretax income to 33.0%.

FINANCIAL CONDITION
-------------------

     Total assets at September 30, 1995 of $127,607,000 are $3,680,000 or
3.0%, in excess of the December 31, 1994 total of $123,927,000. This growth is consistent with management's desires to limit asset and deposit growth at this time and instead focus on increasing the loan to deposit ratio and net interest margin. In fact, management has been very successful in its execution of this strategy as total loans have risen $10,800,000 since year-end despite the sale of $2,400,000 of student loans. Most of this growth has occurred in commercial and consumer lending. Commercial loans have risen 44% since year-end to $9,877,000 and now comprise over 12% of the portfolio. Consumer loans, meanwhile, have risen over $6,000,000, or 51.6%, since year-end and now represent over 22% of the portfolio. These improvements reflect better business development efforts and easier accessibility to nearby communities via a recently completed highway extension. Still, real estate mortgage lending continues to be the dominant component of the loan portfolio comprising 61.7% of the total at September 30, 1995 and 71.9% at December 31, 1994. In terms of dollar volume, mortgage loans have remained stable totaling $49,070,000 and $49,444,000 at the respective measurement dates.

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

              Summary of Past Due Loans and Nonperforming Assets
              --------------------------------------------------
                                 (in thousands)

                                        September 30            December 31
                                  --------------------------    -----------
                                      1995          1994            1994
                                          (Unaudited)                 *
Loans past due 90 or more days
  still accruing interest            $  21         $  73           $ 143
                                     =====         =====           =====

Nonperforming assets:
  Nonaccruing loans                  $   8         $ 359           $ 282
  Other real estate owned               26            75              75
  Other repossessed assets              14             0               0
                                     -----         -----           -----
                                     $  48         $ 434           $ 357
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

     Management has determined that it can fund the desired loan growth and reach its goals without significantly increasing the deposit base. Instead, needed funds are being provided by the securities portfolio. As such, total securities have decreased $6,953,000 during the first nine months of the year. The portfolio currently reflects the Bank's conservative investment philosophy and is expected to continue to do so. As of September 30, 1995, 47.31% of the portfolio is in U. S. Treasury and agency obligations with another 33.19% in corporate debt which carries a rating of A3 or higher and matures within three years.

     Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). With the exception of its two equity securities, those of the Federal Reserve Bank and the Federal Home Loan Bank, the Company elected to classify all of its securities as held to maturity. These equity securities are not actively traded and are held as requirements for membership in the Federal Reserve Bank and Federal Home Loan Bank. Because there is no active market for these issues book value approximates market value. Hence, no unrealized holding gains or losses have been recognized. The Company maintains no trading account. Classification of securities purchased subsequent to the adoption date is determined at the time of the purchase.

     The Bank does plan to further establish its available for sale portfolio in the near future. Such action could help reduce the need for short-term funding, which has been experienced at times in 1995, and provide greater flexibility in product delivery, asset/liability management and liquidity management.

     Management's current philosophy relative to deposit levels can be seen by examination of total deposits. As of September 30, 1995 total deposits of $109,923,000 exceeded the year-end level by $1,860,000, or just 1.72%. Noninterest bearing deposits now comprise 13.54% of the total, slightly more than at year-end.

     While total deposits have been generally stable changes among the different types of deposits have occurred. Both savings and money market accounts decreased during the first nine months of the year, savings by 7.88% to $28,674,000 and money markets by 9.76% to $7,545,000. These reductions appear to be related to continuing low interest rates of 2.75% and 2.50%, respectively.

     Offsetting this, certificates of deposit and checking plus accounts have increased a combined $4,023,000 or 9.00%. This too appears to be rate related as certificates of deposit have been subject to upward rate movements throughout the year. They have also become a preferred source of short-term funding as depositors have replaced savings balances with more attractive short-term certificates of deposit. Nonetheless, management does not attempt to maintain deposit levels by implementing overly aggressive pricing mechanisms which are likely to impair profitability.

     Total shareholders' equity of $13,851,000 at September 30, 1995 is 10.85% of total assets. This compares to $12,976,000, or 10.47%, at year-end 1994. Cash dividends declared and paid totaled $.30 per share in the first nine months of 1995 and 1994, representing dividend payout ratios of approximately 18% and 30%, respectively. Dividends are determined quarterly by the board of directors.

     The Federal Reserve's risk based capital guidelines provide for the relative weighting of both on-balance-sheet and off-balance-sheet items based on their degree of risk. The Company continues to exceed all regulatory capital requirements as shown in the following table:

                                  Minimum Capital Standard Ratios
-----------------------------------------------------------------------------------------
                                                       Citizens                Regulatory
                                                   Financial Corp.           Requirements
                                                 -----------------           -------------
Total capital to risk weighted assets                  17.68%                    8.0%
Tier I capital to risk weighted assets                 16.43%                    4.0%
Tier I capital to adjusted total assets                10.77%                    3.0%

     The Company is unaware of any trends or uncertainties, nor do any plans exist, which may materially impair its capital position.

     The Bank assures that there is sufficient cash flow to meet the requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing to satisfy their credit needs through a system of liquidity management. Historically, the Bank has generated sufficient liquidity through internal operations to satisfy these needs. Due to the Bank's strategic decisions to seek loan growth without significant increases in deposits, short-term borrowings have sometimes been utilized in 1995 to provide needed liquidity. This situation is seen as a temporary one as the held to maturity portfolio will provide approximately $12,400,000 in liquidity from October, 1995 through February, 1996. At that time maturing securities will be used to retire short-term borrowings , fund additional loan growth and establish an available for sale securities portfolio. Projections indicate that this strategy will permit the achievement of a 75% loan to deposit ratio which is desired in the long-term.

     At the present time the Bank has available to it over $17,000,000 in lines of credit with correspondent banks as well as the ability to utilize reverse repurchase agreements totaling $6,000,000.

                           PART II -  OTHER INFORMATION

Item 1.   Legal Proceedings:
          -----------------
          As of September 30, 1995 Citizens Financial Corp. was not involved in any material legal proceedings. The Bank is currently involved, in the normal course of business, in various legal proceedings. After consultation with legal counsel, management believes that all such litigation will be resolved without materially effecting on the financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against the Company or the Bank.

Item 2.   Changes in Securities:                 None.
          ---------------------

Item 3.   Defaults upon Senior Securities:            None.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders:  None
          ---------------------------------------------------

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



 Date:   October   , 1995                   /s/ Robert J. Schoonover
       --------------------                 -------------------------------
                                             Robert J. Schoonover
                                             President
                                             Chief Executive Officer



 Date:   October   , 1995                   /s/ Thomas K. Derbyshire
       --------------------                 -------------------------------
                                             Thomas K. Derbyshire
                                             Treasurer
                                             Principal Financial Officer