Form 10-K
period 1995-12-31
CITIZENS FINANCIAL CORP/DE/
filed 1996-03-25
CIK 764156

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K
                       ----------------------------------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the fiscal year ended December 31, 1995
                                          -----------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECITON 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          Commission File No:  2-96144
                                               -------


                           CITIZENS FINANCIAL CORP.
                           ------------------------
             (exact name of registrant as specified in its charter)

           Delaware                                   55-0666598
--------------------------------         --------------------------------------
    (State of Incorporation)             (I.R.S. Employer Identification Number)

213 Third St.
Elkins, West Virginia                                    26241
--------------------------------         --------------------------------------
(Address of Principal                                 (Zip Code)
 Executive Offices)

Registrant's Telephone Number,                       (304) 636-4095
   Including Area Code:                  --------------------------------------


Securities Registered Pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities Registered Pursuant to Section 12(g) of the Act:  None
                                                             ----


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes    X           No _______
                                          -------


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                      Yes    X           No _______
                                          -------


     The aggregate market value of Citizens Financial Corp. common stock, representing all of its voting stock, that was held by nonaffiliates on February 29, 1996 was approximately
$14,141,000.

     As of February 29, 1996, Citizens Financial Corp. had 683,788 shares of common stock outstanding with a par value of $2.00.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registration Statement of the registrant on Form S-4, dated February 19, 1987, are incorporated by reference in Part I of this report.

Citizens Financial Corp.
Form 10-K, Part I
-----------------

Item 1.  Business
-----------------
Item 2.  Properties
-------------------

     The following discussion satisfies the reporting requirements of Items 1 and 2.


                            Description of Citizens
                            -----------------------

Organizational History and Subsidiaries
---------------------------------------

     Citizens Financial Corp., ("Citizens" or "the Company"), was organized as a Delaware business corporation on September 29, 1986, and its Certificate of Incorporation was filed with the Delaware Secretary of State on October 2, 1986. Citizens Financial Corp. was formed at the request of the Board of Directors of Citizens National Bank of Elkins, Randolph County, West Virginia, for the purpose of becoming a bank holding company within the meaning of applicable statutory and regulatory authority.

     Citizens National Bank, ("the Bank"), the sole subsidiary of Citizens Financial Corp., was organized on November 19, 1923 and has operated in Elkins, Randolph County, West Virginia, as a national banking association continuously since that time. On March 21, 1987, the stockholders of Citizens National Bank approved an Agreement and Plan of Reorganization whereby Citizens National Bank would become the wholly-owned subsidiary of Citizens Financial Corp. This reorganization became effective on April 30, 1987. To date, Citizens National Bank is the sole subsidiary of Citizens Financial Corp.

Employees
---------

     As of December 31, 1995 Citizens Financial Corp. had no employees. Citizens National Bank employed 71 full-time equivalent employees at that date. The Bank's employees are not represented by any union or other collective bargaining agreement and the Bank believes its employee relations are good.

Business of Citizens and Citizens National Bank
-----------------------------------------------

     As a bank holding company registered under the Bank Holding Company
Act of 1956, as amended, Citizens' present business is the operation of its bank subsidiary. As of December 31, 1995 Citizens' consolidated assets approximated $126,350,000 and total shareholders' equity approximated $13,952,000.

     While Citizens has not and does not intend to become directly engaged in any other form of business it is permitted to engage in certain nonbanking activities which are closely related to banking under the provisions of the Bank Holding Company Act and the Federal Reserve Boards' Regulation Y. A list of such activities may be found on pages 47 through 49 of Citizens' Registration Statement on Form S-4 dated February 19, 1987 which is incorporated herein by reference.

     Citizens National Bank is a full-service commercial bank and, as such, engages in most types of business permitted by law or regulation. Among these services are the acceptance of time, demand and savings deposits including NOW accounts, regular savings accounts, money market deposit accounts, fixed-rate certificates of deposit and club accounts. In addition safe deposit box rentals, wire transfer services and 24-hour ATM services through a regional network known as MPACT are provided. MPACT is a participant in the nationwide Cirrus and Plus networks.

     The Bank offers a full spectrum of lending services to its customers, including commercial loans and lines of credit, residential real estate loans, consumer installment loans and other personal loans. Loan terms, including interest rate, loan to value ratios, and maturities are tailored as much as possible to meet the needs of the borrower. Commercial loans are generally secured by various collateral, including commercial real estate, accounts receivable and business machinery and equipment. Residential real estate loans consist primarily of mortgages on the borrower's personal residence, and are typically secured by a first lien on the subject property. Consumer and personal loans are generally secured, often by first liens on automobiles, consumer goods or depository accounts. A special effort is made to keep loan products as flexible as possible within the guidelines of prudent banking practices in terms of interest rate risk and credit risk. Bank lending personnel adhere to established lending limits and authorities based on each individual's lending expertise and experience.

     When considering loan requests, the primary factors taken into consideration by the Bank are the cash flow and financial condition of the borrower, the value of the underlying collateral, if any, and the character and integrity of the borrower. These factors are evaluated in a number of ways including an analysis of financial statements, credit reviews and visits to the borrower's place of business.

     The Bank also maintains a trust department which acts as trustee under wills, as executor and administrator of estates, as guardian for estates of minors and incompetents and serves in various corporate trust capacities.

Properties
----------

     The services described above are offered from Citizens National Banks' main offices located at 213 Third Street, Elkins, West Virginia. In addition the Bank owns a drive-in facility directly across from its main offices on Third Street and it has owned and operated a full service branch bank in Parsons, West Virginia since 1984.

     In February, 1992 an additional branch facility was opened in Beverly, West Virginia. This newest facility operates as a full service branch and provides drive-in and ATM service in addition to traditional lobby services.

     Citizens Financial Corp. does not own or lease any property. To date it has utilized the Bank's facilities and has not occupied more than a minimal amount of space. Citizens does not compensate the Bank in any way for such usage as it is deemed to be insignificant. Management believes the existing facilities are adequate to conduct the Company's and Bank's business.

Competition
-----------

     Citizens faces a high degree of competition for all of its services from local banks. Within its market area of Randolph and Tucker counties in West Virginia there exists 5 competing commercial banks operating numerous branches. As of June 30, 1995, the most resent date for which data are available, the Bank had deposits representing approximately 29.9% of total deposits for the five commercial banks serving its primary market area. Several in-market mergers involving local banks were completed in 1992 and the introduction of a major regional competitor further consolidated the local banking industry in 1993. Such merger activity is not perceived as reducing competitive pressure. Rather it is believed to result in the establishment of stronger institutions and heightened competition.

     West Virginia banks are allowed unlimited branch banking throughout the State. In addition, interstate acquisitions of and by West Virginia banks and bank holding companies are permissible on a reciprocal basis. West Virginia also allows reciprocal interstate acquisitions by thrift institutions. These conditions may serve to intensify future competition within Citizens' market.

     As of September 30, 1995 there were 14 multi-bank holding companies and 33 one-bank holding companies in the State of West Virginia registered with the Federal Reserve System.

Supervision and Regulation
--------------------------

     Citizens, as a bank holding company, is subject to the restrictions of the Bank Holding Company Act of 1956, as amended, and is registered pursuant to its provisions. As such, Citizens is subject to the reporting requirements of and examination by the Board of Governors of the Federal Reserve System ("Board of Governors").

     The Bank Holding Company Act prohibits the acquisition by a bank holding company of direct or indirect ownership of more than five percent of the voting shares of any bank within the United States without prior approval of the Board of Governors. With certain exceptions, a bank holding company also is prohibited from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank, and from engaging directly or indirectly in business unrelated to the business of banking, or managing or controlling banks.

     As a bank holding company doing business in West Virginia, Citizens is also subject to regulation and examination by the West Virginia Department of Banking and must submit annual reports to the Department. Further, any acquisition application which Citizens must submit to the Board of Governors must also be submitted to the West Virginia Banking Board for approval.

     On September 29, 1994, the Bank Holding Company Act was amended by The Interstate Banking and Branch Efficiency Act of 1994 which authorizes interstate bank acquisition any where in the country, effective one year after the date of enactment and interstate branching by acquisition and consolidation, effective June 1, 1997 in those states that have not opted out by that date. The impact of this amendment on the Company cannot be measured at this time.

     Citizens National Bank, as a national banking association, is subject to supervision, examination and regulation by the Office of the Comptroller of the Currency. It is also a member of the Federal Reserve System, and as such is subject to applicable provisions of the Federal Reserve Act and regulations issued thereunder.

     The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law. Accordingly, the Bank is also subject to regulation by the FDIC.

     Under the Community Reinvestment Act of 1977, the Comptroller of the Currency is required to assess the record of all financial institutions regulated by it to determine if such institutions meet the credit needs of the community (including low-to-moderate income neighborhoods) served by them and to take this record into account in its evaluation of any application made by any such institution for, among other things, approval of a branch or other deposit facility, office relocation, or the merger with or acquisition of assets of another bank. The state of West Virginia has a similar statutory regulation.

     As a subsidiary bank of a bank holding company, Citizens National Bank is subject to certain restrictions imposed by the Federal Reserve Act upon any extensions of credit to Citizens Financial Corp. or, if such existed, any of its other subsidiaries, on investments in the stock or other securities of that bank holding company or its subsidiaries, and on the taking of such stock or securities as collateral for loans to any borrower.


Item 3.  Legal Proceedings
--------------------------

     As of December 31, 1995 Citizens Financial Corp. was not involved in any material legal proceedings. The Bank is currently involved, in the normal course of business, in various legal proceedings. After consultation with legal counsel, management believes that all such litigation will be resolved without materially effecting on the financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against the Company or the Bank.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders of Citizens Financial Corp. during the fourth quarter of 1995.


Part II
-------

Item 5.  Market for Registrant's Common Equity and Related
----------------------------------------------------------
         Stockholder Matters
         -------------------

     Historically, the stock of Citizens Financial Corp. and, prior to its formation, the stock of Citizens National Bank, has traded only sporadically. The stock is not listed on any security exchange. However, effective November 4, 1991, Citizens established relationships with two regional brokerage firms in order to provide an efficient and orderly market for transactions involving its shares and to increase the shares' marketability. There are no further plans, understandings, arrangements or agreements to list the stock on any exchange at this time.

     Citizens has only one class of stock, that being common stock, and all voting rights are vested in its holders. The shareholders of Citizens are entitled to one vote for each share of common stock owned on all matters subject to a vote of shareholders. The Company has no plans to issue senior securities.

     As of December 31, 1995 750,000 shares were issued including 66,212 held as treasury stock. The Company's outstanding shares are held by approximately 486 shareholders of record.

     The following table presents the high and low market prices for Citizens' common stock for the periods indicated.


                           High    Low
                          ------  ------
 First Quarter through
 February 29, 1996        $25.50  $24.50

 1995
 ----
 First Quarter            $21.13  $21.00
 Second Quarter           $25.13  $23.00
 Third Quarter            $25.50  $23.13
 Fourth Quarter           $25.50  $23.13

 1994
 ----
 First Quarter            $23.00  $20.00
 Second Quarter           $23.25  $20.00
 Third Quarter            $23.00  $21.00
 Fourth Quarter           $23.00  $20.00

     The prices listed above are based upon information available to Citizens' management and are believed to accurately represent the amount at which its stock was traded during the periods indicated. No attempt was made by management to ascertain the prices for every sale made during these periods.

     Citizens shareholders are entitled to receive dividends when and as declared by its Board of Directors. Dividends are typically paid quarterly. Aggregate dividends were $.70 per share in 1995 and $.60 per share in 1994. Dividends are paid out of funds legally available for the payment of dividends as set forth in the West Virginia Corporation Act.

     Payment of dividends by Citizens is dependent upon payment of dividends to it by the subsidiary bank. The ability of national banks to pay dividends is subject to certain limitations imposed by national banking laws - See Note 12 of the Notes to Consolidated Financial Statements found on page 41 of this report, for further discussion.

Item 6.  Selected Financial Data
--------------------------------

     Selected financial data for the five years ended December 31, 1995 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this report.


Citizens Financial Corp.
-----------------------------------------------------------------------------------------------------
Selected Financial Data Five Year Summary
(in thousands of dollars, except per share data)
-----------------------------------------------------------------------------------------------------
                                                     1995      1994       1993       1992      1991
                                                  --------   --------   --------   --------  --------
BALANCE SHEET DATA:
Total assets................................     $ 126,350   $123,927   $126,576   $120,749  $118,706
Securities..................................        34,374     49,548     48,239     41,593    41,401
Loans, net..................................        82,781     67,716     67,488     63,618    63,044
Deposits....................................       109,671    108,063    111,988    105,897   103,741
Total shareholders' equity..................        13,952     12,976     12,282     11,543    10,948

SUMMARY OF OPERATIONS:
Total interest income.......................     $   9,475   $  8,486   $  8,556   $  9,361  $ 10,168
Total interest expense......................         3,530      3,130      3,557      4,196     5,651
                                                  --------   --------   --------   --------  --------

 Net interest income........................         5,945      5,356      4,999      5,165     4,517
Provision for loan losses...................            60         49         90        199       228
                                                  --------   --------   --------   --------  --------

 Net interest income after
  provision for loan losses.................         5,885      5,307      4,909      4,966     4,289
Other income................................           476        418        369        434       353
Other expense...............................         3,912      4,016      3,772      3,779     3,661
                                                  --------   --------   --------   --------  --------
Income before income taxes
 and cumulative effect
 of change in accounting
 principle..................................         2,449     1,709       1,506      1,621       981

Income taxes................................           823       599         482        396       217
                                                  --------   --------   --------   --------  --------

Income before cumulative
 effect of change in
  accounting principle......................         1,626     1,110       1,024      1,225       764

Cumulative effect of change
 in accounting
 for income taxes...........................             -         -         116          -         -
                                                  --------   --------   --------   --------  --------

Net income..................................      $  1,626   $  1,110   $  1,140   $  1,225  $    764
                                                  ========   ========   ========   ========  ========

PER SHARE DATA:
 Income before cumulative
  effect of change in
  accounting principle......................         $2.36     $1.60       $1.48      $1.76     $1.07

 Cumulative effect of change
  in accounting
  for income taxes..........................             -         -         .17          -         -
                                                  --------   --------   --------   --------  --------

Net income..................................         $2.36      $1.60      $1.65      $1.76     $1.07
                                                  ========   ========   ========   ========  ========

Cash dividends..............................         $ .70      $ .60      $ .58      $ .56       .48
                                                  ========   ========   ========   ========  ========


          Distribution of Assets, Liabilities & Shareholders' Equity;
                    Interest Rates and Interest Differential

                                          1995                            1994                           1993
                               -----------------------------   -----------------------------   ------------------------------
                               Avg Bal  Interest  Yield/Rate   Avg Bal  Interest  Yield/Rate   Avg Bal  Interest  Yield/Rate
                               -------  --------  ----------   -------  --------  ----------   -------  --------  ----------
                                 (in thousands of dollars)       (in thousands of dollars)        (in thousands of dollars)
  Interest Earning Assets:
Federal funds sold            $    677    $   36        5.32%  $ 2,295    $  100        4.36%  $ 5,169    $   155       3.00%
 Securities:
   Taxable                      38,608     2,150        5.57    44,882     2,522        5.62    41,866      2,556       6.11
  Tax-exempt (1)                 5,144       438        8.51     2,938       291        9.90     4,396        497      11.31
 Loans (net of unearned
   interest) (2)                76,093     7,000        9.20    69,292     5,672        8.19    66,453      5,517        8.30
                               -----------------------------   -----------------------------   ------------------------------
 Total interest earning
  assets                       120,522     9,624        7.99   119,407     8,585        7.19   117,884      8,725        7.40

 Nonearning assets:
   Cash and due from banks       2,979                           3,442                           3,920
   Bank premises and
    equipment, net               1,444                           1,649                            1,780
   Other assets                  1,915                           1,898                            2,023
   Allowance for loan
    losses                      (1,026)                         (1,032)                          (1,004)
                              --------                        --------                         --------
 Total assets                 $125,834                        $125,364                         $124,603
                              ========                        ========                         ========

 Interest Bearing
  Liabilities:
   Savings deposits           $ 29,137       804        2.76  $ 32,090       884        2.75  $ 31,783        966        3.04
   Time deposits                46,075     2,156        4.68    43,365     1,709        3.94    44,211      1,984        4.49
   NOW accounts                 11,489       258        2.25    11,059       246        2.22    10,689        267        2.50
   Money market accounts         7,685       191        2.49     8,888       221        2.49     9,170        255        2.78
   Borrowings                    2,267       121        5.34     1,890        71        3.76     2,564         85        3.32
                               -----------------------------   -----------------------------   ------------------------------

   Total interest
    bearing liabilities         96,653     3,530        3.65    97,292     3,131        3.22    98,417      3,557        3.61

 Noninterest bearing
  liabilities:
   Demand deposits              14,825                          14,758                          13,559
   Other liabilities               845                             675                             654
   Shareholders' equity         13,511                          12,639                          11,973
                              --------                        --------                         --------

 Total liabilities and
   shareholder's equity       $125,834                        $125,364                         $124,603
                              ========                        ========                         ========
                                          ------                         -------                          ------
Net interest income                       $6,094                         $ 5,454                          $5,168
                                          ======                         =======                          ======
Net interest income to
 average earning assets                                 5.06%                           4.57%                           4.38%
                                                        =====                           =====                           =====

(1) Yields are expressed on a tax equivalent basis using a 34% tax rate.

(2) For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding.

                             Rate Volume Analysis

The following table sets forth a summary on the changes in interest earned and interest expense detailing the amounts attributable to (i) changes in volume (change in the average volume times the prior year's average rate), (ii) changes in rate (change in the average rate times the prior year's average volume). The changes in rate/volume (change in the average volume times the change in the average rate), has been allocated to the changes in volume and changes in rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                                        1995 Compared to 1994                 1994 Compared to 1993
                                     Increase  (Decrease) Due to           Increase  (Decrease) Due to
                                     ---------------------------          -----------------------------
                                                       (in thousands of dollars)
                                     Volume      Rate      Total          Volume       Rate      Total
                                     ---------------------------          -----------------------------
Interest earned on:
  Federal funds sold                  $( 82)     $  18      $( 64)         $(107)      $  52      $( 55)

  Taxable securities                   (350)       (22)      (372)           178        (212)      ( 34)

  Tax-exempt securities                 193        (46)       147           (150)       ( 56)      (206)

  Loans                                 588        740       1328            230        ( 75)       155
                                     ----------------------------         -----------------------------
Total interest earned                   349        690       1039            151        (291)      (140)
                                     ----------------------------         -----------------------------

Interest expense on:
  Savings deposits                      (77)        (3)       (80)             9        ( 96)      ( 87)

  Time deposits                         112        335        447            (36)       (234)      (270)

  NOW accounts                            9          3         12              9        ( 30)      ( 21)

  Money market accounts                 (30)         0        (30)            (8)       ( 26)      ( 34)
  Other borrowing                        16         34         50            (24)       ( 10)      ( 14)
                                     ----------------------------         -----------------------------
Total interest expense                   30        369        399            (50)       (376)      (426)
                                     ----------------------------         -----------------------------
Net interest income                   $ 319     $  321     $  640          $ 201       $  85      $ 286
                                     ============================         =============================

                                            Securities Portfolio

The following table sets forth the amortized cost of securities as of the dates indicated.

                                                   December 31
                                            -------------------------
                                                1995         1994
                                            ------------  -----------
                                            (in thousands of dollars)
 U.S. Treasury and other U.S. government
   agencies and corporations                     $20,807      $27,300
 State and political subdivisions                  4,977        5,281
 Other securities                                  8,574       16,967
                                                 -------      -------
    Total                                        $34,358      $49,548
                                                 =======      =======

The following table sets forth the maturities of securities as of December 31, 1995 and the weighted average yields of such securities (calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security).

                                     Within One            After One but          After Five but              After Ten
                                        Year              Within Five Years       Within Ten Years              Years
                                 --------------------------------------------------------------------------------------------
                                 Amount       Yield      Amount      Yield      Amount         Yield       Amount       Yield
                                 --------------------------------------------------------------------------------------------
                                                                     (in thousands of dollars)
 U.S. Treasury and other U.S.
  government
   agencies and corporations     $11,010     5.83%       $9,797      5.93%      $  -               -  %    $  -            -  %
 State and political
  subdivisions (1)                 1,385     8.42         2,119      8.78         1,473           10.26        -            -
 Other securities                  7,076     5.13           985      7.01             -               -       513        6.73
                                 -------     ----       -------      ----        ------           ------    -----      ------
  Total                          $19,471     5.76%      $12,901      6.48%       $1,473           10.26%    $ 513        6.73%
                                 =======                -------                  ------                     =====


The portfolio contains no securities of any single issuer in which the aggregate amortized cost of such securities exceeds ten percent of shareholders' equity.

(1) Tax-equivalent adjustments, using a rate of 34%, have been made in
calculating  yields on obligations  of state and         political subdivisions.

Loan Portfolio
--------------

Types of Loans
--------------

     The following table shows the distribution of loans by major category as of the dates indicated. All loans in the portfolio are domestic in nature.



                                                  December 31
                                           -------------------------
                                               1995         1994
                                           ------------  -----------
                                           (in thousands of dollars)
 Commercial, financial and agricultural         $10,999      $ 6,856
 Real estate - construction                       1,734          734
 Real estate - mortgage                          52,020       49,443
 Installment                                     18,042       11,639
 Credit Card                                        810            0
 Other                                               54           49
                                                -------      -------
   Total                                        $83,659      $68,721
                                                =======      =======


Loan Maturities and Interest Rate Sensitivity
---------------------------------------------

     The following table shows the maturity of loans (excluding real estate mortgages and installment loans) outstanding as of December 31, 1995. Also provided are the amounts due after one year classified as fixed rate and variable rate loans.

                                         After One
                                Within   But Within   After
                               One Year  Five Years  Five Years  Total
                               --------  ----------  -----------------
                                       (in thousands of dollars)
 Commercial, financial and
   agricultural                  $7,859      $2,633     $507   $10,999
 Real estate - construction       1,734           0        0     1,734
                                 ------      ------     ----   -------
                                 $9,593      $2,633     $507   $12,733
                                 ======      ======     ====   =======

 Loans maturing after one
   year with:
 Fixed interest rates                                          $ 2,786
 Variable interest rates                                           354
                                                                ------
                                                               $ 3,140
                                                               =======

Risk Elements
-------------

Nonperforming Loans
-------------------

     Nonperforming loans consist of loans in nonaccrual status, loans which are past due 90 days or more and still accruing interest and restructured loans. The following table sets forth the amounts of such loans as of the dates indicated:

                                          December 31
                                   -------------------------
                                       1995         1994
                                   ------------  -----------
                                   (in thousands of dollars)
 Nonaccrual loans                         $ 213        $ 282
 Loans past due 90 days or more
   still accruing interest                  144          143
 Restructured loans                           -            -
                                          -----        -----
   Total                                  $ 357        $ 425
                                          =====        =====

     Loans are generally placed on nonaccrual status when they are past due 90 days as to principal or interest unless they are both well secured and in the process of collection. The following table provides a summary of information pertaining to nonaccrual loans as of December 31, 1995:

                                                (in thousands)
 Total nonaccrual loans                            $ 213
 Interest income which would have been
   recorded under original terms                       7
 Interest income recorded during the year              0


Potential Problem Loans
-----------------------

     As of December 31, 1995, management is not aware of any potential problem loans other than those which are on nonaccrual status or are past due 90 days or more and still accruing interest.

Loan Concentrations
-------------------

     Information concerning loan concentrations is provided in Note 4 - Notes to Consolidated Financial Statements which may be found on page 33 of this report.

Summary of Loan Loss Experience
-------------------------------

     The following table summarizes loan loss experience for the two years ended December 31, 1995 and 1994.


                                                     December 31
                                               ------------------------
                                                 1995           1994
                                                 ----           ----
                                               (in thousands of dollars)

 Balance, beginning of year                      $1,000         $1,043

 Charge-offs:
   Commercial, financial and agricultural             0             31
   Real estate - mortgage                             5             32
   Installment                                       41             35
                                                 ------         ------
     Total charge-offs                               46             98
 Recoveries:
   Commercial, financial and agricultural             1              0
   Real estate - mortgage                             8              0
   Installment                                       13              6
                                                 ------         ------
     Total recoveries                                22              6
                                                 ------         ------
 Net losses                                          24             92

 Additions charged to operations (1)                 60             49
                                                 ------         ------
 Balance, end of year                            $1,036         $1,000
                                                 ======         ======
 Ratio of net losses to
   average loans outstanding                        .03%          0.13%




(1) The amount charged to operations and the related balance in the allowance for loan losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including, but not limited to, its analysis of overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions and information about specific borrowers.

     The following table shows an allocation of the allowance for loan losses for the two years ended December 31, 1995 and 1994.

                                                         December 31
                                     ----------------------------------------------------
                                         1995                             1994
                                     ----------------------------------------------------
                                                  Percent of                Percent of
                                                 Loans in Each             Loans in Each
                                                  Category to               Category to
                                      Amount      Total Loans     Amount    Total Loans
                                     --------    -------------   --------  --------------
                                                    (in thousands of dollars)

 Commercial, financial and
   agricultural                       $  160           13%        $  160          10%
 Real estate - construction               13            2              4           1
 Real estate - mortgage                  394           62            256          72
 Installment and other                    58           23             35          17
 Unallocated                             411          N/A            545         N/A
                                      ------       ------         ------      ------
   Total                              $1,036          100%        $1,000         100%
                                      ======       ======         ======      ======

Deposits
--------
     The average daily amount of deposits and rates paid on such deposits are summarized for the periods indicated in the following table:

                                             Year Ended December 31
                                        --------------------------------
                                             1995             1994
                                        --------------------------------
                                         Amount   Rate    Amount  Rate
                                        --------------------------------
                                            (in thousands of dollars)
 Noninterest bearing demand deposits    $ 14,825    - %  $ 14,758    - %
 Interest bearing demand deposits         11,489  2.25     11,059  2.22
 Savings deposits                         36,822  2.70     40,978  2.67
 Time deposits                            46,075  4.68     43,365  3.94
                                        --------         --------
   Total                                $109,211         $110,160
                                        ========         ========

     The following table summarizes maturities of time certificates of deposit, including individual retirement accounts, of $100,000 or more as of December 31, 1995. There were no other time deposits of $100,000 or more.

                                                             (in thousands)
                                                             --------------
 Three months or less                                           $  502
 Over three through six months                                     411
 Over six through twelve months                                    525
 Over twelve months                                              2,337
                                                                ------
  Total                                                          $3,77
                                                                ======

Return on Equity and Assets
---------------------------

   The following table shows consolidated operating and capital ratios for the periods indicated.

                                                          Year Ended December 31
                                                          ----------------------
                                                          1995     1994    1993
                                                         -----   ------   -----
 Return on assets                                         1.29%     .89%    .91%
 Return on equity                                        12.07     8.78    9.52
 Dividend payout ratio                                   29.66    37.50   35.15
 Average equity to assets ratio                          10.74    10.08    9.61


Short-term Borrowing
--------------------

     Information concerning the Company's short-term borrowing is presented in
Note 10 - Notes to Consolidated Financial Statements which may be found on pages 39 and 40 of this report.


Item 7.  Management's  Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
         Results of Operations
         ---------------------

     The following discussion and analysis presents the significant changes in financial condition and results of operations of Citizens Financial Corp., and its wholly-owned subsidiary Citizens National Bank of Elkins, for the periods covered by the audited financial statements contained in this report. This discussion and analysis should be read in conjunction with such financial statements and the accompanying notes thereto.

Earnings Summary
----------------

     Net income for the year 1995 was $1,626,000 or $2.36 per share. This compares to $1,110,000, or $1.60 per share, in 1994 and $1,140,000, or $1.65 per share, including a $116,000 one-time cumulative benefit from the adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" in 1993. Return on average assets was 1.29% in 1995, .89% in 1994 and
 .91% in 1993. Returns on average equity were 12.07%, 8.78% and 9.52% in the three years respectively.

     The primary factor contributing to the 46.5% earnings improvement in 1995 was a $589,000 increase in net interest income. Other factors include improved levels of noninterest income and a reduction in noninterest expense. While smaller, improvement in 1994's earnings before accounting changes of 8.4% was also mainly due to improved net interest income of $357,000. However, noninterest expenses increased $245,000 in 1994 which reduced the level of net earnings improvement. These and other factors relating to the results of operations are more fully addressed in the following sections of this report.

Net Interest Income
-------------------

     Net interest income represents the primary component of Citizens' earnings. It is the difference between interest and fee income related to earning assets and interest expense incurred to carry interest bearing liabilities. Net interest income is impacted by changes in the volume and mix of interest earning assets and interest bearing liabilities, as well as by changing interest rates. In order to manage these changes, their impact on net interest income and the risks associated with them, the Company utilizes an ongoing asset/liability management program. This program includes analysis of the Company's gap, earnings sensitivity to rate changes, and sources and uses of funds. A discussion of net interest income and the factors impacting it is presented below.

     Net interest income was $5,945,000 in 1995, $5,356,000 in 1994 and
$4,999,000 in 1993. These year-to-year improvements of 11.0% in 1995 and 7.1% in 1994 each contributed significantly to the Company's improved earnings.

     On a tax equivalent basis net interest income in 1995 increased $640,000 as a result of two primary factors: increased yields on the Bank's loan portfolio and increased loan volumes. The yield on this portfolio improved 101 basis points to 9.20% as adjustable rate mortgages repriced and consumer loans were added to the portfolio. This increase in yield had the effect of increasing interest income by $740,000. Higher loan volumes, including consumer and commercial loans, had the effect of increasing interest income an additional $588,000. The remaining interest earning assets, securities and federal funds sold, contributed less to income in 1995 than in 1994 as their volumes were reduced to fund loan growth. In total the yield on earning assets improved 80 basis points to 7.99% in 1995 while the average volume of earning assets increased $1,115,000 to $120,522,000.

     The cost of interest bearing liabilities used to fund earning assets increased by $399,000 in 1995 but was more than offset by the $1,039,000 increase in tax equivalent interest income. The net impact of changes in the volume and mix of interest bearing liabilities was minimal adding just $30,000 to interest expense. Changing rates, particularly those of time deposits, caused a $369,000 increase in expense. Such changes caused the total cost of interest bearing liabilities to rise to 3.65% in 1995, a 43 basis point increase.

     Overall, the execution of strategies to increase loan levels and control funding costs in 1995 increased the Company's net interest margin 49 basis points from 4.57% to 5.06%.

     In 1994 tax equivalent net interest income improved by $286,000 over 1993. The most significant factors in this improvement were a $1,523,000 increase in interest earning assets and a $1,125,000 reduction in interest sensitive liabilities. These two items combined to increase net interest income by $201,000. Meanwhile changes in interest rates had the effect of increasing net interest income another $85,000 as the savings from paying lower rates on deposits exceeded the reductions in interest income from earning assets. These changes produced a net interest margin of 4.57% in 1994, up 19 basis points from 4.38% in 1993.

Other Income
------------

     Other income includes all revenues which are not included in interest and fee income related to earning assets. Total other income has risen from $369,000 in 1993 to $418,000 in 1994 and to a record $476,000 in 1995. This positive trend reflects several items. First is management's effort, begun in 1994, to identify and recover costs through the imposition of reasonable service fees similar to those of the Bank's competitors. This effort has increased annual fee income from $172,000 in 1993 to $258,000 in 1995. Secondly, new services have helped raise the levels of fee income. In particular, 1995's introduction of a VISA card generated nearly $11,000 in merchant fees. Each of these factors are expected to provide continuing future benefit.

     Other income also benefitted in 1995 from the one-time sale of the Company's student loan portfolio. This sale, which involved approximately $2.5 million of student loans, generated a gain of $25,000.

     Trust income, which increased significantly in 1994, fell to more typical levels in 1995 as expected. The increase in 1994 was due to the settlement of several large estates. Finally, the Company has realized insignificant securities gains of $7,000 in 1995, $2,000 in 1994 and $5,000 in 1993. All of
these gains were the result of securities being called at a premium over amortized cost. It remains the Company's policy not to engage in securities trading activity.

Other Expenses
--------------

     Other expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Other expense decreased $104,000, or 2.6%, in 1995 to $3,913,000. Total other expense was $4,016,000 and $3,772,000 on 1994 and 1993, respectively.

     The 1995 reduction in other expense is attributable to a reduction of FDIC insurance premiums of $121,000. Absent this total other expense would have increased by $17,000, or less than .5%.

     The largest component of other expense, salaries and benefits, remained nearly stable in 1995. Total salaries increased a modest 2.1%. Group insurance costs were reduced by $60,000 to $353,000 due mostly to engaging a new group medical administrator. This savings was offset however by the introduction of a deferred compensation plan for certain senior officers. This plan, which was implemented following a reduction in pension benefits, is designed to retain key management personnel by providing retirement benefits in exchange for continued service to the Bank and carried a cost of $61,000 in 1995. The Company also provides pension, 401(k) and postretirement life and health coverages to all qualifying full-time employees. See Note 9 of the accompanying financial statements for additional information regarding the Company's employee benefit plans.

     The remaining components of other expense, including net occupancy expense, equipment expense, data processing, advertising, and other, totaled $1,806,000, up less than 1%, from $1,791,000 in 1994.

     The increase in total other expense in 1994 of $245,000, or 6.5%, resulted from a $130,000 increase in salaries and benefits, including a $95,000 rise in group insurance costs, and a $41,000 increase in the category of other which primarily resulted from losses from a robbery of one of the Bank's branch facilities.

Income Taxes
------------

     The Company's provision for income taxes, which totaled $823,000 in 1995, $599,000 in 1994 and $482,000 in 1993, includes both federal and state income taxes. Also included in these amounts are deferred tax benefits of $21,000 in 1995 and $41,000 in 1994 and deferred tax expense of $8,000 in 1993. The increase in tax expense in 1995 is mainly due to the increase in pretax earnings. The effective tax rates for the years 1995, 1994 and 1993 were 33.6%, 35.1% and 32.0%, respectively.

     In 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). As permitted under the provisions of SFAS No. 109, the cumulative effect of the accounting change on years prior to 1993, a benefit of $116,000, was included in 1993's earnings. Additional information regarding the Company's income taxes is contained in Note 8 of the consolidated financial statements.

Financial Condition
-------------------

     While total assets at December 31, 1995 of $126,350,000 are $2,423,000 over the prior year's total, average assets during the two years were nearly unchanged. Average assets during 1995 totaled $125,834,000, $470,000 in excess of 1994's $125,364,000. This reflects management's efforts to increase the loan to deposit ratio and net interest margin during 1995 while accepting the limits placed on deposit growth by a sluggish local economy. The execution of this strategy proved to be very successful as gross loans increased $14.9 million during the year raising the loan to deposit ratio from 63.6% to 76.3% and the net interest margin 49 basis points to 5.06%. As explained previously, this was the primary contributor to the Company's earnings improvement in 1995.

Loan Portfolio
--------------

     The loan portfolio represents Citizens' largest earning asset. As noted earlier, management placed major emphasis on increasing loans in 1995 and was quite successful in doing so. The $14.9 million increase in total loans resulted primarily from growth in the consumer, commercial and mortgage portfolios.

     Consumer loans, including credit card loans, increased $7,213,000 or 62.0%. This increase primarily reflects a significant rise in indirect automobile lending. During the year the Bank availed itself of new opportunities to make such loans following the completion of a local highway which provided convenient access to auto dealers in nearby markets. Loans made under this program are subject to evaluation by the Bank's lending personnel and must satisfy the Bank's standard lending criteria prior to approval. Also effecting the consumer loan portfolio was the sale of $2.5 million of student loans in 1995. Proceeds from the sale of student loans were used to partly fund the increased automobile business resulting in higher yields and lower administrative cost.

     The Bank's new Mountain Playground VISA card was introduced at the end of the first quarter and has performed better than expected. At December 31, 1995 total outstanding VISA card loans were $810,000. A total of 864 customers now carry this unique product with approved credit lines exceeding $3,344,000.

     At $18,852,000 consumer loans now represent 22.5% of total loans, up from $16.9% at December 31, 1994.

     Commercial loans increased $4,144,000 or 60.4% in 1995 to $10,999,000.
While some of this increase may also be traced to new lending relationships with automobile dealers in the form of floor plan financing, the Bank's success in meeting the credit needs of local lumber, oil, building and professional businesses also contributed to the growth. Management is pleased with this growth and believes that it adds considerably to the breadth of the Bank's loan portfolio and services.

     Although it increased by a lesser amount, $2,576,000 or 5.2%, mortgage lending continues to be the largest single loan portfolio held by the Bank. Totaling $52,020,000 this portfolio makes up 62.2% of total loans. The majority of the mortgage portfolio, over 69%, is comprised of loans secured by one to four family primary residence loans in the local area, where real estate values have historically remained stable.

     Additional information on the composition of the loan portfolio, including concentrations of credit risk, may be found in Note 4 to the financial statements.

     While loan growth has been substantial, Citizens maintains underwriting and credit standards designed to maintain the quality of the loan portfolio. In addition, strategic goals limit the loan to deposit ratio to 80%. The Company also observes a policy requiring loans past due 90 or more days be placed on nonaccrual status unless the loans are adequately secured and in the process of collection. As of December 31, 1995 nonaccrual loans totaled $213,000 while loans past due 90 or more days which are still accruing interest were $144,000. Together, these two items total $357,000 or .43% of gross loans. In comparison, the total at December 31, 1994 of $425,000 represented .62% of gross loans.

     Management maintains the allowance for loan losses at a level it considers adequate to absorb potential loan losses based on its analysis of overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers and other factors. At December 31, 1995 the allowance for loan losses was $1,036,000 or 1.24% of gross loans. This compares to $1,000,000, or 1.46%, a year ago.

     As more fully explained in Notes 1 and 5 of the financial statements, the Company adopted Statements of Financial Accounting Standards Nos. 114 and 118 (SFAS Nos. 114 and 118) "Accounting by Creditors for Impairment of a Loan" and "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure", respectively. Under SFAS Nos. 114 and 118, certain impaired loans are required to be reported at the present value of expected future cash flows discounted using the loan's original effective interest rate or, alternatively, at the loan's observable market price, or at the fair value of the loan's collateral if the loan is collateral dependent. The adoption of SFAS Nos. 114 and 118 did not significantly impact the Company's financial position or results of operations during 1995.

     The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. This charge totaled $60,000 in 1995, $49,000 in 1994 and $90,000 in 1993. Net charge-offs continue to be low reflecting both the quality of the portfolio and management's effort to pursue all available avenues of recovery. Total net charge-offs were $24,000 in 1995, $92,000 in 1994 and $2,000 in 1993. Each of these totals represented less than .15% of average loans.

     Although the dollar amount of net charge-offs could increase in the coming months due to the increase in total loans outstanding, management believes the balance of the allowance for loan loss is adequate to provide for all reasonably foreseeable losses and is not aware of any trends, uncertainties or other information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources.

Securities Portfolio and Federal Funds Sold
-------------------------------------------

     With loan demand exceeding deposit growth in 1995 the securities portfolio was frequently used as a source of liquidity for the purpose of funding loans. Excluding the fair value adjustment for available for sale securities, the total portfolio decreased $15,190,000 in 1995, or 30.7%. This decrease was anticipated as strategies to increase the loan to deposit ratio and alter the earning asset mix were executed. Further significant reductions are not expected in 1996 as loan demand is expected to decline. Internal policies concerning the loan to deposit ratio and earning asset mix also serve to limit further securities reductions.

     The Bank maintains a conservative philosophy with regard to its securities portfolio placing great importance on safety and liquidity. At year-end 1995 the portfolio was comprised of 29% U.S. Treasury securities, 24% U.S. agency securities, 8% mortgage backed securities issued by U.S. government agencies, 23% corporate debt securities, 14% municipal securities and 2% Federal Home Loan Bank stock and Federal Reserve Bank stock. The corporate debt securities carry a grade of A1 and an average remaining life of 0.63 years. The municipal securities carry a grade of A with a remaining life of 4.31 years. In total the portfolio has a grade of AA. The remaining life, which is normally kept short, has been shortened even more by 1995's heavy loan demand to 1.65 years. The average yield on the portfolio is 5.76%.

     Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Under SFAS No. 115 securities are to be classified as held to maturity, available for sale, or trading. Through December 31, 1995 the Company has elected not to establish a trading portfolio and has no plans to do so in the foreseeable future.

     The Bank classified its two equity securities as available for sale in 1994. During 1995, the Bank reassessed the classifications of its securities and transferred $3.2 million of securities from held to maturity to available for sale as permitted by the Financial Accounting Standards Board's Special Report "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". As of December 31, 1995 the available for sale portfolio was comprised of five debt securities in addition to the two equity securities. It carried an amortized cost of $5,743,000, 16.7% of the total portfolio, and had a fair value of $5,758,000. With $18.9 million of maturing securities in 1996 the Bank is in a good position to make further additions to the available for sale portfolio if it so chooses.

     In times of excess funding Citizens may enter the federal funds sold market to maximize yields while maintaining the desired asset/liability structure.
Such investments were nonimal in 1995 as a result of the increased loan demand. On average, the Bank's federal funds sold balance was $677,000 in 1995 compared to $2,295,000 in 1994.

Deposits and Other Funding Sources
----------------------------------

     While Citizens attempts to control the rates offered on its deposit products through a consistent pricing policy, certain short-term exceptions to this did occur in 1995 in response to competitive pressures. These pressures have been mounting due to the increasing sophistication of customers, the general lack of local economic growth and the increasing levels of bank and nonbank competition. As a result, the rate paid on interest bearing liabilities rose in 1995 from 3.22% to 3.65%.

     In total, the deposit portfolio averaged $109,211,000 in 1995 compared to $110,160,000 in 1994, a decrease of less than 1%, and $109,412,000 in 1993.
Management believes this data reflects a stable core deposit base as well as the economic characteristics of the local market. Still, some changes were observed. Certificates of deposit rose throughout the year to $47,423,000 from $43,369,000 an increase of 9.3%. This primarily reflects a migration from savings accounts in response to the competitive pricing pressures noted earlier. Over the past two years savings accounts have fallen $4,829,000, a near reversal of 1993 when they grew $4,211,000 when certificate of deposit rates fell.

     Historically, the Bank has borrowed only occasionally. The majority of the Bank's borrowings continue to be a floating rate repurchase agreement involving one local customer. From time to time the Bank may also require short-term funding which it typically satisfies with overnight borrowings. Such borrowings averaged $676,000 in 1995, nearly equaling its involvement in federal funds sold. Additional information on the Bank's borrowing activities is found in
Note 10 to the financial statements.

Capital Resources
-----------------

     While the Company seeks to maximize shareholder value by improving profits, such efforts are not undertaken without careful consideration of the attendant risks to both the preservation of shareholders' investments and depositors funds. Management believes that maintaining adequate levels of capital provides the best means to balancing these key demands. During 1995 shareholders' equity grew 7.5% to $13,952,000. This increase is the direct result of the Bank's record earnings and places capital at 11.04% of assets.

     The Federal Reserve's risk-based capital guidelines provide another means of measuring the Bank's stability by weighting both on-balance-sheet and off-balance-sheet items based on their degree of risk. As of December 31, 1995 the Company's risk-based capital ratios were well in excess of the required minimums as shown in the following table.

                        Minimum Capital Standard Ratios
--------------------------------------------------------------------------------
                                         Citizens
                                      Financial Corp.        Regulatory
                                     December 31, 1995      Requirements
--------------------------------------------------------------------------------
Total capital to
 risk-weighted assets...............      18.10%                8.0%
Tier 1 capital to
 risk-weighted assets...............      16.85%                4.0%
Tier 1 capital to
 adjusted total assets..............      10.74%                3.0%

     The book value of the Company increased in 1995 to $20.40 per share from $18.75 as a result of net retained earnings. Although not heavily traded, the market value of the Company's stock traded in a range from $21.00 per share to $25.50 per share in 1995. This compares to 1994's range of $20.00 to $23.25 per share. Dividends also rose in 1995, the fourth straight annual increase, to $.70 per share from $.60. Each of these measures, book value, market value and dividends, are record highs for the Company.

     The Company has no plans which would significantly alter either its capital structure or capital level.

Liquidity and Interest Rate Sensitivity
---------------------------------------

     The objective of the Company's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of Citizens' liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio, held to maturity securities due within one year, and short-term funds such as federal funds sold. At December 31, 1995 these sources totaled $27,709,000 or 21.9% of total assets.
In addition, liquidity may be generated through loan repayments and over $23,000,000 of available borrowing arrangements with correspondent banks. Management believes the liquidity of the Bank is sufficient to satisfy all anticipated demands. Details on both the sources and uses of cash are presented in the Statements of Cash Flows contained in the financial statements.

     The objective of the Company's interest rate sensitivity management program, also know as asset/liability management, is to maximize net interest income while minimizing the risk of adverse effects from changing interest rates. This is done by controlling the mix and maturities of interest sensitive assets and liabilities. The Bank has established an asset/liability committee for this purpose.

     One common interest rate risk measure is the gap, or the difference between rate sensitive assets and rate sensitive liabilities. A positive gap occurs when rate sensitive assets exceed rate sensitive liabilities. This tends to be beneficial in rising interest rate environments. A negative gap refers to the opposite situation and tends to be beneficial in declining interest rate environments. The following table presents an analysis of the Company's interest rate sensitivity as measured by the gap at December 31, 1995. This information includes various assumptions and estimates regarding the maturity and prepayment patterns of certain instruments.

--------------------------------------------------------------------------------
GAP ANALYSIS
December 31, 1995
                                                              One to     Over
(in thousands of dollars)   0-90       91-180       181-365    Five      Five
                            Days        Days         Days     Years      Years
--------------------------------------------------------------------------------
Interest sensitive assets
Federal funds sold.......  $ 3,025     $     0      $    0    $     0   $     0
Securities...............    4,559       5,615       9,291     12,922     1,987
Loans, net of unearned
 interest................   16,877      14,193      30,515     20,498     1,734
                            ------      ------      ------     ------    ------
    Total interest
    sensitive assets.....   24,461      19,808      39,806     33,420     3,721

Interest sensitive
  liabilities
Deposits.................   57,020       6,328       5,577     26,190         0
Other borrowings.........    1,591           1           2         19       312
                            ------      ------      ------     ------    ------
    Total interest
     sensitive
     liabilities.......     58,611       6,329       5,579     26,209       312
                            ------      ------      ------     ------    ------
GAP...................... $(34,150)   $ 13,479     $34,227    $ 7,211   $ 3,409
                           =======     =======      ======     ======    ======
Cumulative GAP........... $(34,150)   $(20,671)    $13,556    $20,767   $24,176
                           =======     =======      ======     ======    ======
GAP to sensitive
 assets ratio...........    (28.17)%     11.12%      28.24%      5.95%     2.81%
Cumulative GAP to
  sensitive ratio.......    (28.17)%    (17.05)%     11.19%     17.14%    19.95%


     The preceding table reflects the Company's cumulative net interest sensitive position, or gap, as $(34,150,000) through three months, $(20,671,000) through six months and $13,556,000 through one year. Thus, the Bank has a positive one year gap of $13,556,000, or 11.19% of sensitive assets. This asset sensitive position suggests that should interest rates fall in the next year net interest income may be reduced while rising interest rates could have the opposite effect. The Company may reduce its degree of asset sensitivity by lengthening the repricing horizons of its assets, primarily by lengthening the maturities of its security portfolio, or by encouraging depositors to accept short-term deposit products. The large negative gap in the 0-90 day category is due to the placement of $47.6 million of savings, money market and checking plus deposits in this position. Interest rates on these deposits are determined by management and can be changed at any time. Management's ability to manage these rates in a beneficial manner has a significant impact on net interest income.

     It should be noted that the gap analysis presented above is a static analysis as of December 31, 1995. As such, it does not consider variables such as future loan and deposit volumes, mixes or interest rates.

Impact of Inflation
-------------------

     The consolidated financial statements and related data included in this report were prepared in accordance with generally accepted accounting principles, which require the Company's financial position and results of operations to be measured in terms of historical dollars. Consequently, the relative value of money generally is not considered. Nearly all of the Company's assets and liabilities are monetary in nature and, as a result, interest rates and competition in the market area tend to have a more significant impact on the Company's performance than the effect of inflation.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     Financial statements required by this item are presented below:

                            CITIZENS FINANCIAL CORP.
                                 AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 1995 and 1994

ASSETS                                                         1995           1994
                                                           ------------   ------------
Cash and due from banks                                    $  2,922,496   $  3,183,892
Federal funds sold                                            3,025,000              -
Securities available for sale                                 5,758,480        539,200
Securities held to maturity (estimated fair value
 $28,871,676 and $47,712,441, respectively)                  28,615,056     49,008,594
Loans, less allowance for loan losses of $1,035,797 and
 $1,000,000 respectively                                     82,780,706     67,715,647
Bank premises and equipment, net                              1,323,009      1,533,519
Accrued interest receivable                                   1,131,347      1,241,225
Other assets                                                    793,859        705,237
                                                           ------------   ------------
   Total assets                                            $126,349,953   $123,927,314
                                                           ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Deposits:
 Noninterest bearing                                       $ 14,555,405   $ 14,544,573
 Interest bearing                                            95,115,270     93,518,698
                                                           ------------   ------------
   Total deposits                                           109,670,675    108,063,271
Short-term borrowings                                         1,590,207      2,131,082
Long-term borrowings                                            334,381        202,966
Other liabilities                                               803,184        553,821
                                                           ------------   ------------
   Total liabilities                                        112,398,447    110,951,140
                                                           ------------   ------------

Commitments and contingencies

Shareholders' equity
Common stock, $2.00 par value, authorized
 1,250,000 shares, issued 750,000 shares                      1,500,000      1,500,000
Additional paid-in capital                                    2,100,000      2,100,000
Retained earnings                                            11,297,042     10,151,202
Net unrealized gain on securities                                 9,827              -
Treasury stock at cost, 66,212 and
 58,080 shares, respectively                                   (955,363)      (775,028)
                                                           ------------   ------------
   Total shareholders' equity                                13,951,506     12,976,174
                                                           ------------   ------------
   Total liabilities and shareholders' equity              $126,349,953   $123,927,314
                                                           ============   ============

                See Notes to Consolidated Financial Statements

                            CITIZENS FINANCIAL CORP.
                                 AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
For The Years Ended December 31, 1995, 1994 and 1993
                                                           1995        1994        1993
                                                        ----------  ----------  ----------
Interest income
 Interest and fees on loans                             $7,000,290  $5,672,148  $5,516,643
 Interest and dividends on securities:
   Taxable                                               2,149,688   2,521,815   2,556,057
   Tax-exempt                                              289,205     192,414     328,101
 Interest on Federal funds sold                             36,158     100,042     155,331
                                                        ----------  ----------  ----------
   Total interest income                                 9,475,341   8,486,419   8,556,132
                                                        ----------  ----------  ----------

Interest expense
 Interest on deposits                                    3,408,802   3,059,125   3,471,121
 Interest on short-term borrowings                         114,748      69,281      84,279
 Interest on long-term borrowings                            6,411       2,131       1,587
                                                        ----------  ----------  ----------
   Total interest expense                                3,529,961   3,130,537   3,556,987
                                                        ----------  ----------  ----------

   Net interest income                                   5,945,380   5,355,882   4,999,145
 Provision for loan losses                                  60,000      48,549      90,311
                                                        ----------  ----------  ----------
   Net interest income after provision
      for loan losses                                    5,885,380   5,307,333   4,908,834
                                                        ----------  ----------  ----------

Other income
 Trust income                                               84,969     113,678      76,072
 Service fees                                              257,510     224,569     172,299
 Insurance commissions                                      28,370      28,843      34,419
 Securities gains                                            6,552       1,913       5,392
 Other                                                      98,163      48,592      80,374
                                                        ----------  ----------  ----------
   Total other income                                      475,564     417,595     368,556
                                                        ----------  ----------  ----------

Other expense
 Salaries and employee benefits                          1,981,114   1,978,310   1,848,397
 Net occupancy expense                                     274,654     266,616     251,127
 Equipment rentals, depreciation and maintenance           279,444     276,369     262,590
 Data processing                                           320,938     323,805     295,473
 Advertising                                                86,465      87,324      79,807
 FDIC insurance                                            125,728     246,711     238,302
 Other                                                     844,176     837,321     795,994
                                                        ----------  ----------  ----------
   Total other expense                                   3,912,519   4,016,456   3,771,690
                                                        ----------  ----------  ----------

Income before income taxes and cumulative effect
 of change in accounting principle                       2,448,425   1,708,472   1,505,700

 Income tax expense                                        822,583     598,857     482,344
                                                        ----------  ----------  ----------

Income before cumulative effect of change
 in accounting principle                                 1,625,842   1,109,615   1,023,356

Cumulative effect of change in
 accounting for income taxes                                     -           -     116,243
                                                        ----------  ----------  ----------

   Net income                                           $1,625,842  $1,109,615  $1,139,599
                                                        ==========  ==========  ==========

                                  (Continued)

CONSOLIDATED STATEMENTS OF INCOME - Continued
For the Years Ended December 31, 1995, 1994 and 1993

                                                           1995        1994        1993
                                                        ----------  ----------  ----------

Earnings per common share
 Income before cumulative effect of change
   in accounting principle                                $   2.36    $   1.60    $   1.48
 Cumulative effect of change in
   accounting for income taxes                                   -           -         .17
                                                          --------    --------    --------

      Net income                                          $   2.36    $   1.60    $   1.65
                                                          ========    ========    ========

 Average common shares outstanding                         687,598     691,920     691,920
                                                          ========    ========    ========



                See Notes to Consolidated Financial Statements

                            CITIZENS FINANCIAL CORP.
                                 AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1995, 1994 and 1993

                                                                 1995           1994           1993
                                                             -------------  -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                  $  1,625,842   $  1,109,615   $  1,139,599
 Adjustments to reconcile net income to net
   cash provided by operating activities:
 Cumulative effect of change in
   accounting for income taxes                                          -              -       (116,243)
 Depreciation                                                     249,242        249,860        246,978
 Provision for loan losses                                         60,000         48,549         90,311
 Deferred income tax expense (benefits)                           (21,417)       (41,005)         8,200
 Amortization of security premiums, net
   of accretion of security discounts                             604,456        735,849        569,079
 Amortization of organization costs                                63,400         63,400         63,400
 Securities gains                                                  (6,552)        (1,913)        (5,392)
 Other (gains) losses                                             (18,397)         2,270         (6,777)
 Decrease (increase) in accrued interest receivable               109,878        (30,595)       (97,112)
 (Increase) decrease in other assets                             (135,160)         8,426         18,978
 Increase (decrease) in other liabilities                         249,363         92,836       (117,073)
                                                             ------------   ------------   ------------

 Net cash provided by operating activities                      2,780,655      2,237,292      1,793,948
                                                             ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from maturities and calls of securities
   held to maturity                                            16,837,100     11,107,500     12,166,200
 Principal payments received on securities
   held to maturity                                               263,635        841,606      4,970,473
 Purchases of securities held to maturity                        (515,000)   (13,928,645)   (24,346,737)
 Proceeds from maturities and calls of securities
   available for sale                                              26,400              -              -
 Purchases of securities available for sale                    (2,019,803)       (63,300)             -
 Loans made to customers, net                                 (17,628,497)      (220,635)    (4,082,029)
 Proceeds from sale of loans                                    2,547,590              -              -
 Purchases of bank premises and equipment                         (44,572)       (71,378)      (135,274)
 Purchase of insurance contracts                                  (70,911)             -              -
 Proceeds from sale of other real estate and other assets          49,400          3,250        279,209
                                                             ------------   ------------   ------------

 Net cash used in investing activities                           (554,658)    (2,331,602)   (11,148,158)
                                                             ------------   ------------   ------------

                                  (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
For the Years Ended December 31, 1995, 1994 and 1993

                                                                 1995           1994           1993
                                                             -------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net (decrease) increase in demand deposit, NOW, money
   market and savings accounts                                 (2,446,848)    (3,841,956)     6,856,503
 Net increase (decrease) in time deposits                       4,054,252        (82,630)      (765,571)
 Net (decrease) increase in short-term borrowings                (540,875)       432,745       (885,609)
 Proceeds from long-term borrowings                               133,395         56,569              -
 Repayments of long-term borrowings                                (1,980)          (287)             -
 Dividends paid                                                   (480,002)      (415,152)      (401,314)
 Acquisition of treasury stock                                   (180,335)             -              -
                                                              -----------    -----------    -----------

 Net cash provided by (used in) financing activities              537,607     (3,850,711)     4,804,009
                                                              -----------    -----------    -----------

 Increase (decrease) in cash and cash equivalents               2,763,604     (3,945,021)    (4,550,201)

Cash and cash equivalents:
 Beginning                                                      3,183,892      7,128,913     11,679,114
                                                              -----------    -----------    -----------

 Ending                                                       $ 5,947,496    $ 3,183,892    $ 7,128,913
                                                              ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash payments for:
   Interest paid to depositors and on other
      borrowings                                              $ 3,423,712    $ 3,150,790    $ 3,603,183
                                                              ===========    ===========    ===========

   Income taxes                                               $   800,526    $   628,692    $   607,057
                                                              ===========    ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES

 Other real estate and other assets acquired in
   settlement of loans                                        $    55,700    $     3,250    $    80,482
                                                              ===========    ===========    ===========




                See Notes to Consolidated Financial Statements

                            CITIZENS FINANCIAL CORP.
                                 AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 1995, 1994 and 1993


                                                                                 Net                     Total
                                  Common Stock      Additional                Unrealized                 Share
                               -------------------   Paid-In      Retained     Gain on     Treasury     holders'
                               Shares     Amount     Capital      Earnings    Securities    Stock        Equity
                               -------  ----------  ----------  ------------  ----------  ----------  ------------

Balance, December 31, 1992     750,000  $1,500,000  $2,100,000  $ 8,718,454   $     -     $(775,028)  $11,543,426

   Net income                     -           -           -       1,139,599         -          -        1,139,599

   Cash dividends declared
      ($.58 per share)            -           -           -        (401,314)        -          -         (401,314)
                               -------  ----------  ----------  -----------   ----------  ---------   -----------

Balance, December 31, 1993     750,000   1,500,000   2,100,000    9,456,739         -      (775,028)   12,281,711

   Net income                     -           -           -       1,109,615         -          -        1,109,615

   Cash dividends declared
      ($.60 per share)            -           -           -        (415,152)        -          -         (415,152)
                               -------  ----------  ----------  -----------   ----------  ---------   -----------

Balance, December 31, 1994     750,000        -           -      10,151,202         -      (775,028)   12,976,174

   Net income                     -           -           -       1,625,842         -          -        1,625,842

   Cost of 8,132 shares
      acquired as
      treasury stock              -           -           -            -            -      (180,335)     (180,335)

   Cash dividends declared
      ($.70 per share)            -           -           -        (480,002)        -          -         (480,002)

   Net change in unrealized
      gain on securities          -           -           -            -           9,827       -            9,827
                               -------  ----------  ----------  -----------   ----------  ---------   -----------

Balance, December 31, 1995     750,000  $1,500,000  $2,100,000  $11,297,042   $    9,827  $(955,363)  $13,951,506
                               =======  ==========  ==========  ===========   ==========  =========   ===========

                See Notes to Consolidated Financial Statements

                            CITIZENS FINANCIAL CORP.
                                 AND SUBSIDIARY


Notes to Consolidated Financial Statements

Note 1.  Significant accounting policies:

  The accounting and reporting policies of Citizens Financial Corp. and its wholly owned subsidiary conform to generally accepted accounting principles and to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following is a summary of the more significant accounting policies.

  Principles of consolidation: The accompanying consolidated financial statements include the accounts of Citizens Financial Corp. and its wholly owned subsidiary, Citizens National Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Presentation of cash flows: For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, balances due from banks (including cash items in process of clearing) and Federal funds sold. Cash flows from demand deposits, NOW accounts and savings accounts are reported net since their original maturities are less than three months. Cash flows from loans and certificates of deposit and other time deposits are also reported net.

  Securities: Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Under SFAS No. 115, securities are classified as "held to maturity", "available for sale" or "trading". The appropriate classification is determined at the time of purchase of each security and re-evaluated at each reporting date.

  Securities held to maturity - Debt securities for which the Company has the
  ---------------------------
positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts.

  Securities available for sale - Securities not classified as "held to
  -----------------------------
maturity" or as "trading" are classified as "available for sale". Securities classified as "available for sale" are those securities the Company intends to hold for an indefinite period of time, but not necessarily to maturity. "Available for sale" securities are reported at fair value. Unrealized gains or losses, adjusted for applicable income taxes are reported as a separate component of shareholders' equity.

  Trading securities - There are no securities classified as "trading" in the
  ------------------
accompanying financial statements.

  Realized gains and losses on sales of securities are recognized on the specific identification method. Amortization of premiums and accretion of discounts are computed using the interest method.

  Loans and allowance for loan losses: Loans are stated at the amount of unpaid principal, reduced by unearned discount and an allowance for loan losses. Interest is recognized on an amortized basis.

  The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. The subsidiary bank makes continuous credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience, review of specific problem loans and other factors in determining the adequacy of the allowance for loan losses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.

  In 1995, the Company adopted Statements of Financial Accounting Standards Nos. 114 and 118 (SFAS Nos. 114 and 118) "Accounting by Creditors for Impairment of a Loan" and "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure", respectively. Under SFAS Nos. 114 and 118, a loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the specific loan agreement. Impaired loans, other than certain large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, are required to be reported at the present value of expected future cash flows discounted using the loan's original effective interest rate or, alternatively, at the loan's observable market price, or at the fair value of the loan's collateral if the loan is collateral dependent. The method selected to measure impairment is made on a loan-by-loan basis, unless foreclosure is deemed to be probable, in which case the fair value of the collateral method is used. The implementation of SFAS Nos. 114 and 118 did not have a significant impact on the accompanying financial statements.

  Interest is accrued daily on impaired loans unless the loan is placed on non-accrual status. Impaired loans are placed on non-accrual status when the payments of principal and interest are in default for a period of 90 days, unless the loan is both well-secured and in the process of collection. Interest on non-accrual loans is recognized primarily using the cost-recovering method.

  Loan origination fees and certain direct loan origination costs are deferred and amortized as adjustments of the related loan yield over its contractual life.

  Bank premises and equipment: Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets. Repairs and maintenance expenditures are charged to operating expense as incurred. Major improvements and additions to premises and equipment are capitalized.

  Other real estate: Other real estate consists of real estate held for resale which was acquired through foreclosure on loans secured by such real estate. At the time of acquisition, these properties are recorded at the lower of cost or appraised market value with any writedown being charged to the allowance for loan losses. Expenses incurred in connection with operating these properties are charged to operating expense. Gains and losses on the sales of these properties are credited or charged to operating income in the year of the transaction.

  Sales of these properties which are financed by the subsidiary bank and meet the criteria of covered transactions remain classified as other real estate until such time as principal payments have been received to warrant classification as a real estate loan.

  Organization costs: Organization costs are being amortized on a straight-line basis over a period of fifteen years. Unamortized organization costs totaled $195,483 at December 31, 1995.

  Pension plan: The subsidiary bank has a defined benefit pension plan covering substantially all employees. Pension costs are actuarially determined and charged to expense.

  Postretirement benefits: The subsidiary bank provides certain health care and life insurance benefits for all retired employees that meet certain eligibility requirements. During 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" (SFAS No. 106) to account for its share of the costs of those benefits. Under SFAS No. 106, the Company's share of the estimated costs that will be paid after retirement is generally being accrued by charges to expense over the employees' active service periods to the dates they are fully eligible for benefits, except that the Company's unfunded cost at January 1, 1993 is being accrued primarily on a straight-line basis through the year ending 2013.

  Income taxes: During 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No.
109), which changed the criteria for measuring the provisions for income taxes and recognizing deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

  Valuation allowances are established when deemed necessary to reduce deferred tax assets to the amount expected to be realized.

  The consolidated provision for income taxes includes Federal and state income taxes and is based on pretax income reported in the consolidated financial statements, adjusted for transactions that may never enter into the computation of income taxes payable.

  Earnings per share: Earnings per common share are computed based upon the weighted average shares outstanding. The weighted average shares outstanding were 687,598, 691,920 and 691,920 for the years ended December 31, 1995, 1994 and 1993, respectively.

  Trust department: Assets held in an agency or fiduciary capacity by the subsidiary bank's trust department are not assets of the Bank and are not included in the accompanying balance sheets. Trust department income is recognized on the cash basis in accordance with customary banking practice. Reporting such income on a cash basis rather than the accrual basis does not affect net income materially.

Note 2.  Cash Concentrations

  At December 31, 1995, the subsidiary bank had a concentration totaling $3,075,518 with Mellon Bank, NA, which consisted of a due from bank balance and Federal funds sold. At December 31, 1994, the subsidiary bank had no such concentrations.

Note 3.  Securities

  In connection with the adoption of SFAS No. 115, certain securities totaling $475,900 (at amortized cost) were classified as available for sale. The adoption of SFAS No. 115 had no impact on the Company's assets, shareholders' equity or net income.

  During 1995, concurrent with the adoption of the Special Report "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board, the Company reassessed the classifications of its securities and transferred securities with amortized cost of $3,210,789 and estimated fair value of $3,206,221 from the held to maturity category to the available for sale category. Accordingly, shareholders' equity was decreased $2,809, net of deferred income taxes of $1,759, to reflect the net unrealized holding loss on such securities. This reclassification did not have an impact on the accompanying statements of income.

  The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at December 31, 1995 and 1994, are summarized as follows:


                                                                     1995
                                                 --------------------------------------------
                                                   Carrying
                                                    Value         Unrealized       Estimated
                                                  (Amortized   -----------------     Fair
                                                    Cost)       Gains    Losses      Value
                                                 ------------  --------  -------  -----------
Held to maturity:
 U.S. Treasury securities                        $10,043,914   $ 82,645  $ 4,999  $10,121,560
 U.S. Government agencies and corporations         4,034,272     33,806    1,591    4,066,487
 Mortgage backed securities - U.S. Government
   agencies and corporations                       1,498,944     28,496     -       1,527,440
 Corporate debt securities                         8,060,876     43,244   19,220    8,084,900
                                                 -----------   --------  -------  -----------
   Total taxable                                  23,638,006    188,191   25,810   23,800,387

 Tax-exempt state and political subdivisions       4,977,050    111,162   16,923    5,071,289
                                                 -----------   --------  -------  -----------

   Total securities held to maturity             $28,615,056   $299,353  $42,733  $28,871,676
                                                 ===========   ========  =======  ===========


                                                                                        Carrying
                                                                                         Value
                                                                    Unrealized         (Estimated
                                                  Amortized   ----------------------      Fair
                                                    Cost        Gains       Losses       Value)
                                                 -----------  ----------  ----------  ------------
Available for sale:
 U.S. Government agencies and corporations       $ 4,040,824  $   29,572  $     -     $ 4,070,396
 Mortgage-backed securities - U.S. Government
   agencies and corporations                       1,188,877        -         13,593    1,175,284
 Federal Reserve Bank stock                          108,000        -           -         108,000
 Federal Home Loan Bank stock                        404,800        -           -         404,800
                                                 -----------  ----------  ----------  -----------

   Total securities available for sale           $ 5,742,501  $   29,572  $   13,593  $ 5,758,480
                                                 ===========  ==========  ==========  ===========

                                                                       1994
                                                 ------------------------------------------------

                                                                    Unrealized         Estimated
                                                  Carrying    ----------------------     Fair
                                                    Value       Gains      Losses        Value
                                                 -----------  ----------  ----------  -----------
Held to maturity:
 U.S. Treasury securities                        $15,207,711     $ 4,622  $  301,083  $14,911,250
 U.S. Government agencies and corporations         9,145,718       4,543     325,551    8,824,710
 Mortgage backed securities - U.S. Government
   agencies and corporations                       2,946,517        -        135,898    2,810,619
 Corporate debt securities                        16,427,487         926     468,010   15,960,403
                                                 -----------  ----------  ----------  -----------
   Total taxable                                  43,727,433      10,091   1,230,542   42,506,982
                                                 -----------  ----------  ----------  -----------

 Tax-exempt state and political subdivisions       5,281,161      48,053     123,755    5,205,459
                                                 -----------  ----------  ----------  -----------

   Total securities held to maturity             $49,008,594     $58,144  $1,354,297  $47,712,441
                                                 ===========  ==========  ==========  ===========

                                                                                       Carrying
                                                                                         Value
                                                                    Unrealized        (Estimated
                                                  Amortized   ----------------------     Fair
                                                    Cost        Gains      Losses       Value)
                                                 -----------  ----------  ----------  -----------
Available for sale:
 Federal Reserve Bank Stock                      $   108,000  $     -     $     -     $   108,000
 Federal Home Loan Bank Stock                        431,200        -           -         431,200
                                                 -----------  ----------  ----------  -----------

   Total securities available for sale           $   539,200  $     -     $     -     $   539,200
                                                 ===========  ==========  ==========  ===========

  The maturities amortized cost and estimated fair values of the Company's securities at December 31, 1995 are summarized as follows:

                                              Held to Maturity               Available for Sale
                                       ------------------------------  -------------------------------
                                                                                            Carrying
                                         Carrying                                             Value
                                          Value         Estimated                          (Estimated
                                        (Amortized         Fair            Amortized          Fair
                                          Cost)           Value               Cost           Value)
                                       ------------  ----------------  ------------------  -----------

   Due within one year                 $18,925,717        $18,991,222          $  545,356  $  539,518
   Due after one through five years      8,216,157          8,373,909           4,684,345   4,706,162
   Due after five through ten years      1,473,182          1,506,545                -           -
   Due after ten years                        -                  -                   -           -
   Equity securities                          -                  -                512,800     512,800
                                       -----------        -----------          ----------  ----------

      Total                            $28,615,056        $28,871,676          $5,742,501  $5,758,480
                                       ===========        ===========          ==========  ==========

  Mortgage-backed securities having remaining contractual maturities ranging from 1 to 6 years have been allocated in the above maturity categories based on their anticipated average lives to maturity, which range from 1 to 2 years.

  The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage-backed securities and the related gross gains and losses realized are as follows:

                                                 Proceeds From             Gross Realized
                                       ---------------------------------  ----------------
             Years Ended                          Calls and   Principal
            December 31,               Sales     Maturities    Payments    Gains    Losses
-------------------------------------  --------  -----------  ----------  -------   ------
   1995
      Securities held to maturity      $   -     $16,837,100  $  263,635   $ 6,643  $   91
      Securities available for sale        -          26,400        -         -       -
                                       --------  -----------  ----------   -------  ------
                                       $   -     $16,863,500  $  263,635   $ 6,643  $   91
                                       ========  ===========  ==========   =======  ======
   1994
      Securities held to maturity      $   -     $11,107,500  $  841,606   $ 2,516  $  603
                                       ========  ===========  ==========   =======  ======

   1993                                $   -     $12,166,200  $4,970,473   $13,048  $7,656
                                       ========  ===========  ==========   =======  ======

  At December 31, 1995 and 1994, securities carried at $6,523,349 and $5,157,985, respectively, with estimated fair values of $6,564,476 and $5,027,292, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

  Included in corporate debt securities at December 31, 1995, are obligations of financial services industry companies with global operations with an approximate carrying value of $6,041,113 and an estimated fair value of $6,074,100.

Note 4.    Loans

 Loans are summarized as follows:

                                                            December 31,
                                                      ------------------------
                                                         1995         1994
                                                      -----------  -----------

Commercial, financial and agricultural                $10,999,369  $ 6,855,740
Real estate - construction                              1,734,406      734,044
Real estate - mortgage                                 52,019,535   49,443,631
Installment loans                                      18,041,801   11,638,920
Credit card loans                                         810,451         -
Other                                                      53,624       49,110
                                                      -----------  -----------
            Total loans                                83,659,186   68,721,445

Net deferred loan origination costs                       195,600       35,816
Less unearned income                                       38,283       41,614
                                                      -----------  -----------
Total loans net of unearned income and net
        deferred loan origination costs                83,816,503   68,715,647
Less allowance for loan losses                          1,035,797    1,000,000
                                                      -----------  -----------

            Loans, net                                $82,780,706  $67,715,647
                                                      ===========  ===========

  Included in the above balance of net loans are nonaccrual loans amounting to $213,316 and $281,629 at December 31, 1995 and 1994, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $7,297, $41,725 and $0 for the years ended December 31, 1995, 1994 and 1993, respectively.

  In the past, the subsidiary bank has made loans, in the normal course of business, to its directors, executive officers and their related interests, and will continue to make such loans in the future. At December 31, 1995 and 1994, outstanding loans of this nature totaled $3,950,576 and $2,415,857, respectively.

  The following presents the activity with respect to related party loans aggregating $60,000 or more to directors, executive officers, and their related interests of Citizens Financial Corp. and subsidiary during the years ended December 31, 1995 and 1994:

                                     1995          1994
                                 ------------  ------------

        Balance, beginning       $ 2,304,469   $ 2,105,825
            Additions              4,589,477     2,285,664
            Amounts collected     (3,119,046)   (2,087,020)
                                 -----------   -----------

        Balance, ending          $ 3,774,900   $ 2,304,469
                                 ===========   ===========

  Concentrations of credit risk: The Company's subsidiary, Citizens National Bank, grants installment, commercial and residential loans to customers in Randolph County, West Virginia, and surrounding counties in striving to maintain a diversified loan portfolio.

  As of December 31, 1995, Citizens National Bank had direct and indirect extensions of credit to automobile dealers totaling approximately $6,487,669. These loans consist of automobile floor plan loans, commercial loans generally secured by liens on the pledges of accounts receivable, inventories or personal guarantees and indirect installment loans with recourse against dealers to finance consumer purchases of automobiles. The Bank evaluates each such customer's credit worthiness on a case-by-case basis. The amount of collateral obtained is based upon management's credit evaluation.

  In addition to the above, the Bank has direct extensions of credit to individuals and other entities for residences, vacation homes and condominiums in the ski areas surrounding Randolph County, West Virginia. These loans totaled approximately $3,802,484 at December 31, 1995, and consist of real estate installment contracts generally secured by liens on the property. The Bank evaluates each such customer's credit worthiness on a case-by-case basis.

Note 5.    Allowance for Loan Losses

  An analysis of the allowance for loan losses for the years ended December 31, 1995, 1994 and 1993, is as follows:


                                                       1995        1994        1993
                                                    ----------  ----------  ----------

Balance, beginning of year                          $1,000,000  $1,043,314  $  954,791
                                                    ----------  ----------  ----------

Losses:
          Commercial, financial and agricultural          -         30,830        -
          Real estate - mortgage                         5,495      32,299      29,601
          Installment                                   40,691      34,614       8,992
                                                    ----------  ----------  ----------

            Total                                       46,186      97,743      38,593
                                                    ----------  ----------  ----------

Recoveries:
          Commercial, financial and agricultural           916        -           -
          Real estate - mortgage                         8,266        -         34,407
          Installment                                   12,801       5,880       2,398
                                                    ----------  ----------  ----------

            Total                                       21,983       5,880      36,805
                                                    ----------  ----------  ----------

Net losses                                              24,203      91,863       1,788
Provision for loan losses                               60,000      48,549      90,311
                                                    ----------  ----------  ----------

Balance, end of year                                $1,035,797  $1,000,000  $1,043,314
                                                    ==========  ==========  ==========

  As explained in Note 1, the Company adopted SFAS Nos. 114 and 118 in 1995. The Company's total recorded investment in impaired loans at December 31, 1995, approximated $105,523, for which the related allowance for loan losses determined in accordance with SFAS Nos. 114 and 118 approximated $0. The Company's average investment in such loans approximated $107,701 for the year ended December 31, 1995. All impaired loans at December 31, 1995, were collateral dependent, and accordingly, the fair value of the loan's collateral was used to measure the impairment of each.

  For purposes of SFAS Nos. 114 and 118, the Company considers groups of smaller-balance, homogeneous loans to include: mortgage loans secured by residential property, other than those which significantly exceed the subsidiary bank's typical residential mortgage loan amount (currently those in excess of $100,000); small balance commercial loans (currently those less than $50,000); and installment and credit card loans to individuals, exclusive of those loans in excess of $50,000.

  For the year ended December 31, 1995, the Company recognized approximately $8,847 in interest income on impaired loans. Using a cash basis-method of accounting, the Company would have recognized approximately the same amount of interest income on such loans.

Note 6.  Bank Premises and Equipment

  The major categories of bank premises and equipment and accumulated depreciation at December 31, 1995 and 1994, are summarized as follows:


                                         1995        1994
                                      ----------  ----------

  Land                                $  309,029  $  309,029
  Buildings and improvements           2,634,712   2,640,448
  Furniture and equipment              2,192,373   2,153,224
                                      ----------  ----------

                                       5,136,114   5,102,701

  Less accumulated depreciation        3,813,105   3,569,182
                                      ----------  ----------

  Bank premises and equipment, net    $1,323,009  $1,533,519
                                      ==========  ==========

  Depreciation expense for the years ended December 31, 1995, 1994 and 1993, totaled $249,242, $249,860 and $246,978, respectively.

Note 7.  Deposits

   The following is a summary of interest bearing deposits by type as of December 31, 1995 and 1994:


                                                         1995         1994
                                                      -----------  -----------

  NOW and Super NOW accounts                          $11,433,593  $10,625,964
  Money market accounts                                 7,491,560    8,133,070
  Savings accounts                                     28,767,251   31,391,050
  Certificates of deposit under $100,000               43,649,059   40,674,509
  Certificates of deposit of $100,000 or more           3,773,807    2,694,105
                                                      -----------  -----------

                                                      $95,115,270  $93,518,698
                                                      ===========  ===========

 Interest expense on deposits is summarized below:


                                                         1995         1994         1993
                                                      -----------  -----------  -----------

  NOW and Super NOW accounts                          $   257,458  $   245,712  $   266,521
  Money market accounts                                   190,659      220,204      254,736
  Savings accounts                                        804,420      884,409      966,253
  Certificates of deposit under $100,000                1,965,636    1,573,913    1,890,496
  Certificates of deposit of $100,000 or more             190,629      134,887       93,115
                                                      -----------  -----------  -----------

                                                      $ 3,408,802  $ 3,059,125  $ 3,471,121
                                                      ===========  ===========  ===========

Note 8.  Income Taxes

  The components of applicable income tax expense (benefit) for the years ended December 31, 1995, 1994 and 1993, are as follows:


                       1995                  1994                 1993
                     ---------            ---------             ---------
   Current:
          Federal    $736,000              $557,550              $390,241
          State       108,000                82,312                83,903
                     --------              --------              --------

                      844,000               639,862               474,144
                     --------              --------              --------

   Deferred
          Federal     (18,914)              (38,195)               19,341
          State        (2,503)               (2,810)              (11,141)
                     --------               --------             --------

                      (21,417)              (41,005)                8,200
                     --------               --------             --------

           Total     $822,583              $598,857              $482,344
                     ========              ========              ========


  Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured for tax purposes. Deferred tax assets and liabilities represent the future tax return consequences of temporary differences, which will either be taxable or deductible when the related assets and liabilities are recovered or settled.

  The tax effects of temporary differences which give rise to the Company's deferred tax assets and liabilities as of December 31, 1995 and 1994, are as follows:


                                                  1995       1994
                                               ----------  ---------

      Deferred tax assets:
        Allowance for loan losses              $ 247,186   $232,286
        Employee benefit plans                    62,142     41,030
        Accrued income and expenses               22,025     23,697
        Depreciation                              10,942       -
                                               ---------   --------
                                                 342,295    297,013
                                               ---------   --------

      Deferred tax liabilities:
        Depreciation                                -          (194)
        Deferred net loan origination costs      (75,306)   (13,789)
        Accretion on securities                  (29,628)   (67,086)
        Net unrealized gain on securities         (6,152)      -
                                               ---------   --------
                                                (111,086)   (81,069)
                                               ---------   --------

        Net deferred tax asset                 $ 231,209   $215,944
                                               =========   ========

  A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rate by book pretax income for the years ended December 31, 1995, 1994 and 1993, is as follows:


                                                        1995                 1994                  1993
                                                --------------------  -------------------  --------------------
                                                  Amount    Percent    Amount    Percent     Amount    Percent
                                                ----------  --------  ---------  --------  ----------  --------
Computed tax at applicable statutory rate       $ 832,465      34.0   $580,880      34.0   $ 511,938      34.0
Increase (decrease) in taxes resulting from:
Tax-exempt interest                              (107,558)     (4.4)   (65,421)     (3.8)   (111,554)     (7.4)
Amortization of organization costs                 21,556       0.9     21,556       1.3      21,556       1.4
State income taxes, net of Federal
      tax benefit                                  71,280       2.9     54,326       3.2      55,376       3.7
Other, net                                          4,840       0.2      7,516       0.4       5,028       0.3
                                                ---------      ----   --------      ----   ---------      ----

Applicable income taxes                         $ 822,583      33.6   $598,857      35.1   $ 482,344      32.0
                                                =========      ====   ========      ====   =========      ====

  As permitted under the provisions of SFAS 109, upon adoption, the cumulative effect of the accounting change on years prior to January 1, 1993 of $116,243 is included in net income for the year ended December 31, 1993.

Note 9.  Employee Benefit Plans

  Pension Plan: Citizens National Bank has a defined benefit pension plan covering all employees who meet the eligibility requirements. To be eligible, an employee must be 21 years of age and have completed one year of continuous service. The plan provides benefits based on the participant's years of service and highest consecutive five year average annual earnings. During 1994, the Bank amended the Plan's benefit formula to reduce the level of future plan benefits and made the Plan, which had previously been contributory, non-contributory. The Bank's funding policy is to make the minimum annual contribution that is required by applicable regulations.

  The components of the pension cost charged to expense for the years ended December 31, 1995, 1994 and 1993, consisted of the following:


                                                    1995        1994        1993
                                                 ----------  ----------  ----------
Service cost                                     $  50,993   $  48,109   $  67,574
Interest cost on projected benefit obligation      160,418     191,872     172,865
Actual return on plan assets                      (511,401)     11,978    (327,328)
Net amortization and deferral                      238,603    (271,189)     80,793
                                                 ---------   ---------   ---------

      Net pension cost (benefit)                 $ (61,387)  $ (19,230)  $  (6,096)
                                                 =========   =========   =========


  The following table sets forth the plan's funded status as of December 31, 1995 and 1994, and the amount recognized in the accompanying balance sheets as of December 31, 1995 and 1994:


                                                                  1995          1994
                                                              ------------  ------------
Actuarial present value of benefit obligations:
   Vested benefits                                            $ 1,749,000   $ 1,677,000
                                                              ===========   ===========

   Accumulated benefits                                       $ 2,014,000   $ 2,014,000
                                                              ===========   ===========

   Projected benefit obligation                               $(2,288,439)  $(2,489,728)
   Plan assets at fair value, consisting primarily of U.S.
      Government securities and listed common stocks            3,172,457     2,783,860
                                                              -----------   -----------
   Plan assets in excess of projected benefit obligation          884,018       294,132
   Unrecognized net gain                                         (394,224)     (128,287)
   Unrecognized net obligation at transition                     (185,656)     (208,777)
   Unrecognized prior service (benefit) cost                     (241,367)       44,316
                                                              -----------   -----------

   Prepaid pension cost                                       $    62,771   $     1,384
                                                              ===========   ===========

   Assumptions used by the Bank in the determination of pension plan information consisted of the following:


                                                                      1995   1994
                                                                      -----  -----

 Weighted average discount rate                                       7.50%  8.50%
 Weighted average rate of compensation increase                       6.00%  6.00%
 Weighted average expected long-term rate of return on plan assets    8.50%  8.50%

  401(k) Plan: The Bank established a 401(k) profit-sharing plan during 1994 for the benefit of all employees who have attained the age of 21 and completed one year of continuous service. Participating employees are eligible to contribute up to 10% of their annual compensation to the Plan. The Bank is eligible to make discretionary matching contributions in an amount up to 6% of each participant's annual compensation. In addition, the Bank is also eligible to make discretionary non-matching contributions to the Plan. Contributions made to the Plan by the Bank for the years ended December 31, 1995 and 1994, were $30,000 and $0, respectively.

  Postretirement Benefit Plans: Citizens National Bank sponsors a postretirement health care plan and a postretirement life insurance plan for all retired employees that meet certain eligibility requirements. Both plans are contributory with retiree contributions that are adjustable based on various factors, some of which are discretionary. The plans are unfunded. As discussed in Note 1, the Company changed its accounting policy with respect to these plans during 1993.

  Net periodic postretirement benefit cost included the following components for the years ended December 31, 1995 and 1994:

                                               1995                          1994
                                  ------------------------------  ---------------------------
                                   Health      Life               Health     Life
                                    Care    Insurance              Care    Insurance
                                    Plan       Plan      Total     Plan      Plan      Total
                                  --------  ----------  --------  -------  ---------  -------

   Service cost-benefits
      attributable to
      service during the year     $10,912     $ 1,980   $12,892   $15,245    $ 3,440  $18,685
   Interest on accumulated
      postretirement
      benefit obligation           24,812       4,649    29,461    23,868      5,594   29,462
   Amortization of (gain) loss     (1,589)     (1,301)   (2,890)     -          -        -
   Amortization of transition
      obligation                   17,111       3,835    20,946    17,111      3,835   20,946
                                  -------     -------   -------   -------    -------  -------

      Net postretirement
        benefit cost              $51,246     $ 9,163   $60,409   $56,224    $12,869  $69,093
                                  =======     =======   =======   =======    =======  =======

  The following tables set forth the plans' funded status reconciled with the obligations recognized in the accompanying balance sheets at December 31, 1995 and 1994:

                                                 1995                                1994
                                  ----------------------------------  ----------------------------------
                                    Health       Life                   Health       Life
                                     Care     Insurance                  Care     Insurance
                                     Plan        Plan       Total        Plan        Plan       Total
                                  ----------  ----------  ----------  ----------  ----------  ----------

 Accumulated postretirement
   benefit obligation:
   Retirees                       $(177,590)   $(30,394)  $(207,984)  $(172,415)   $(28,471)  $(200,886)
   Active participants fully
      eligible for benefits         (33,127)     (5,589)    (38,716)    (32,439)     (4,769)    (37,208)
   Other active participants       (175,586)    (39,839)   (215,425)   (128,095)    (28,035)   (156,130)
                                  ---------    --------   ---------   ---------    --------   ---------
                                   (386,303)    (75,822)   (462,125)   (332,949)    (61,275)   (394,224)


   Plan assets                         -           -           -           -           -           -
                                  ---------    --------   ---------   ---------    --------   ---------
   Accumulated postretirement
      benefit obligation
      in excess of plan assets     (386,303)    (75,822)   (462,125)   (332,949)    (61,275)   (394,224)
   Unrecognized transition
      obligation                    290,882      65,187     356,069     307,993      69,022     377,015
   Unrecognized net gain            (31,594)    (15,439)    (47,033)    (60,153)    (28,113)    (88,266)
                                  ---------    --------   ---------   ---------    --------   ---------

      Accrued postretirement
        benefit cost              $(127,015)   $(26,074)  $(153,089)  $ (85,109)   $(20,366)  $(105,475)
                                  =========    ========   =========   =========    ========   =========


  The weighted average discount rate used in estimating the accumulated postretirement benefit obligations of the health care plan and the life insurance plan at December 31, 1995 and 1994, was 7.00% and 8.00%, respectively.

  For measurement purposes, the maximum monthly benefit of $100 payable per eligible retiree under the postretirement health care plan was assumed with no future increases. Accordingly, an assumed 1 percentage point annual increase in health care cost trend rates would not impact the health care plan's accumulated postretirement benefit obligation at December 31, 1995 or the aggregate of the service and interest cost components of the health care plan's net postretirement benefit cost for the year ended December 31, 1995.

  Executive Supplemental Income Plan: During 1995, the Bank entered into a non-qualified supplemental income plan with certain senior officers which provides participating officers with an income benefit payable at retirement age or death. The liability accrued for the Executive Supplemental Income Plan at December 31, 1995, was $60,587 which is included in other liabilities. In addition, the Bank has purchased certain insurance contracts to fund the liabilities arising under this plan. At December 31, 1995, the cash surrender value of these insurance contracts was $63,667, respectively.

Note 10.  Other Borrowings

  Short-Term Borrowings: The Company's short-term borrowings consist of securities sold under an agreement to repurchase (repurchase agreement) involving one customer and advances under a line of credit with the Federal Home Loan Bank of Pittsburgh (FHLB). The repurchase agreement has a contractual term of 24 months expiring on June 30, 1997. Interest is paid on the agreement at 67.11% of the Wall Street Journal prime rate.

  As a member of the FHLB, the subsidiary bank obtained a $12,598,600 line of credit under the FHLB's Flexline Program. Borrowings under this arrangement bear interest at the interest rate posted by the FHLB on the day of the borrowing and is subject to change daily. This line of credit is secured by a blanket lien on all unpledged and unencumbered assets of the Bank and expires January 2, 1997.

 The following information is provided relative to these obligations:


                                                           1995                     1994
                                                 ------------------------  -----------------------
                                                 Repurchase     Line of    Repurchase    Line of
                                                  Agreement     Credit      Agreement     Credit
                                                 -----------  -----------  -----------  ----------

Amount outstanding at December 31                $1,590,207   $     -      $1,226,082    $905,000

Weighted average interest rate at December 31           5.7%        -             4.1%        6.6%

Maximum month-end amount outstanding             $2,844,630   $2,885,000   $2,913,612    $905,000

Average daily amount outstanding                 $1,317,888   $  675,693   $1,685,884    $ 38,463

Weighted average interest rate for the year             5.4%         6.5%         4.1%        5.4%


  Long-Term Borrowings: The Company's long-term borrowings of $334,381 and $202,966 at December 31, 1995 and 1994, respectively, consisted of advances from the FHLB under its Affordable Housing Program. These borrowings, which at December 31, 1995 had an average fixed interest rate of 2.54% and mature in varying amounts through the year 2014, were used to finance the acquisition of loans issued by the Randolph County Housing Authority. A summary of the maturities of these borrowings for the next five years is as follows: $4,033 in 1996; $4,239 in 1997; $4,456 in 1998; $4,684 in 1999; $4,924 in 2000; and
$312,045 due thereafter.

Note 11.  Commitments and Contingencies

  Reserve Requirements: The subsidiary bank is required to maintain a reserve balance with the Federal Reserve Bank. At December 31, 1995, $906,000 was maintained in the reserve balance. The Bank does not earn interest on this balance.

  Litigation: The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of counsel, the outcome of these matters will not have a significant adverse effect on the Company.

  Financial Instruments With Off-Balance-Sheet Risk: The subsidiary bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

                                              Contract Amount
Financial instruments whose contract    ----------------------------
amounts represent credit risk              1995           1994
--------------------------------------  -----------  ---------------

Commitments to extend credit            $16,816,663      $18,072,997
Standby letters of credit                   160,000          176,000
                                        -----------      -----------

                                        $16,976,663      $18,248,997
                                        ===========      ===========

  The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, equipment or real estate.

  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans. These letters of credit are generally uncollateralized.

Note 12.  Restrictions on Subsidiary Dividends

  The primary source of funds for the dividends paid by Citizens Financial Corp. is dividends received from its subsidiary, Citizens National Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires approval by the Office of the Comptroller of the Currency if dividends declared in any year exceed the year's net income, as defined, plus the retained net profits of the two preceding years. During 1996, the net retained profits available for distribution to Citizens Financial Corp. as dividends without regulatory approval approximate $1,660,000, plus net income of the subsidiary bank for the interim periods through the date of declaration.

Note 13.  Fair Value of Financial Instruments

  The following summarizes the methods and significant assumptions used by the Company in estimating its fair value disclosures for financial instruments.

  Cash and due from banks: The carrying values of cash and due from banks approximate their estimated fair values.

  Federal funds sold: The carrying values of Federal funds sold approximate their estimated fair values.

  Securities: Estimated fair values of securities are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities.

  Loans: The estimated fair values for loans are computed based on scheduled future cash flows of principal and interest, discounted at interest rates currently offered for loans with similar terms to borrowers of similar credit quality. No prepayments of principal are assumed.

  Deposits: The estimated fair values of demand deposits (i.e. noninterest bearing checking, NOW, Super NOW, money market and savings accounts) and other variable rate deposits approximate their carrying values. Fair values of fixed maturity deposits are estimated using a discounted cash flow methodology at rates currently offered for deposits with similar remaining maturities. Any intangible value of long-term relationships with depositors is not considered in estimating the fair values disclosed.

  Short-term borrowings: The carrying values of short-term borrowings approximate their estimated fair values.

  Long-term borrowings: The fair values of long-term borrowings are estimated by discounting scheduled future payments of principal and interest at current rates available on borrowings with similar terms.

  Off-balance sheet instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit standing of the counterparties. The amounts of fees currently charged on commitments and standby letters of credit are deemed insignificant, and therefore, the estimated fair values and carrying values are not shown below.

  The carrying values and estimated fair values of the Company's financial instruments are summarized below:

                                        December 31, 1995
                                    --------------------------
                                                   Estimated
                                      Carrying        Fair
                                       Value         Value
                                    ------------  ------------
 Financial assets:
   Cash and due from banks          $  2,922,496  $  2,922,496
   Federal funds sold                  3,025,000     3,025,000
   Securities available for sale       5,758,480     5,758,480
   Securities held to maturity        28,615,056    28,871,676
   Loans                              82,780,706    82,687,334
                                    ------------  ------------
                                    $123,101,738  $123,264,986
                                    ============  ============
 Financial liabilities:
   Deposits                         $109,670,675  $110,081,055
   Short-term borrowings               1,590,207     1,590,207
   Long-term borrowings                  334,381       334,381
                                    ------------  ------------
                                    $111,595,263  $112,005,643
                                    ============  ============

Note 14.  Condensed Financial Statements of Parent Company

  Information relative to the Parent Company's balance sheets at December 31, 1995 and 1994, and the related statements of income and cash flows for the years ended December 31, 1995, 1994 and 1993, are presented below.


                                                          December 31,
                                                   --------------------------
                                                       1995          1994
                                                   ------------  ------------
Balance Sheets
--------------
Assets
Cash                                               $     3,260  $     3,540
Investment in subsidiary                            13,948,246   12,972,634
                                                   -----------  -----------

  Total assets                                     $13,951,506   $12,976,174
                                                   ===========   ===========

Shareholders' equity
Common stock, $2.00 par value, 1,250,000 shares
  authorized; issued 750,000 shares                $ 1,500,000   $ 1,500,000
Additional paid-in capital                           2,100,000     2,100,000
Retained earnings                                   11,297,042    10,151,202
 Net unrealized gain on securities                       9,827          -
Treasury stock at cost, 66,212 and
  58,080 shares, respectively                         (955,363)     (775,028)
                                                   -----------   -----------

  Total shareholders' equity                       $13,951,506   $12,976,174
                                                   ===========   ===========

                                                      For the Years Ended December 31,
                                                   --------------------------------------
Statements of Income                                  1995         1994          1993
--------------------                               -----------  -----------   -----------
Income - dividends from subsidiary                 $   665,663  $   419,400   $   405,900
Expenses - operating                                     5,606        4,138         5,538
                                                   -----------  -----------   -----------
Income before equity in undistributed
  income of subsidiary                                 660,057      415,262       400,362
Equity in undistributed income of subsidiary           965,785      694,353       739,237
                                                   -----------  -----------   -----------

Net income                                         $ 1,625,842  $ 1,109,615   $ 1,139,599
                                                   ===========  ===========   ===========

                                                      For the Years Ended December 31,
                                                   --------------------------------------
Statements of Cash Flows                              1995         1994          1993
------------------------                           -----------  -----------   -----------
Cash Flows from Operating Activities
      Net income                                    $1,625,842   $1,109,615    $1,139,599
      Adjustments to reconcile net income to net
        cash provided by operating activities:
      Equity in undistributed income of subsidiary    (965,785)    (694,353)     (739,237)
                                                    ----------   ----------    ----------

      Cash provided by operating activities            660,057      415,262       400,362
                                                    ----------   ----------    ----------

Cash Flows from Financing Activities
 Dividends paid to shareholders                       (480,002)    (415,152)     (401,314)
      Acquisition of treasury stock                   (180,335)        -            -
                                                    ----------   ----------    ----------

      Cash used in financing activities               (660,337)    (415,152)     (401,314)
                                                    ----------   ----------    ----------

(Decrease) increase in cash                               (280)         110          (952)
Cash:
        Beginning                                        3,540        3,430         4,382
                                                    ----------   ----------    ----------

        Ending                                      $    3,260   $    3,540    $    3,430
                                                    ==========   ==========    ==========


                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Citizens Financial Corp.
 and Subsidiary
Elkins, West Virginia

  We have audited the accompanying consolidated balance sheets of Citizens Financial Corp. and its subsidiary as of December 31, 1995 and 1994, and the related statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Financial Corp. and its subsidiary as of December 31, 1995 and 1994, and the results of their operations and cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

  As more fully described in Notes 1, 8 and 9 to the consolidated financial statements, the Company changed its methods of accounting for income taxes and postretirement benefits in 1993.

                                                            ARNETT & FOSTER



Charleston, West Virginia
January 19, 1996

Item 9.  Changes in and  Disagreements with Accountants on Accounting and
--------------------------------------------------------------------------
          Financial Disclosure
          --------------------

 No reportable items.

PART III
--------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

  The following table sets forth the names of the nine persons who have served as directors of Citizens Financial Corp. for the year ended December 31, 1995, their ages and principal occupations, the length of their service to Citizens Financial Corp. and the expiration of their present term.


                                              Principal
                                              Occupation                           Present
                                             During Past         Director           Term
Name and Age                                 Five  Years        Since (1)          Expires
------------                               ----------------  ----------------  ---------------

 Robert N. Alday                           President,        September, 1986   April, 1997
 80                                        Phil Williams
                                           Coal Company

 Max L. Armentrout                         President,        September, 1986   April, 1996 (2)
 58                                        Mongold Lumber
                                           Enterprises;
                                           Chairman of the
                                           Board, Citizens
                                           Financial Corp.

 Virginia C. Chabut                        Retired,          September, 1986   April, 1998
 75                                        Randolph-
                                           Elkins Public
                                           Health Nurse

 Carlo DeMotto                             President,        September, 1986   April, 1998
 73                                        DeMotto
                                           Peerless Coal
                                           Company

 Raymond L. Fair                           Attorney-at-Law   September, 1986   April, 1996 (2)
 68

 John F. Harris                            Retired,          September, 1986   April, 1996 (2)
 68                                        Transportation
                                           Industry; Senior
                                           Vice President,
                                           Citizens National
                                           Bank

 Cyrus K. Kump                             Broker, Kerr      June, 1992        April, 1997
 49                                        Real Estate and
                                           Regional Manager,
                                           Cellular One

 Emery Thompson, Jr.                       Retired,          September, 1986   April, 1998
 70                                        President and
                                           Chief Executive
                                           Officer, Citizens
                                           National Bank

 L. T. Williams                            President,        September, 1986   April, 1996 (2)
 64                                         Elkins Builders
                                           Supply

(1) All of the above named directors, with the exception of Mr. Alday, have also served as directors of Citizens National Bank for the past five years on a continuous basis. Mr. Alday has not served Citizens National Bank in any official capacity.

(2) Messrs. Armentrout, Fair, Harris and Williams have been nominated to stand for reelection to an additional 3 year term expiring in April, 1999.

  Set forth below are the executive officers of Citizens Financial Corp., their age, present position and relations that have existed with affiliates and others during the past five years.


                                                                      Principal Occupation and
                                   Present                           Banking Experience During
Name and Age                       Position                             the Last Five Years
------------                    --------------                   ----------------------------------

 Max L. Armentrout              Chairman of                      Chairman of the Board,
 58                             the Board                        Citizens Financial Corp.;
                                                                 President, Mongold Lumber
                                                                 Enterprises

 Robert J. Schoonover           President and                    President and Chief Executive
 56                             Chief Executive                  Officer, Citizens National Bank
                                Officer                          (April 1994 - present); Executive
                                                                 Vice President, Citizens National
                                                                 Bank

 Raymond L. Fair                Vice President                   Attorney-at-Law; Director,
 68                             and Secretary                    Citizens Financial Corp.

 Thomas K. Derbyshire           Treasurer                        Vice President and Chief Financial
 37                                                              Officer, Citizens National Bank (April
                                                                 1995 - present) Vice President,
                                                                 Comptroller, Citizens National Bank
                                                                 (June 1991 -April 1995); Assistant
                                                                 Controller, United National Bank
                                                                 (December 1990 - June 1991) ;

Item 11.  Executive Compensation
--------------------------------

  The executive officers of Citizens Financial Corp. serve without compensation from the Company. They are, however, compensated by Citizens National Bank for serving as Bank officers with the exception of Messrs. Armentrout and Fair who are not employed by the Bank. The following table sets forth the compensation of the Company's CEO for the years 1995, 1994 and 1993. No executive officers received total annual salary and bonus exceeding $100,000.


                       SUMMARY COMPENSATION TABLE

                                                           Other Annual
          Name and                  Salary                 Compensation
     Principal Position       Year     $        Bonus            $
----------------------------  ----  -------  ------------  -------------
Robert J. Schoonover,         1995   62,302       -         7,434 (3) (4)
President & CEO (1)           1994   58,746       -         1,116 (3) (4)

Emery Thompson, Jr.,          1994   25,349       -           372 (3) (4)
President & CEO (2)           1993   61,899       -         6,861 (3) (4)

(1)  Mr. Schoonover was appointed Company President & CEO effective
     April 16, 1994.

(2)  Mr. Thompson retired from the Company effective April 16, 1994.

(3) The Bank's group life and health insurance program, which is paid for by the Bank, is made available to all full-time employees and does not discriminate in favor of directors or officers; however, in accordance with IRS Code Section 79, the cost of life insurance coverage for an individual in excess of $50,000 is added to the individual's earnings and is included in this figure. Also included in this figure is board fees earned.

(4) The Bank's contributions to the pension plan, a defined benefit plan, are not and cannot be calculated separately for specific participants. No contributions were made by the Bank in the years presented. The Bank's executive supplemental income plan provides retirement benefits conditioned upon continued employment until retirement or the satisfaction of early retirement criteria. Participants are deemed to receive no compensation until such conditions are satisfied.

     Neither the Company or the Bank maintain any form of stock option, stock appreciation rights, or other long-term compensation plans. Directors of the registrant are compensated for meetings attended in the amount of $100 per meeting. Directors of the Bank receive $400 per meeting. Under normal circumstances, the Board of Citizens Financial Corp meets quarterly while the Citizens National Bank Board meets monthly. Directors who are members of the Bank's loan committee, which meets weekly, receive $300 per month. In addition, the chairman of Citizens Financial Corp. receives $1,100 per month for service in that capacity, while the senior vice-president of the Bank receives $750 monthly for his services. No employment contracts or change in control arrangements exist between the registrant, it's subsidiary and any executive officer.

     Compensation of the bank's executive officers, including its president, is determined by the personnel committee. The committee is comprised of five outside directors. Compensation levels are determined after consideration is given to net income objectives and cost of living factors. This process is consistent with that used to determine the compensation levels of all other employees. No specific criteria exist which relates executive compensation to corporate performance and executives receive no preferential consideration in the establishment of compensation.

Pension Benefits
----------------

     Citizens Financial Corp., having no employees, has no retirement program, but Citizens National Bank has a pension program for its eligible employees. This pension plan is a qualified retirement plan and is available to all full-time employees, including officers, who meet the eligibility requirements. Directors do not participate in this plan. Pensions for all participants are based on five-year average final compensation. Annual compensation for the pension plan includes overtime pay and bonuses. Credits are received for each year of participation at the following rates: 1 percent of the first $9,600.00 of the 5-year average final compensation and 1.5 percent of such average final compensation in excess of $9,600.00, all multiplied by years of service up to a 25-year maximum.

     The annual pension payable on retirement is the total of the pension credits for each year of service after age twenty-one and the completion of one year of service. The pension benefits are payable to participants on a monthly basis in the form of a joint and 50 percent survivor annuity for all married participants who do not elect otherwise, or in the form of a single life annuity for all other participants or survivors. Joint and 100 percent survivorship, single life annuity or 120 payments guaranteed are other optional forms of distribution. Contributions made to the pension plan are on an actuarial basis, with the plan year ending October 31. Pension benefits are not subject to a deduction for Social Security.

     An amendment to the pension plan was adopted by the Citizens National Bank Board of Directors on July 20, 1988. This amendment modified the existing plan by the addition of two early retirement options. The options provide a change from actuarial method to straight 4 percent per year below normal retirement age, and retirement at age sixty-two with 30 years of service with no reduction in benefits. A subsequent amendment was adopted by the directors on October 31, 1994. This amendment changed the plan from a contributory plan to a noncontributory plan and reduced the credit formula from 1.5 percent of the first $9,600 of the 5-year average final compensation and 2 percent of such final average compensation in excess of $9,600 to the current 1 percent and 1.5 percent. Concurrent with this amendment the Bank established a 401(k) profit-sharing plan.

     The following table represents the normal pension, beginning at age sixty-five based upon assumed final pay and years of credited services:


                      Annual Benefits
                ----------------------------
                15 yrs.   20 yrs.   25 yrs.
Assumed         Credited  Credited  Credited
Remuneration    Service   Service   Service
--------------  --------  --------  --------
 $20,000         $ 3,780   $ 5,040   $ 6,300
  40,000           8,280    11,040    13,800
  60,000          12,780    17,040    21,300
  80,000          17,280    23,040    28,800

     The estimated credited years of service for the executive officers of Citizens Financial Corp. in the pension plan of Citizens National Bank are as follows:

                        Years of Credited Service*
                        --------------------------

     Robert J. Schoonover                   9
     Thomas K. Derbyshire                   4

     * Max L. Armentrout and Raymond L. Fair are not participants in the pension plan of Citizens National Bank.

401-(k) Plan
------------

     The Bank established a 401-(k) profit-sharing plan during 1994 for the benefit of all employees who have attained the age of 21 and completed one year of continuous service. Participating employees are eligible to contribute up to 10% of their annual compensation to the plan. The Bank is eligible to make discretionary matching contributions in an amount up to 6% of each participants annual compensation. In addition, the Bank is also eligible to make discretionary non-matching contributions to the plan. During the year ended December 31, 1995, such discretionary non-matching contributions totaled $30,000. No contributions were made to the plan by the Bank for the year ended December 31, 1994.

Executive Supplemental Income Plan
----------------------------------

     During 1995 the Bank entered into a non-qualified supplemental income plan with certain senior officers. This plan provides participating officers with retirement income benefits conditioned upon continued employment with the Bank until reaching the retirement age of 65 or the age of 62 with 30 years of service. Such benefits are payable to the participant, or their beneficiary, in 180 equal monthly installments. In the event the participant should die before attaining retirement age but after reaching age 55 with 15 years of service, or age 60, lump sum death benefits equal to the participants' deferred compensation amount are paid to the beneficiary. Should death occur prior to the above described conditions the death benefit is reduced by 50 percent. The liabilities arising under this plan are funded by certain insurance contracts purchased by the Bank.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The following table lists each shareholder who is the beneficial owner of more than 5% of the Company's common stock, the only class of stock outstanding, as of February 29, 1995.


Name and Address                 Amount and Nature of   Percent
of Beneficial Owner              Beneficial Ownership  of Class
-------------------------------  --------------------  ---------

 Legg Mason Wood Walker, Inc.           45,283            6.62%
 P. O. Box 1476
 Baltimore, MD  21203-1476

     The following table sets forth the amount and percentage of stock of Citizens Financial Corp. beneficially owned by each director and executive officer of the Company, and by all directors and executive officers as a group, as of February 29, 1995.


                                                              Shares of Stock Beneficially Owned
                                                --------------------------------------------------------------      Percent of
Name                                                  Direct               Indirect               Total              Ownership
----------------------------------------------  ------------------  ----------------------  ------------------  -------------------

 Robert N. Alday                                               500               30,900(1)              31,400                4.59%
 Max L. Armentrout                                          13,400                4,075(2)              17,475                2.56
 Virginia C. Chabut                                          6,500                 -                     6,500                 .95
 Carlo DeMotto                                              12,630               15,050(3)              27,680                4.05
 Raymond L. Fair                                             3,750                4,200(4)               7,950                1.16
 John F. Harris                                                500                5,500(5)               6,000                 .88
 Cyrus K. Kump                                                 505               10,250(6)              10,755                1.57
 Robert J. Schoonover                                          500                  100(7)                 600                 .09
 Emery Thompson, Jr.                                           500               18,580(8)              19,080                2.77
 L. T. Williams                                              1,250                  500(9)               1,750                 .25
 Thomas K. Derbyshire                                           70                    0                     70                 .01
 All Directors and
 executive officers
 as a group                                                 40,105               89,155                129,260               18.90

(1) Mr. Alday's indirect ownership includes 17,500 shares owned by his wife and 13,400 shares which he votes for the Phil Williams Coal Company.

(2) Mr. Armentrout's indirect ownership includes 3,700 shares owned by his wife and 375 shares owned by his daughter.

(3) These 15,050 shares are owned by DeMotto Peerless Coal Company and are voted by Mr. DeMotto.

(4)  These 4,200 shares are owned by Mr. Fair's wife.

(5)  These 5,500 shares are jointly owned by Mr. Harris and his wife.

(6) Mr. Kump's indirect ownership includes 8,500 shares owned by his mother, 750 shares owned by his wife and 1,505 held by his wife as custodian for their children.

(7)  These 100 shares are owned jointly by Mr. Schoonover and his wife.

(8) Mr. Thompson's indirect ownership includes 13,580 shares which are jointly owned with his wife, 4,500 owned solely by his wife and 500 shares jointly owned by his wife and brother-in-law.

(9)  These 500 shares are owned by Mr. Williams' wife.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     Management personnel of Citizens Financial Corp. have had and expect to continue to have banking transactions with Citizens National Bank in the ordinary course of business. Extensions of credit to such persons are made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. It is the opinion of management that these transactions do not involve more than a normal risk of collectibility or present other unfavorable features.

     During the year 1995, the highest aggregate indebtedness of all executive officers and directors of the holding company, its subsidiary, and their related interest was $3,783,000 or 27.11 percent of the equity capital of Citizens Financial Corp. As of December 31, 1995, there were unused lines of credit of $1,986,000, or 13.59 percent of the equity capital of Citizens Financial Corp. outstanding to these parties.

     None of the directors, executive officers, 5 percent or more beneficial stockholders or their immediate family members have an interest or are involved in any transactions with Citizens Financial Corp. or Citizens National Bank in which the amount involved exceeds $60,000, or was not subject to the usual terms or conditions, or was not determined by competitive bids. Similarly, no director, executive officer or 5 percent or more beneficial stockholder has an equity interest in excess of 10 percent in a business or professional entity that has made payments to or received payments from Citizens Financial Corp. or Citizens National Bank in 1995 which exceeds 5 percent of either party's gross revenue.

     Raymond L. Fair is a director of Citizens Financial Corp. and also served as legal counsel to that corporation and to Citizens National Bank during 1995. Legal fees paid or payable to Mr. Fair by Citizens Financial Corp. and Citizens National Bank were approximately $1,500 for the year 1995.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a) (1) and (2) Financial Statements and Financial Statement Schedules. All financial statements and financial statement schedules required to be filed by Item 8 of this Form or by Regulation S-X which are applicable to the registrant have been presented in the financial statements, notes thereto, in management's discussion and analysis of financial condition and results of operations or elsewhere where appropriate.
     (3) Listing of Exhibits - see Index to Exhibits on page 51.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of 1995.

(c)  Exhibits - see index to Exhibits on page 51 of this Form 10-K.

(d) Consolidated Financial Statement Schedules - All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or pertain to items as to which the required disclosures have been made elsewhere in the financial statements and notes thereto, and therefore have been omitted.

Item 14(c)  Index to Exhibits
-------------------------------------------

                                            S-K 601
Description                             Table Reference
-----------                             ---------------
 Articles of Incorporation
   and Bylaws:                                 3
     (a) Articles of Incorporation
     (b) Bylaws
 Material contracts                           10
 Statement Re:  Computation of per
   share earnings                             11
 Statement Re:  Computation of ratios         12
 Subsidiaries of the registrant               21
 Published report regarding matters
   submitted to vote of security
   holders                                    22
 Consents of experts and counsel              23
 Financial data schedules                     27
 Additional exhibits                          99

(a) The computation of minimum standard capital ratios, which are shown on page 20 of this filing, was done as specified in applicable regulatory guidelines. All other ratios presented may be clearly determined from the material contained in this filing.


(b) List of permitted nonbanking activities previously filed on pages 47-49 of Form S-4 Registration Statement of Citizens Financial Corp., SEC File No. 33-11423, dated February 19, 1987 is incorporated by reference into this filing.

                                  Signatures



     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Citizens Financial Corp.


                        By /s/ Robert J. Schoonover
                          -----------------------------------------
                          Robert J. Schoonover
                          President and Chief Executive Officer

                        By /s/ Thomas K. Derbyshire
                          -----------------------------------------
                          Thomas K. Derbyshire
                          Treasurer and Principal Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      Signature                    Title                          Date
      ---------                    -----                          ----

  /s/ Max L. Armentrout           Chairman of the Board           3/19/96
 --------------------------       and Director                   -----------
     Max L. Armentrout


                                  Director
 --------------------------                                     -----------
     Robert N. Alday


                                  Director
 --------------------------                                     -----------
     Virginia C. Chabut


  /s/ Carlo DeMotto               Director                       3/19/96
 --------------------------                                     -----------
     Carlo DeMotto


  /s/ Raymond L. Fair             Director                       3/19/96
 --------------------------                                     -----------
     Raymond L. Fair


  /s/ John F. Harris              Director                       3/19/96
 --------------------------                                     -----------
     John F. Harris


  /s/ Cyrus K. Kump               Director                       3/21/96
 --------------------------                                     -----------
     Cyrus K. Kump


  /s/ Emery Thompson, Jr.         Director                       3/19/96
 --------------------------                                     -----------
     Emery Thompson, Jr.


                                  Director
 --------------------------                                     -----------
     L. T. Williams

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
 SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES

                       PURSUANT TO SECTION 12 OF THE ACT
                       ---------------------------------

The entire annual report and proxy materials mailed to the Company's stockholders will be furnished to the Commission for its information under separate cover, in paper format, upon submission to stockholders on or around March 25, 1996 .