Form 10-Q
period 1996-03-31
CITIZENS FINANCIAL CORP/DE/
filed 1996-05-08
CIK 764156

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended                 March 31, 1996
                              ------------------------------------------------

Commission file number 2-96144
                       -------


                           CITIZENS FINANCIAL CORP.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                        Delaware                       55-0666598
- -------------------------------------------------------------------------------
            (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)       Identification No.)


            213 Third Street, Elkins, West Virginia       26241
- -------------------------------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)


                                (304) 636-4095
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not Applicable
- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           Yes   X    No
                                                       -------   -------


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Outstanding at
                     Class                  March 31, 1996
                     -----                 ----------------


          Common Stock ($2 par value)          683,788


                        This report contains 20 pages.

                                   FORM 10-Q
                           CITIZENS FINANCIAL CORP.
                         Quarter Ended March 31, 1996


                                     INDEX


                                                              Page No.
                                                              --------

Part I.   Financial Information

          Condensed Consolidated Balance Sheets
           March 31, 1996 and December 31, 1995.............. 3

          Condensed Consolidated Statements of Income
           Three Months Ended
           March 31, 1996 and March 31, 1995................. 4 & 5

          Condensed Consolidated Statements of
           Changes in Shareholders' Equity
           Three Months Ended
           March 31, 1996 and March 31, 1995................. 6

          Condensed Consolidated Statements of
           Cash Flows
           Three Months Ended
           March 31, 1996 and March 31, 1995................. 7

          Notes to Condensed Consolidated
           Financial Statements.............................. 8 - 12

          Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations..................................... 13 - 18

Part II.  Other Information and Index to Exhibits............ 19

          Signatures......................................... 20

                        PART I - FINANCIAL INFORMATION
                           CITIZENS FINANCIAL CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)

                                                        March 31,   December 31,
                                                          1996          1995
                                                       -----------  ------------
                                                       (Unaudited)       *
ASSETS
- ------
Cash and due from banks                                  $  2,979       $  2,923
Federal funds sold                                              0          3,025
Securities available for sale (Note 2)                     13,384          5,758
Securities held to maturity (estimated fair
  value $24,667 and $28,871, respectively) (Note 2)        24,581         28,615
Loans, less allowance for loan losses of
  $1,053 and $1,036, respectively (Notes 3 and 4)          84,145         82,781
Premises and equipment                                      1,582          1,323
Accrued interest receivable                                 1,110          1,131
Other assets                                                  786            794
                                                         --------       --------
     Total Assets                                        $128,567       $126,350
                                                         ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Deposits:
   Noninterest bearing                                   $ 15,111       $ 14,556
   Interest bearing                                        95,866         95,115
                                                         --------       --------
     Total deposits                                       110,977        109,671
Short-term borrowings                                       2,172          1,590
Long-term borrowings                                          333            334
Other liabilities                                             936            803
                                                         --------       --------
     Total liabilities                                    114,418        112,398
                                                         --------       --------
Commitments and contingencies (Note 5)

SHAREHOLDERS' EQUITY
- --------------------
Common stock, authorized, 1,250,000 shares of
   $2.00 par value; issued 750,000 shares                   1,500          1,500
Additional paid in capital                                  2,100          2,100
Retained earnings                                          11,633         11,297
Net unrealized (loss)/gain on available for
   sale securities                                           (129)            10
Treasury stock, at cost, 66,212 shares                       (955)          (955)
                                                         --------       --------
     Total shareholders' equity                            14,149         13,952
                                                         --------       --------
     Total Liabilities and Shareholders' Equity          $128,567       $126,350
                                                         ========       ========

*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands of dollars, except per share data)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                               -----------------------
                                                                                   1996           1995
                                                                                    (Unaudited)
INTEREST INCOME
- ---------------
Interest and fees on loans                                                     $  1,950       $  1,540
Interest and dividends on
 securities:
  Taxable                                                                           431            586
  Tax-exempt                                                                         81             75
Interest on federal funds sold                                                       43             10
                                                                               --------       --------
 Total interest income                                                            2,505          2,211
                                                                               --------       --------
INTEREST EXPENSE
- ----------------

Interest on deposits                                                                922            771
Interest on short-term borrowing                                                     22             11
Interest on long-term borrowing                                                       3              1
                                                                               --------       --------
 Total interest expense                                                             947            783
                                                                               --------       --------
 Net interest income                                                              1,558          1,428
Provision for loan losses                                                            42             15
                                                                               --------       --------
 Net interest income after
  provision for loan losses                                                       1,516          1,413
                                                                               --------       --------
OTHER INCOME
- ------------
Trust department income                                                               1              1
Service fees                                                                         69             58
Insurance commissions                                                                 9              7
Realized securities gains, net                                                        0              0
Other                                                                                38             20
                                                                               --------       --------
 Total other income                                                                 117             86
                                                                               --------       --------
OTHER EXPENSES
- --------------
Salaries and employee benefits                                                      519            469
Net occupancy expense                                                                69             66
Equipment rentals, depreciation
 and maintenance                                                                     61             71
Data processing                                                                      81             62
Advertising                                                                          19             21
Other                                                                               251            306
                                                                               --------       --------
 Total other expenses                                                             1,000            995
                                                                               --------       --------

Income before income taxes                                                          633            504
Income tax expense                                                                  228            162
                                                                               --------       --------
Net income                                                                     $    405       $    342
                                                                               ========       ========

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands of dollars, except per share data)
                                  (Continued)


Earnings per common share (Note 6)                                                 $.59           $.50
                                                                               ========       ========
Weighted average shares outstanding                                             683,788        689,539
Dividends per common share                                                         $.10           $.10
                                                                               ========       ========

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           In thousands of dollars)


                                                 Three Months Ended March 31, 1996 and 1995
                                  -------------------------------------------------------------------------
                                                                (unaudited)

                                                                               Net                   Total
                                                   Additional               Unrealized               Share-
                                    Common Stock    Paid-in    Retained   Gain/(Loss) on  Treasury  holders'
                                   Shares  Amount   Capital    Earnings     Securities     Stock     Equity
                                  -------------------------------------------------------------------------
Balance, January 1, 1995          750,000  $1,500  $2,100      $10,151    $   0           $(775)    $12,976
Net income                                                         342                                  342
Cost of 3,632 shares acquired
  as treasury stock                                                                         (76)        (76)
Cash dividends declared
  ($.10 per share)                                                 (69)                                 (69)
                                  -------------------------------------------------------------------------
Balance, March 31, 1995           750,000  $1,500  $2,100      $10,424    $   0           $(851)    $13,173
                                  =========================================================================

Balance, January 1, 1996          750,000  $1,500  $2,100      $11,297    $  10           $(955)    $13,952
Net income                                                         405                                  405
Net change in unrealized gain/
  (loss) on securities                                                     (139)                       (139)
Cash dividends declared
 ($.10 per share)                                                  (69)                                 (69)
                                  -------------------------------------------------------------------------
Balance March 31, 1996            750,000  $1,500  $2,100      $11,633    $(129)          $(955)    $14,149
                                  =========================================================================


The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                        1996      1995
                                                        (Unaudited)
Cash flows from operating activities:
  Net Income                                         $   405   $   342
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Provision for loan losses                             42        15
    Depreciation and amortization                         71        78
    Amortization and accretion on securities              49       162
    Decrease in accrued interest
      receivable                                          21        40
    Increase in other assets                              (8)     (101)
    Increase in other liabilities                        205       175
                                                     -------   -------
      Cash provided by operating activities              785       711
                                                     -------   -------

Cash flows from investing activities:
  Principal payments, available for sale
    securities                                            92         0
  Proceeds from maturities and calls,
    available for sale securities                      1,000        26
  Purchases of available for sale securities          (8,945)        0
  Principal payments, held to maturity
    securities                                            25       133
  Proceeds from maturities and calls, held
    to maturity securities                             3,976     4,105
  Purchases of premises and equipment                   (314)      (15)
  Increase in loans                                   (1,406)   (3,764)
                                                     -------   -------
     Cash (used) provided by investing
       activities                                     (5,572)      485
                                                     -------   -------

Cash flows from financing activities:
  Cash dividends paid                                    (69)      (69)
  Acquisition of treasury stock                            0       (76)
  Increase (decrease) in short-term borrowing            582    (1,138)
  (Decrease) increase in long-term borrowing              (1)       37
  Increase in time deposits                            2,746     1,730
  Decrease in other deposits                          (1,440)   (2,296)
                                                     -------   -------
     Cash provided (used) by financing activities      1,818    (1,812)
                                                     -------   -------

Net decrease in cash and cash equivalents             (2,969)     (616)
Cash and cash equivalents at beginning of period       5,948     3,184
                                                     -------   -------

Cash and cash equivalents at end of period           $ 2,979   $ 2,568
                                                     =======   =======

Supplemental disclosure of noncash investing and financing activities:
  Cash paid during the period for:

  Interest                                           $   938   $   757

  Income Taxes                                       $    70   $    26

The accompanying notes are an integral part of these financial statements.

                    CITIZENS FINANCIAL CORP. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
         ---------------------

   The accounting and reporting policies of Citizens Financial Corp. and Subsidiary ("Citizens" or "the Company") conform to generally accepted accounting principles and to general policies within the financial services industry. The preparation of financial statements in conformity generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

   The consolidated statements contained herein include the accounts of Citizens Financial Corp. and its wholly-owned subsidiary Citizens National Bank ("the Bank"). All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens' 1995 Annual Report to Shareholders and Form 10-K.

RECLASSIFICATIONS
- -----------------

   Certain amounts in the financial statements for 1995, as previously presented, have been reclassified to conform to current period classifications.

NOTE 2 - SECURITIES
         ----------

   The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 1996 and December 31, 1995 are summarized as follows (in thousands):


                                                      March 31, 1996
                                       ---------------------------------------------
                                        Carrying
                                          Value                            Estimated
                                       (Amortized  Unrealized   Unrealized    Fair
                                          Cost)       Gains       Losses      Value
- ------------------------------------------------------------------------------------
                                                         (Unaudited)
Held to maturity:
U.S. Treasury securities.............     $ 7,022        $ 48        $  3    $ 7,067
U.S. Government agencies
 and corporations....................       3,023          20           1      3,042
Mortgage backed securities-
 U.S. Government agencies
 and corporations....................       1,477          21           0      1,498
Corporate debt securities............       7,015          17          11      7,021
                                          -------        ----        ----    -------
 Total taxable.......................      18,537         106          15     18,628
                                          -------        ----        ----    -------
Tax-exempt state and political
 subdivisions........................       6,044          82          87      6,039
                                          -------        ----        ----    -------
 Total securities
  held to maturity...................     $24,581        $188        $102    $24,667
                                          =======        ====        ====    =======

                                                                             Carrying
                                                                              Value
                                                                            Estimated
                                        Amortized  Unrealized   Unrealized    Fair
                                          Cost        Gains       Losses      Value)
- ------------------------------------------------------------------------------------
Available for sale:
U.S. Government agencies
 and corporations....................     $ 6,057        $  2        $119    $ 5,940
Mortgage backed securities-
 U.S. Government agencies
 and corporations....................       1,094           0          25      1,069
Corporate debt securities............       4,755           0         105      4,650
Obligations of state and political
 subdivisions-taxable................       1,141          51           0      1,192
Federal Reserve Bank stock...........         108           0           0        108
Federal Home Loan Bank stock.........         425           0           0        425
                                          -------        ----        ----    -------
 Total securities available
  for sale...........................     $13,580        $ 53        $249    $13,384
                                          =======        ====        ====    =======

                                                       December 31, 1995*
                                       ---------------------------------------------
                                        Carrying
                                          Value                            Estimated
                                       (Amortized  Unrealized   Unrealized    Fair
                                          Cost)       Gains       Losses      Value
- ------------------------------------------------------------------------------------
Held to maturity:
U.S. Treasury securities.............     $10,044        $ 83        $  5    $10,122
U.S. Government agencies
 and corporations....................       4,034          34           2      4,066
Mortgage backed securities-
 U.S. Government agencies
 and corporations....................       1,499          28           0      1,527
Corporate debt securities............       8,061          43          19      8,085
                                          -------        ----        ----    -------
 Total taxable.......................      23,638         188          26     23,800
                                          -------        ----        ----    -------
Tax-exempt state and political
 subdivisions........................       4,977         111          17      5,071
                                          -------        ----        ----    -------
 Total securities
  held to maturity...................     $28,615        $299        $ 43    $28,871
                                          =======        ====        ====    =======

*From audited financial statements.

                                                                           Carrying
                                                                             Value
                                                                           Estimated
                                        Amortized  Unrealized   Unrealized    Fair
                                          Cost        Gains       Losses      Value
                                       ---------------------------------------------
                                                           *
Available for sale:
U.S. Government agencies
 and corporations....................     $ 4,041        $ 29        $  0    $ 4,070
Mortgage-backed securities -
 U.S. Government agencies
 and corporations....................       1,189           0          14      1,175
Federal Reserve Bank stock...........         108           0           0        108
Federal Home Loan Bank stock.........         405           0           0        405
                                          -------        ----        ----    -------
Total securities available for
sale ................................     $ 5,743        $ 29        $ 14    $ 5,758
                                          =======        ====        ====    =======

   The maturities, amortized cost and estimated fair values of the Bank's securities at March 31, 1996 are summarized as follows (in thousands):

                                              Held to maturity      Available for sale
                                            --------------------   ---------------------
                                            Amortized  Estimated   Amortized  Estimated
                                              Cost     Fair Value    Cost     Fair Value
                                            ---------  ----------  ---------  ----------

Due within 1 year                             $13,899     $13,914    $ 1,021     $ 1,020
Due after 1 but within 5 years                  7,625       7,711      9,802       9,566
Due after 5 but within 10 years                 3,057       3,042      1,487       1,478
Due after 10 years                                  0           0      1,270       1,320
                                              -------     -------    -------     -------
                                              $24,581     $24,667    $13,580     $13,384
                                              =======     =======    =======     =======

   Mortgage backed and other securities not due at a single maturity date have been allocated in the above maturity categories based on their anticipated average lives to maturity. The Company's equity securities have been placed in the longest maturity category since they are required to be held for membership in the Federal Reserve and Federal Home Loan Bank; memberships which are expected to continue indefinitely.

   The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the three month periods ended March 31, 1996 and 1995 are as follows (in thousands):


                                              Proceeds From           Gross Realized
                                   -------------------------------   ----------------
                                             Calls and   Principal
                                    Sales    Maturities  Payments    Gains     Losses
                                   -------------------------------   ----------------
March 31, 1996:
Securities held to maturity        $    0    $  3,976    $     25    $    0    $    0
Securities available for sale           0       1,000          92         0         0
                                   ------    --------    --------    ------    ------
                                   $    0    $  4,976    $    117    $    0    $    0
                                   ======    ========    ========    ======    ======

March 31, 1995:
Securities held to maturity        $    0    $  4,105    $    133    $    0    $    0
Securities available for sale           0          26           0         0         0
                                   ------    --------    --------    ------    ------
                                   $    0    $  4,131    $    133    $    0    $    0
                                   ======    ========    ========    ======    ======

   At March 31, 1996 and December 31, 1995 securities carried at $6,497,000 and $6,523,000, respectively, with estimated fair values of $6,530,000 and $6,564,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

*From audited financial statements.

NOTE 3 - LOANS
         -----

  Total loans are summarized as follows (in thousands):


                                                                        March 31, 1996   December 31, 1995
                                                                        ---------------  -----------------
                                                                          (Unaudited)            *

Commercial, financial and agricultural                                         $10,987             $10,644
Real estate - construction                                                       1,052               1,734
Real estate - mortgage                                                          53,242              51,897
Installment loans to individuals                                                18,527              18,119
Credit Card loans                                                                  761                 810
Other                                                                              431                 455
                                                                                                   -------
 Total loans                                                                    85,000              83,659
Net deferred loan origination costs                                                234                 196
Less unearned income                                                                36                  38
                                                                               -------             -------
 Total loans net of unearned income and
net deferred loan origination costs                                             85,198              83,817
Less allowance for loan losses                                                   1,053               1,036
                                                                               -------             -------
 Loans, net                                                                    $84,145             $82,781
                                                                               =======             =======

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

   Analyses of the allowance for loan losses are presented below (in thousands):

                                                                                    Three Months Ended
                                                                                          March 31,
                                                                               ---------------------------
                                                                                  1996                1995
Balance at beginning of period                                                 $ 1,036             $ 1,000
                                                                               -------             -------
Loans charged off:
 Commercial and industrial                                                           0                   0
 Real estate - mortgage                                                              1                   0
 Consumer and other                                                                 15                  12
 Credit Card                                                                        11                   0
                                                                               -------             -------
  Total                                                                             27                  12
                                                                               -------             -------

Recoveries:
 Commercial and industrial                                                           0                   3
 Real estate - mortgage                                                              0                   6
 Consumer and other                                                                  2                   1
 Credit Card                                                                         0                   0
                                                                               -------             -------
  Total recoveries                                                                   2                  10
                                                                               -------             -------

Net losses                                                                          25                   2

Provision for loan losses                                                           42                  15
                                                                               -------             -------
Balance at end of period                                                       $ 1,053             $ 1,013
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

NOTE 6 - EARNINGS PER SHARE
         ------------------

   Earnings per share is based on the weighted average number of shares outstanding during the period. For the three months ended March 31, 1996 and 1995 the weighted average number of shares were 683,788 and 689,539, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following discussion and analysis presents the significant changes in financial condition and the results of operations of Citizens Financial Corp. and Subsidiary for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 1995 Annual Report to Shareholders and Form 10-K. Since the primary business activities of Citizens Financial Corp. are conducted through the Bank, this discussion focuses primarily on the financial condition and operations of the Bank.

EARNINGS SUMMARY
- ----------------

   Net income for the first quarter of 1996 was $405,000, up from $342,000 in the first quarter of 1995. These levels of income represent annualized returns on average assets of 1.26% and 1.12%, respectively. Return on equity, meanwhile, rose from 10.60% in the first quarter of 1995 to 11.47% in the most recent quarter. Earnings per share also improved from $.50 to $.59.

   The primary factor contributing to the 18.4% improvement in quarterly earnings was a $130,000 increase in net interest income. This and other factors relating to the results of operations are more fully addressed in the following sections of this report.

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

   Net interest income for the first quarter of 1996 totaled $1,558,000, up 9.1% from 1995's first quarter total of $1,428,000. This improvement is reflective of higher levels of earning assets, particularly loans. Average loan volumes for the quarter of $84,559,000 were $14,619,000 over the first quarter 1995 average. In total, average earning assets of $123,355,000 exceeded the year-earlier level by $5,654,000 generating an improvement in annualized, tax-equivalent earnings of $705,000. An increase in interest bearing liabilities of $2,587,000 reduced this effect to $618,000 due to an increase in annualized interest expense of $87,000.

   While increased volumes of earning assets were the primary contributors to the improved net interest income changes in interest rates also had an effect. However, in this case the effect of higher rates on earning assets, an annualized $483,000, was more closely offset by the effect of higher rates on interest bearing liabilities, $569,000, producing a net annual effect of $(86,000).

   These changes produced a yield on earning assets of 8.26% for the quarter and a cost of interest bearing liabilities of 3.85%. This compares to 7.65% and 3.27%, respectively in the first quarter of 1995. Net interest margin increased 20 basis points to 5.19%. Having restructured the Bank's earning asset portfolio in 1995, management does not anticipate significant changes in the volume or mix of loans, deposits or securities in the near future.

OTHER INCOME
- ------------

   Other income includes all revenues which are not included in interest and fee income relating to earning assets. Total other income increased $31,000 to $117,000 in the first quarter. This improvement resulted from noninterest fees related to the Bank's VISA program, which began in the second quarter of 1995, of nearly $13,000, increased safe deposit box income of nearly $5,000 and a similar $5,000 increase in overdraft fees. In addition, certain fees on commercial deposit accounts, instituted during the third quarter of 1995, totaled $8,000.

OTHER EXPENSE
- -------------

   Other expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Total other expense for the first quarter of 1996 of $1,000,000 was $5,000 greater than the prior year's $995,000.

   Among the components of other expense both net occupancy expense and advertising remained nearly unchanged from the prior year. The category of other decreased to $251,000 from $306,000, or $55,000. This is the result of a reduction in quarterly FDIC insurance costs of $60,000. Equipment rentals, depreciation and maintenance also decreased $10,000 to $61,000 due to a $3,000 reduction in maintenance costs and a $7,000 decrease in depreciation as certain pieces of computer equipment became fully depreciated. Management is actively pursuing further reductions in maintenance costs. Depreciation expense, however, is likely to increase as efforts to remodel banking facilities and improve technological capabilities are now underway. The estimated cost of these projects is approximately $400,000.

   Salaries and employee benefits, the largest component of other expense, totaled $519,000 in the first quarter of 1996, $50,000, or 10.7%, greater than the first quarter 1995 total of $469,000. Contributing to this rise are a 5.6% increase in salaries totaling $19,000, and a 15% rise in group insurance costs of $13,000. In addition, the cost of an executive supplemental income plan of $22,000, which was instituted in the second quarter of 1995, also contributed to the increase.

   Data processing expense experienced a significant increase of $19,000, or 30.6%, from $62,000 to $81,000. This higher level, however, very nearly matches the budgeted amount of $79,000. The increase was primarily attributable to fees related to the new VISA program of $12,000 and an increase of $5,000 due to the renegotiation of a contract with the Bank's external data processing servicer.

INCOME TAXES
- ------------

   The Company's provision for income taxes, which totaled $228,000 in the first quarter of 1996 and $162,000 in the first quarter of 1995, includes both federal and state income taxes. Included in the 1996 amount are deferred tax benefits of $10,000. The increase in tax expense is primarily due to the increase in pretax earnings. The effective tax rates during the two periods were 36.0% in 1996, and 32.1% in 1995.

FINANCIAL CONDITION
- -------------------

   Total assets at March 31, 1996 of $128,567,000 are up $2,217,000, or 1.8%,
from year-end 1995. Management believes this growth is reflective of the level of economic activity found in the Bank's primary market area. A discussion of the Bank's major assets, deposits and equity follows.

LOAN PORTFOLIO
- --------------

   Gross loans of $85,000,000 at quarter-end are up $1,341,000 since December 31, 1995, an increase of 1.6%. During 1995 management actively sought loan growth and increased the loan portfolio by $14.9 million. In doing so the gross loan to deposit ratio was increased to 76.3%, slightly in excess of the 75% target which had been established. Management has strived to maintain this relative loan position throughout the first quarter of 1996 and has been able to do so with the quarter-end loan to deposit ratio being 76.6%. Projections for the remainder of 1996, as well as established strategic plans, limit the loan to deposit ratio to less than 80%.

   Like gross loans, the composition of the portfolio remained relatively unchanged during the first quarter. Real estate mortgage loans continue to dominate the portfolio at 62.6% of the total. Installment loans to individuals, the area of greatest growth during 1995, comprise 21.8% while commercial, financial and agricultural loans represent another 12.9%. The Bank's newest loan portfolio, credit cards, has fallen $49,000 since year-end to $761,000.

   While management has maintained its underwriting and credit standards at high levels, the increased loan volumes have resulted in increased levels of past due loans. Management does not believe this increase will result in a significant impact on earnings however. Company policy requires those loans which are past due 90 days or more be placed on nonaccrual status unless they are both well secured and in the process of collection. A summary of past due loans and nonperforming assets is provided below.


              Summary of Past Due Loans and Nonperforming Assets
       -----------------------------------------------------------------
                                (in thousands)

                                          March 31    December 31
                                        ------------  -----------
                                        1996    1995      1995
                                         (unaudited)        *

Loans past due 90 or more days
 still accruing interest               $ 358   $ 199         $144
                                       =====   =====  ===========

Nonperforming assets:
 Nonaccruing loans                     $  57   $   9         $214
 Other Real Estate Owned                   0      75            0
                                       -----   -----  -----------
                                        $ 57   $  84        $ 214
                                       =====   =====  ===========

* From the Company's Form 10-K filing dated December 31, 1995

   Management performs a comprehensive loan evaluation quarterly in order to identify all potential problem credits, including but not limited to past due and nonaccrual loans. Based on this review management is unaware of any trends or uncertainties which it reasonably expects may materially impact future operating results or capital resources and is of the opinion that the allowance for loan losses, which totaled $1,053,000 or 1.24% of gross loans at March 31, 1996, adequately provides for any potential loan losses which may reasonably be expected. To maintain the allowance for loan losses at an adequate level a provision for loan losses is made monthly as deemed necessary. Such provisions totaled $42,000 in the first quarter of 1996 compared to $15,000 in the first quarter of 1995. Net charge-offs during the two periods totaled $25,000 and $2,000, respectively.

SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD
- -------------------------------------------

   The Bank maintains a conservative philosophy with regard to its securities portfolio placing great importance on safety and liquidity. In order to improve liquidity, and increase its ability to manage the structure of the balance sheet, $3.2 million of securities were transferred from the held to maturity portfolio to the available for sale portfolio in December, 1995 as permitted by the Financial Accounting Standards Board's Special Report "A Guide to Implementation of Statement 115 on Accounting for Certain Debt and Equity Securities." This transaction had no impact on the Company's income and resulted in an immaterial increase in shareholders' equity as reported at year end. In practical terms this transaction marked the creation of the Bank's available for sale portfolio.

   Since that time, the available for sale portfolio has increased to $13,384,000 or 35% of the total portfolio. The remaining 65% is comprised of held to maturity securities as no trading portfolio is maintained. The composition of both portfolios is presented in Note 2. Because the available for sale portfolio primarily contains securities purchased during the first quarter of 1996 the significant increase in market interest rates which occurred during the quarter had the effect of reducing the fair value of the portfolio. At March 31, 1996 such value was $196,000, or 1.4% less than the amortized cost of the securities. This represents an unrealized loss which would impact earnings only in the event of the sale of the securities. At the current time no plans for such a sale exist.

   The average lives of the securities portfolios continue to be relatively short averaging 2.79 years.

   At quarter-end Citizens borrowed $801,000 in overnight federal funds from a correspondent bank in order to finance its earning asset portfolio. This marked the only time during the quarter that such borrowing was necessary and on April 1, 1996 the Company returned to its more typical position of excess funding. Such excess funds are sold in the federal funds market in order to maximize yield.

DEPOSITS AND OTHER FUNDING SOURCES
- ----------------------------------

   Total deposits increased $1,306,000, or 1.2%, during the quarter, a rate which appears consistent with the level of local economic activity. It also reflects what management believes to be a stable core deposit base. The most significant change within the deposit base involved certificates of deposit which increased $2,473,000, or 6.6%, during the quarter. Competition for deposits is keen within the Bank's primary market area and typically focuses on certificates of deposit. During the quarter the Bank offered a 13 month certificate of deposit which was responsible for generating $957,000 of deposit growth. This product, which was offered for only one month, is similar to those offered by many competitors who also face limited opportunity for deposit growth in the local market.

   In contrast, savings deposits fell $1,194,000 during the quarter, much of it being redirected toward higher yielding certificates including $368,000 which was invested in the 13 month certificate of deposit.

   The Bank's use of borrowed funds continues to be minimal. In addition to the overnight borrowing at quarter-end, as previously noted, the Bank maintains a floating rate repurchase agreement with one customer and a long-term borrowing agreement with the Federal Home Loan Bank for the purpose of funding certain housing projects. At March 31, 1996 these borrowings totaled $1,371,000 and $333,000, respectively.

CAPITAL RESOURCES
- -----------------

   Total shareholders' equity of $14,149,000 at March 31, 1996 is 11.01% of total assets. This compares with $13,952,000, 11.04%, at year-end 1995. Included in equity are 66,212 shared of treasury stock carried at a cost of $955,000 and $129,000 of unrealized losses on available for sale securities. Such unrealized losses are net of deferred tax benefits of $67,000.

   Cash dividends of $.10 were paid during the first quarter representing a dividend payout ratio of 16.9%. Dividends are determined quarterly by the board of directors.

   The Federal Reserve's risk based capital guidelines provide for the relative weighting of both on-balance-sheet and off-balance-sheet items based on their degree of risk. The Company continues to exceed all regulatory capital requirements as shown in the following table:


                        Minimum Capital Standard Ratios
- --------------------------------------------------------------------------------
                                                 Citizens       Regulatory
                                              Financial Corp.  Requirements
- --------------------------------------------------------------------------------
Total capital to risk weighted assets         17.58%           8.0%
Tier I capital to risk weighted assets        16.36%           4.0%
Tier I capital to adjusted total assets       10.96%           3.0%

   The Company is unaware of any trends or uncertainties, nor do any plans exist, which may materially impair its capital position.

LIQUIDITY AND INTEREST RATE SENSITIVITY
- ---------------------------------------

   The objective of the Company's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of Citizens' liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio, held to maturity securities due within one year, and short-term funds such as federal funds sold. At March 31, 1996 these sources totaled $14,419,000 or 11.2% of total assets. In addition, liquidity may be generated through loan repayments and over $23,000,000 of available borrowing arrangements with correspondent banks. Management believes the liquidity of the Bank is sufficient to satisfy all anticipated demands. Details on both the sources and uses of cash are presented in the Statements of Cash Flows contained in the financial statements.

   The objective of the Company's interest rate sensitivity management program, also known as asset/liability management, is to maximize net interest income while minimizing the risk of adverse effects from changing interest rates. This is done by controlling the mix and maturities of interest sensitive assets and liabilities. The Bank has established an asset/liability committee for this purpose.

   One common interest rate risk measure is the gap, or difference between rate sensitive assets and rate sensitive liabilities. As of March 31, 1996, the Company's cumulative one year gap was a positive 2.28% of total assets compared to a positive 11.19% at December 31, 1995. These measures indicate the Bank's earnings are now less sensitive to changes in interest rates. The change in the gap is primarily due to two factors. First, over $4.9 million of securities which matured during the first quarter were reinvested in securities carrying maturities of one to five years. Second, holdings of federal funds sold, which are immediately repriceable, were reduced from $3,025,000 to $0.

IMPACT OF INFLATION
- -------------------

   The consolidated financial statements and related data included in this report were prepared in accordance with generally accepted accounting principles, which require the Company's financial position and results of operations to be measured in terms of historical dollars. Consequently, the relative value of money generally is not considered. Nearly all of the Company's assets and liabilities are monetary in nature and, as a result, interest rates and competition in the market area tend to have a more significant impact on the Company's performance than the effect of inflation. Such changes in interest rates during the quarter have not had a significant impact on either the results of operations or the fair values of the Company's financial instruments.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings:    None.
         ------------------

Item 2.  Changes in Securities:  None.
         ----------------------

Item 3.  Defaults upon Senior Securities:   None.
         --------------------------------

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


                                           CITIZENS FINANCIAL CORP.



Date:     May 8, 1996                     /s/ Robert J. Schoonover
      -----------------                 ---------------------------------------
                                           Robert J. Schoonover
                                           President
                                           Chief Executive Officer



Date:     May 8, 1996                     /s/ Thomas K. Derbyshire
      -----------------                 ---------------------------------------
                                           Thomas K. Derbyshire
                                           Treasurer
                                           Principal Financial Officer