Form 10-Q
period 1996-06-30
CITIZENS FINANCIAL CORP/DE/
filed 1996-08-02
CIK 764156

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 JUNE 30, 1996
                              ------------------------------------------------

Commission file number 2-96144
                       -------

                           CITIZENS FINANCIAL CORP.
- -----------------------------------------------------------------------------
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.            Yes   X    No
                                                        -------    ------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           Outstanding at
             Class                          June 30, 1996
             -----                        ------------------

       Common Stock ($2.00 par value)           683,788


                        This report contains 19 pages.

                                   FORM 10-Q
                            CITIZENS FINANCIAL CORP.
                          Quarter Ended June 30, 1996


                                     INDEX


                                                      Page No.
                                                      --------

Part I.   Financial Information

     Condensed Consolidated Balance Sheets
      June 30, 1996 and December 31, 1995................3

     Condensed Consolidated Statements of Income
      Three Months Ended
      June 30, 1996 and June 30, 1995
      and Six Months Ended
      June 30, 1996 and June 30, 1995....................4

     Condensed Consolidated Statements of
      Changes in Shareholders' Equity
      Six Months Ended
      June 30, 1996 and June 30, 1995....................5

     Condensed Consolidated Statements of
      Cash Flows
      Six Months Ended
      June 30, 1996 and June 30, 1995....................6

     Notes to Condensed Consolidated
      Financial Statements............................7-11

     Management's Discussion and Analysis
      of Financial Condition and Results
      of Operations..................................12-17

Part II.  Other Information and Index to Exhibits.......18

     Signatures.........................................19

                         PART I - FINANCIAL INFORMATION
                            CITIZENS FINANCIAL CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)

                                                       June 30,    December 31,
                                                         1996          1995
                                                      -----------  ------------
                                                      (Unaudited)        *
ASSETS
- ------
Cash and due from banks                                 $  3,320       $  2,923
Federal funds sold                                             0          3,025
Securities available for sale (Note 2)                    16,756          5,758
Securities held to maturity (estimated fair value
   $19,432 and $28,871, respectively) (Note 2)            19,425         28,615
Loans, less allowance for loan losses of
   $1,063 and $1,036, respectively (Notes 3 and 4)        85,406         82,781
Premises and equipment                                     1,673          1,323
Accrued interest receivable                                1,217          1,131
Other assets                                                 901            794
                                                        --------       --------
     Total Assets                                       $128,698       $126,350
                                                        ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Deposits:
   Noninterest bearing                                  $ 14,487       $ 14,556
   Interest bearing                                       95,598         95,115
                                                        --------       --------
     Total deposits                                      110,085        109,671
Short-term borrowings                                      3,038          1,590
Long-term borrowings                                         332            334
Other liabilities                                            782            803
                                                        --------       --------
     Total liabilities                                   114,237        112,398
                                                        --------       --------

Commitments and contingencies (Note 5)

SHAREHOLDERS' EQUITY
- --------------------

Common stock, authorized 1,250,000 shares of
   $2.00 par value; issued 750,000 shares                  1,500          1,500
Additional paid in capital                                 2,100          2,100
Retained earnings                                         11,951         11,297
Net unrealized (loss)/gain on available for
   sale securities                                          (135)            10
Treasury stock, at cost, 66,212 shares                      (955)          (955)
                                                        --------       --------
     Total shareholders' equity                           14,461         13,952
                                                        --------       --------
     Total Liabilities and Shareholders' Equity         $128,698       $126,350
                                                        ========       ========

*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)

                                       Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                         --------------    ----------------
                                         1996      1995     1996     1995
                                          (Unaudited)        (Unaudited)
INTEREST INCOME
- ---------------

Interest and fees on loans                $1,967   $1,695   $3,917   $3,235
Interest and dividends on
 securities:
  Taxable                                    463      552      894    1,138
  Tax-exempt                                  69       75      150      150
Interest on federal funds sold                16        2       59       12
                                          ------   ------   ------   ------
  Total interest income                    2,515    2,324    5,020    4,535
                                          ------   ------   ------   ------

INTEREST EXPENSE
- ----------------

Interest on deposits                         921      830    1,843    1,601
Interest on short-term borrowings             30       20       52       31
Interest on long-term borrowings               2        2        5        3
                                          ------   ------   ------   ------
  Total interest expense                     953      852    1,900    1,635
                                          ------   ------   ------   ------
  Net interest income                      1,562    1,472    3,120    2,900
Provision for loan losses                     42       15       84       30
                                          ------   ------   ------   ------
  Net interest income after
    provision for loan losses              1,520    1,457    3,036    2,870
                                          ------   ------   ------   ------

NONINTEREST INCOME
- ------------------

Trust department income                       20       30       21       31
Service fees                                  68       62      137      120
Insurance commissions                          6        8       15       15
Other                                         30       44       68       64
                                          ------   ------   ------   ------
  Total other income                         124      144      241      230
                                          ------   ------   ------   ------

NONINTEREST EXPENSES
- --------------------

Salaries and employee benefits               569      511    1,088      980
Net occupancy expense                         67       69      136      135
Equipment rentals, depreciation
  and maintenance                             48       70      109      141
Data processing                               86       76      167      138
Advertising                                   20       21       39       42
Other                                        243      252      494      558
                                          ------   ------   ------   ------
  Total other expense                      1,033      999    2,033    1,994
                                          ------   ------   ------   ------

Income before income taxes                   611      602    1,244    1,106
Income tax expense                           226      225      454      387
                                          ------   ------   ------   ------
Net income                                $  385   $  377   $  790   $  719
                                          ======   ======   ======   ======

Earnings per common share (Note 6)      $    .57 $    .54 $   1.16 $   1.04
                                        ======== ======== ======== ========

Weighted average shares outstanding      683,788  688,288  683,788  688,907
Dividends per common share              $    .10 $    .10 $    .20 $    .20
                                        ======== ======== ======== ========

The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           (In thousands of dollars)


                                     Six Months Ended June 30, 1996 and 1995
                                 -------------------------------------------------
                                                   (Unaudited)
                                                                            Net                    Total
                                                 Additional             Unrealized                 Share-
                                   Common Stock    Paid In  Retained   Gain/(Loss) on   Treasury   holders'
                                  Shares   Amount  Capital  Earnings     Securities       Stock     Equity
                                  -------  ------  -------  ---------  ---------------  ---------  --------

Balance, January 1, 1995          750,000  $1,500   $2,100   $10,151        $   0          $(775)   $12,976
Net income                                                       719                                    719
Cost of 3,632 shares acquired
  as treasury stock                                                                          (76)       (76)
Cash dividends declared
  ($.20 per share)                                              (138)                                  (138)
                                  -------------------------------------------------------------------------
Balance, June 30, 1995            750,000  $1,500   $2,100   $10,732        $   0          $(851)   $13,481
                                  =========================================================================

Balance, January 1, 1996          750,000  $1,500   $2,100   $11,297        $  10          $(955)   $13,952
Net income                                                       790                                    790
Net change in unrealized gain/
  (loss) on securities                                                       (145)                     (145)
Cash dividends declared
  ($.20 per share)                                              (136)                                  (136)
                                  -------------------------------------------------------------------------
Balance, June 30, 1996            750,000  $1,500   $2,100   $11,951        $(135)         $(955)   $14,461
                                  =========================================================================

The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                                            Six Months Ended
                                                                June 30,
                                                          --------------------
                                                            1996       1995
                                                              (Unaudited)
Cash flows from operating activities:
  Net Income                                              $    790   $    719
  Adjustments to reconcile net income to
  cash provided by operating activities:
    Provision for loan losses                                   84         30
    Depreciation and amortization                              136        157
    Amortization and accretion on securities                   121        308
    Gain on sale of loans                                        0        (24)
    (Increase) decrease in accrued interest receivable         (86)        99
    Increase in other assets                                  (139)       (97)
    Increase in other liabilities                               57         48
                                                          --------   --------
      Cash provided by operating activities                    963      1,240
                                                          --------   --------

Cash flows from investing activities:
  Proceeds from principal payments received
    on securities available for sale                           207          0
  Proceeds from principal payments received
    on securities held to maturity                              79        164
  Proceeds from calls of securities
    available for sale                                       1,000         26
  Proceeds from maturities and calls of
    securities held to maturity                             10,160      5,675
  Purchases of securities available for sale               (12,483)         0
  Purchases of securities held to maturity                  (1,115)      (515)
  Purchases of premises and equipment                         (454)       (35)
  Proceeds from sale of loans                                    0      2,511
  Increase in loans                                         (2,709)   (10,531)
                                                          --------   --------
     Cash used by investing activities                      (5,315)    (2,705)
                                                          --------   --------

Cash flows from financing activities:
  Cash dividends paid                                         (136)      (138)
  Acquisition of treasury stock                                  0        (76)
  Increase in short-term borrowing                           1,448      1,452
  (Decrease) increase in long-term borrowing                    (2)        37
  Increase in time deposits                                  2,386      2,060
  Decrease in other deposits                                (1,972)    (1,872)
                                                          --------   --------
Cash provided by financing activities                        1,724      1,463
                                                          --------   --------

Net decrease in cash and cash equivalents                   (2,628)        (2)

Cash and cash equivalents at beginning of period             5,948      3,184
                                                          --------   --------

Cash and cash equivalents at end of period                $  3,320   $  3,182
                                                          ========   ========

Supplemental disclosure of non cash investing
  and financing activities:
  Cash paid during the period for:
     Interest                                             $  1,885   $  1,607
     Income Taxes                                         $    504   $    380
  Acquisition of other real estate owned and
     other repossessed assets                             $    108   $      3

The accompanying notes are an integral part of these financial statements.

                    CITIZENS FINANCIAL CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
         ---------------------

     The accounting and reporting policies of Citizens Financial Corp. and Subsidiary ("Citizens" or "the Company") conform to generally accepted accounting principles and to general policies within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     The consolidated statements include the accounts of Citizens Financial Corp. and its wholly-owned subsidiary Citizens National Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens' 1995 Annual Report to Shareholders and Form 10-K.


RECLASSIFICATIONS
- -----------------
     Certain amounts in the financial statements for 1995, as previously presented, have been reclassified to conform to current period classifications.

NOTE 2 - SECURITIES
         ----------

     The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 1996 and December 31, 1995 are summarized as follows (in thousands):

                                                        June 30, 1996
                                       -----------------------------------------------
                                        Carrying
                                          Value                   Estimated
                                       (Amortized   Unrealized   Unrealized     Fair
                                          Cost)        Gains       Losses      Value
- ---------------------------------------------------------------------------------------
                                                    (Unaudited)
Held to maturity:
U.S. Treasury securities.............     $ 6,012         $ 31         $  1    $ 6,042
U.S. Government agencies
 and corporations....................       3,015            9            1      3,023
Mortgage backed securities-
 U.S. Government agencies
 and corporations....................       1,429           14            0      1,443
Corporate debt securities............       3,993           11            5      3,999
                                          -------         ----         ----    -------
 Total taxable.......................      14,449           65            7     14,507
                                          -------         ----         ----    -------
Tax-exempt state and political
 subdivisions........................       4,976           59          110      4,925
                                          -------         ----         ----    -------
 Total securities
  held to maturity...................     $19,425         $124         $117    $19,432
                                          =======         ====         ====    =======


                                                                             Carrying
                                                                               Value
                                                                            (Estimated
                                       Amortized    Unrealized   Unrealized    Fair
                                          Cost        Gains        Losses      Value)
- ---------------------------------------------------------------------------------------
Available for sale:
U.S. Treasury securities.............     $ 2,044         $  6         $  0    $ 2,050
U.S. Government agencies
 and corporations....................       7,539            0           99      7,440
Mortgage backed securities-
 U.S. Government agencies
 and corporations....................         979            0           32        947
Corporate debt securities............       4,736            0          118      4,618
Obligations of state and political
 subdivisions-taxable................       1,133           35            0      1,168
Federal Reserve Bank stock...........         108            0            0        108
Federal Home Loan Bank stock.........         425            0            0        425
                                          -------         ----         ----    -------
 Total securities available
  for sale...........................     $16,964         $ 41         $249    $16,756
                                          =======         ====         ====    =======



                                                     December 31, 1995*
                                       ------------------------------------------------
                                       Carrying
                                         Value                                Estimated
                                       (Amortized   Unrealized   Unrealized      Fair
                                          Cost)        Gains       Losses        Value
- ---------------------------------------------------------------------------------------
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
                                          =======         ====         ====    =======

*From audited financial statements.

                                                                             Carrying
                                                                               Value
                                                                             (Estimated
                                      Amortized    Unrealized   Unrealized      Fair
                                         Cost         Gains       Losses       Value)
                                      -------------------------------------------------
                                                               *
- ---------------------------------------------------------------------------------------
Available for sale:
U.S. Government agencies
 and corporations....................     $ 4,041         $ 29         $  0    $ 4,070
Mortgage backed securities-
 U.S. Government agencies
 and corporations....................       1,189            0           14      1,175
Federal Reserve Bank stock...........         108            0            0        108
Federal Home Loan Bank stock.........         405            0            0        405
                                          -------         ----         ----    -------
 Total securities available
  for sale....................            $ 5,743         $ 29         $ 14    $ 5,758
                                          =======         ====         ====    =======


     The maturities, amortized cost and estimated fair values of the Bank's securities at June 30, 1996 are summarized as follows (in thousands):

                                        Held to maturity         Available for sale
                                  ----------------------------  ---------------------
                                     Amortized      Estimated   Amortized  Estimated
                                        Cost        Fair Value    Cost     Fair Value
                                  ----------------  ----------  ---------  ----------

Due within 1 year                          $11,743     $11,762    $ 1,016     $ 1,014
Due after 1 but within 5 years               5,604       5,649     13,203      12,976
Due after 1 but within 10 years              2,078       2,021      1,504       1,490
Due after 10 years                               0           0      1,241       1,276
                                           -------     -------    -------     -------
                                           $19,425     $19,432    $16,964     $16,756
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

     The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the six month periods ended June 30, 1996 and 1995 are as follows (in thousands):

                                       Proceeds From               Gross Realized
                                 ---------------------------    ----------------------
                                        Calls and   Principal
                                 Sales  Maturities  Payments      Gains      Losses
                                 -----------------------------  ----------------------
June 30, 1996:
Securities held to maturity      $   0  $   10,160  $      79     $   0      $   0
Securities available for sale        0       1,000        207         0          0
                                 -----  ----------  ---------     -----      -----
                                 $   0  $   11,160  $     286     $   0      $   0
                                 =====  ==========  =========     =====      =====

June 30, 1995:
Securities held to maturity      $   0  $    5,675  $     164     $   0      $   0
Securities available for sale        0          26          0         0          0
                                 -----  ----------  ---------     -----      -----
                                 $   0  $    5,701  $     164     $   0      $   0
                                 =====  ==========  =========     =====      =====


     At June 30, and December 31, 1995 securities carried at $6,477,000 and $6,523,000, respectively, with estimated fair values of $6,515,000 and $6,564,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

*From audited financial statements.

NOTE 3 - LOANS
         -----

     Total loans are summarized as follows (in thousands):

                                            June 30, 1996        December 31, 1995
                                            --------------       -----------------
                                             (Unaudited)                 *

Commercial, financial and agricultural            $11,206             $10,644
Real estate - construction                          1,000               1,734
Real estate - mortgage                             53,609              51,897
Installment loans to individuals                   19,265              18,119
Credit card loans                                     818                 810
Other                                                 408                 455
                                                  -------             -------
  Total loans                                      86,306              83,659
Net deferred loan origination costs                   201                 196
Less unearned income                                   38                  38
                                                  -------             -------
  Total loans net of unearned income and
    net deferred loan origination costs            86,469              83,817
Less allowance for loan losses                      1,063               1,036
                                                  -------             -------
  Loans, net                                      $85,406             $82,781
                                                  =======             =======

NOTE 4 - ALLOWANCE FOR LOAN LOSSES
         -------------------------

  Analyses of the allowance for loan losses are presented below (in thousands):


                                     Three Months Ended     Six Months Ended
                                            June 30,            June 30,
                                     ------------------     ----------------
                                         1996      1995       1996    1995
Balance at beginning of period           $1,053    $1,013     $1,036  $1,000
Loans charged off:
  Commercial and industrial                   0         0          0       0
  Real estate - mortgage                      0         0          1       0
  Consumer and other                         24         1         39      13
  Credit card                                11         0         22       0
                                         ------    ------     ------  ------
    Total                                    35         1         62      13
                                         ------    ------     ------  ------

Recoveries:
  Commercial and industrial                   1         0          1       3
  Real estate - mortgage                      0         0          0       6
  Consumer and other                          2         2          4       3
  Credit card                                 0         0          0       0
                                         ------    ------     ------  ------
    Total recoveries                          3         2          5      12
                                         ------    ------     ------  ------

Net (recoveries) losses                      32        (1)        57       1

Provision for loan losses                    42        15         84      30
                                         ------    ------     ------  ------
Balance at end of period                 $1,063    $1,029     $1,063  $1,029
                                         ======    ======     ======  ======

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


NOTE 6 - EARNINGS PER SHARE
         ------------------

     Earnings per share is based on the weighted average number of shares outstanding during the period. For the six month periods ended June 30, 1996 and 1995 the weighted average number of shares were 683,788 and 688,907, respectively. The weighted average number of shares outstanding during the three month periods then ended were 683,788 and 688,288, respectively.

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

EARNINGS SUMMARY
- ----------------

     Net income for the second quarter of 1996 was $385,000 bringing year-to-date net income to $790,000. This compares to $377,000 and $719,000 for the second quarter and first half of 1995, respectively. The quarterly improvement of 2.1% and year-to-date improvement of 9.9% are more fully addressed in the following sections of this report.

     On a year-to-date basis return on average assets of 1.24% and return on average equity of 11.17% are both improved from 1995's 1.17% and 11.03%, respectively. Likewise, year-to-date earnings per share of $1.16 is up $.12 from $1.04 in the first half of 1995.

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

     For the second quarter of 1996 net interest income of $1,562,000 was up $90,000, or 6.1%, from $1,472,000 in the second quarter of 1995. The quarterly net interest margin also improved to 5.20% from 5.08%. These improvements reflect a $3.85 million increase in average earning assets as well as an increase in the yield on earning assets of 36 basis points to 8.30%. The higher level of earning assets is due to growth of the loan portfolio, especially consumer real estate and installment loans. Average loans during the quarter of $85,622,000 were $11,605,000 greater than in the second quarter of 1995.
Funding for these loans came primarily from the securities portfolio which averaged $8.9 million less than a year earlier. This shifting of assets into loans also produced the higher yield on earning assets as the yield on average loans of 9.19% easily exceeded the yield on average securities of 6.30%.

     These positive effects were reduced by a $2.7 million increase in average interest bearing liabilities and an increase in their cost of 31 basis points to 3.87%.

     On a year-to-date basis net interest income is up $220,000, or 7.6%, to $3,120,000 while the net interest margin also improved 19 basis points to 5.24%. These improvements are due to factors similar to those described above. A $4.3 million increase in average earning assets and a 52 basis point increase in the yield on these assets both resulted in increased interest income. A $2.5 million increase in average interest bearing liabilities and a 45 basis point rise in their cost to 3.87%, however, produced higher levels of interest expense. On an annualized basis, the rise in tax-equivalent interest income of $968,000 exceeded the annualized increase in interest expense of $530,000 by $438,000.

     Having restructured the Bank's earning asset portfolio in 1995, management does not anticipate significant changes in the volume or mix of loans, deposits or securities in the near future.

NONINTEREST INCOME
- ------------------

     Noninterest income includes all revenues which are not included in interest and fee income relating to earning assets. Total noninterest income for the second quarter of 1996 of $124,000 was down $20,000 from $144,000 in the second quarter of 1995. This decrease resulted from lower levels of trust income of $10,000 and the recording of a gain on the sale of student loans totaling $24,000 during the second quarter of 1995. Several items helped to partly offset these decreases including $13,000 of credit card fees earned during the second quarter of 1996. No such fees were recorded during the second quarter of 1995 since the Bank's credit card program did not begin until that time.

     For the year-to-date period noninterest income increased $11,000 to $241,000. The primary contributor to this increase is service fees, which are up $17,000, due largely to $16,000 of commercial account fees. These fees were implemented during the third quarter of 1995. The remaining components of other income were generally stable. Trust revenues are below their 1995 levels as noted above. The category of other totaled $68,000 during the first half of 1996, up $4,000. However, of the year-to-date 1995 total of $64,000 approximately $24,000 was from a one time gain on the sale of student loans.
All of the 1996 revenue is recurring in nature. Of particular note is $31,000 of credit card related fee income.

NONINTEREST EXPENSE
- -------------------

     Noninterest expense includes all items of expense other than interest expense, the provision for loan losses and income taxes. Total noninterest expense for the second quarter of 1996 was $1,033,000, up $34,000 or 3.4%, from $999,000 in the second quarter of 1995. This increase is primarily due to a $58,000 rise in salaries and employee benefits, the largest component of other expense. Contributing to this were an $8,000 increase in group insurance costs and a $64,000 increase in salaries. Salaries increased as a result of a lump sum payment made to a former officer upon separation from service, and annual officer increases which are granted in April of each year. Offsetting these two increases was a $15,000 reduction in pension costs. Among the other components of noninterest expense equipment rentals, depreciation and maintenance decreased by $22,000, or 31.4%, as the result ongoing of cost cutting efforts while data processing increased $10,000 due to fees related to the new credit card program and the renegotiation of a contract with the Bank's external data processing servicer. The category of other decreased $9,000 to $243,000. This was due to a reduction in FDIC insurance costs of $60,000. Offsetting this decrease however were increases in professional fees, credit card expenses and other miscellaneous items.

     Year-to-date noninterest expense rose by $39,000 to $2,033,000, a 2.0% increase. Once again the majority of the increase is due to higher personnel costs including $83,000 in salaries, $22,000 in group insurance and $20,000 related to an executive supplemental income plan initiated in the second quarter of 1995. Helping to offset these costs was a $26,000 reduction in pension expense. As noted previously cost cutting efforts have been focused on equipment rentals, depreciation and maintenance. As a result these costs were reduced by $32,000 in the first half of the year. A rise in data processing expense of $29,000 resulted from the credit card program and renewals of certain contracts as explained above. Finally, other expense improved by $64,000 as a result of approximately $120,000 of FDIC insurance savings. Such savings, however, were reduced by increases in stationery, professional fees, credit card expenses, OREO expenses and other miscellaneous items.

INCOME TAXES
- ------------

     The Company's provision for income taxes of $226,000 in the second quarter of 1996 was nearly unchanged from $225,000 in the second quarter of 1995. Included in these figures are both federal and state income taxes. Year-to-date taxes total $454,000 in 1996 and $387,000 in 1995. This $67,000 increase primarily reflects a higher level of pre-tax earnings. The effective tax rates for the first six months of 1996 and 1995 were 36.5% and 35.0%, respectively. The Company is not subject to the federal alternative minimum tax.

FINANCIAL CONDITION
- -------------------

     Total assets at June 30, 1996 of $128,698,000 are up $2,348,000, or 1.8%,
from year-end 1995. Management believes the level of growth is reflective of the economic activity found within the Bank's primary market area and the competitive pressures it faces. A discussion of the Bank's major assets, deposits and equity follows.

LOAN PORTFOLIO
- --------------

     Gross loans totaled $86,306,000, up $2,647,000 or 3.2% since year-end 1995. During 1995 management actively sought loan growth and increased the loan portfolio by $14.9 million. In doing so the gross loan to deposit ratio was increased to 76.3%, slightly in excess of the 75% target which had been established. Projections for the remainder of 1996, as well as established strategic plans, call for a loan to deposit ratio of less than 80%. As of mid-year this ratio stood at 78.4%.

     Loan growth during the first half of 1996 included $1.7 million in mortgage loans, $1.1 million in installment loans to individuals and slightly more than $500,000 in commercial, financial and agricultural loans. The Bank's newest portfolio, credit cards, has remained nearly unchanged since year-end while real estate construction loans decreased by more than $700,000.

     These changes have not significantly impacted the overall composition of the loan portfolio however. Mortgage lending continues to make up the majority of the portfolio at 62% of the total. Installment loans to individuals, the area of largest growth during 1995, comprise 22% while commercial, financial and agricultural loans represent another 13%.

     While management has maintained its underwriting and credit standards at high levels, the increased loan volumes have resulted in increased levels of past due loans. However, based on quarterly loan loss analyses, management does not believe this increase will result in a significant impact on 1996 earnings. Company policy requires those loans which are past due 90 days or more be placed on nonaccrual status unless they are both well secured and in the process of collection. A summary of past due loans and nonperforming assets is provided below.

               Summary of Past Due Loans and Nonperforming Assets
               --------------------------------------------------
                                 (in thousands)

                                          June 30           December 31
                                   -------------------     -----------
                                     1996            1995      1995
                                         (Unaudited)            *
Loans past due 90 or more days
  still accruing interest              $ 378         $  79     $ 144
                                       =====         =====     =====

Nonperforming assets:
  Nonaccruing loans                    $  14         $  43     $ 214
  Other Real Estate Owned                 56            75         0
                                       -----         -----     -----
                                       $  70         $ 118     $ 214
                                       =====         =====     =====

* From the Company's Form 10-K filing dated December 31, 1994

     Management performs a comprehensive loan evaluation quarterly in order to identify all potential problem credits, including but not limited to past due and nonaccrual loans. Based on this review management is unaware of any trends or uncertainties which it reasonably expects may materially impact future operating results or capital resources and is of the opinion that the allowance for loan losses, which totaled $1,063,000 or 1.23% of gross loans at June 30, 1996, adequately provides for any potential loan losses which may reasonably be expected. To maintain the allowance for loan losses at an adequate level a provision for loan losses is made monthly as deemed necessary. Such provisions totaled $84,000 in the first half of 1996 compared to $30,000 in the first half of 1995. Net charge-offs during the two periods totaled $57,000 and $1,000, respectively.

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

     Since that time, the available for sale portfolio has increased to $16,756,000 or 46% of the total portfolio. The remaining 54% is comprised of held to maturity securities as no trading portfolio is maintained. The composition of both portfolios is presented in Note 2. Because the available for sale portfolio primarily contains securities purchased during the first half of 1996 the significant increase in market interest rates which occurred during that time had the effect of reducing the fair value of the portfolio. At June 30, 1996 such value was $208,000 or 1.2% less than the amortized cost of the securities. This represents an unrealized loss which would impact earnings only in the event of the sale of the securities. At the current time no plans for such a sale exist.

     The average lives of the securities portfolios continue to be relatively short averaging 3.03 years to maturity. Future portfolio strategies will continue to emphasize safety with U. S. government and agency securities, highly rated corporate and municipal securities being favored. The purchase of municipal securities depends, among other things, on the availability of favorable tax-equivalent yields relative to taxable securities however.

     At June 30, 1996 the Bank had borrowed $335,000 in overnight federal funds from a correspondent bank in order to finance its earning asset portfolio. Although such borrowings are necessary from time to time the Bank is typically a net seller of federal funds. In managing its federal funds position the Bank generally tries to minimize federal funds sold by favoring investing in other higher yielding assets. The execution of specific investing strategies, however, may result in exceptions to this general procedure.

DEPOSITS AND OTHER FUNDING SOURCES
- ----------------------------------

     Total deposits of $110,085,000 at June 30, 1996 exceed the December
31, 1995 total of $109,671,000 by $414,000, which is less than 1%. Average deposits for the first six months of 1996 of $111,198,000, however, are up $1,987,000 from the 1995 average of $109,211,000, a 1.8% increase. Management believes this type of deposit growth reflects both the economic characteristics of the market and the increasingly intense competition for deposit dollars. Such competition involves both banks and nonbanks and originates from out-of-town as well as local providers. In dealing with this competition management first addresses the needs of its stable core depositors. In addition new products and marketing efforts are developed. The Bank does not, however, engage in what it considers irrational pricing instead electing to focus on the maintenance of its net interest margin.

     The most significant change within the deposit base involved certificates of deposit. Total certificates increased $1,823,000 to $39,543,000, a 4.8% increase. Approximately one half of the total CD increase can be found in the Bank's 13 month certificate. This product, which was offered for one month in early 1996, generated $957,000 of deposit growth.
Large CD's of $100,000 or more also increased significantly from $3.0 million to $4.6 million while short-term CD's of six months or less decreased. Many of these shorter-term CD's, however, were retained as 13 month certificates.

     Contrasting the growth in certificates of deposit were decreases in money market and checking plus accounts totaling $1,813,000. Although many of these deposits were retained in the Bank, their lower yields have made them less attractive to savers and investors. While changes within the deposit portfolio continually occur, management believes the Bank's deposit base will remain stable in the foreseeable future.

     It is in part because of this stable deposit base that the Bank's use of borrowed funds continues to be minimal. In addition to federal funds borrowing, the Bank maintains a floating rate repurchase agreement with one customer and a long-term borrowing agreement with the Federal Home Loan Bank of Pittsburgh for the purpose of funding certain housing projects. At June 30, 1996 these borrowing totaled $3,370,000. The use of additional borrowings may occur should they provide an economical means to fund earning assets and an acceptable degree of risk. At the current time, however, no specific plans to engage in additional borrowing exist.

CAPITAL RESOURCES
- -----------------

     Total shareholders' equity of $14,461,000 at June 30, 1996 is 11.24% of total assets. This compares with $13,952,000, 11.04%, at year-end 1995. Included in equity are 66,212 shares of treasury stock carried at a cost of $955,000 and $135,000 of unrealized losses on available for sale securities. Such unrealized losses are net of deferred tax benefits of $73,000.

     Cash dividends of $.20 were paid during the first half representing a dividend payout ratio of 17.24%. Dividends are determined quarterly by the board of directors.

     The Federal Reserve's risk based capital guidelines provide for the relative weighting of both on-balance-sheet and off-balance-sheet items based on their degree of risk. The Company continues to exceed all regulatory capital requirements as shown in the following table:


                        Minimum Capital Standard Ratios
- ------------------------------------------------------------------------------
                                                Citizens      Regulatory
                                            Financial Corp.  Requirements
- ------------------------------------------------------------------------------

Total capital to risk weighted assets             18.27%         8.0%
Tier I capital to risk weighted assets            17.02%         4.0%
Tier I capital to adjusted total assets           11.24%         3.0%

     The Company is unaware of any trends or uncertainties, nor do any plans exist, which may materially impair its capital position.

LIQUIDITY AND INTEREST RATE SENSITIVITY
- ---------------------------------------

     The objective of the Company's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of Citizens' liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio, held to maturity securities due within one year, and short-term funds such as federal funds sold. At June 30, 1996 these sources totaled $28,499,000 or 22% of total assets. In addition, liquidity may be generated through loan repayments and over $51,000,000 of available borrowing arrangements with correspondent banks. Management believes the liquidity of the Bank is sufficient to satisfy all anticipated demands. Details on both the sources and uses of cash are presented in the Statements of Cash Flows contained in the financial statements.

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

     One common interest rate risk measure is the gap, or difference between rate sensitive assets and rate sensitive liabilities. As of June 30, 1996, the Company's cumulative one year gap was a negative .51% of total assets compared to a positive 11.19% at December 31, 1995. These measures indicate the Bank's earnings are now less sensitive to changes in interest rates. The change in the gap is primarily due to two factors. First, over $11 million of securities which were called or matured during the first half of the year were reinvested in securities carrying maturities of one to five years. Second, holdings of federal funds sold, which are immediately repriceable, were reduced from $3,025,000 to $0.

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

                          PART II -  OTHER INFORMATION


Item 1.  Legal Proceedings :
         -------------------

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

Item 2.  Changes in Securities:    None.
         ---------------------

Item 3.  Defaults upon Senior Securities:    None.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders:
         ----------------------------------------------------

          The annual meeting of stockholders of Citizens Financial Corp. was held on April 20, 1996. The stockholders determined that the maximum number of directors will continue at nine and that directors Armentrout, Fair, Harris and Williams will serve additional three year terms ending in April, 1999.


Item 5.  Other Information:     None.
         -----------------

Item 6.  Exhibits and Reports on Form 8-K:
         ---------------------------------

          (a)  Exhibits:     None

          (b)  Reports on Form 8-K:     None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CITIZENS FINANCIAL CORP.



Date:    July 30, 1996                     /s/ Robert J. Schoonover
      ---------------------                --------------------------------
                                           Robert J. Schoonover
                                           President
                                           Chief Executive Officer



Date:    July 30, 1996                     /s/ Thomas K. Derbyshire
      ---------------------                ---------------------------------
                                           Thomas K. Derbyshire
                                           Treasurer
                                           Principal Financial Officer