Form 10-Q
period 1996-09-30
CITIZENS FINANCIAL CORP/DE/
filed 1996-11-12
CIK 764156

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes   X   No
                                                       -----    ----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                            Outstanding at
         Class                            September 30, 1996
         -----                            ------------------

   Common Stock ($2.00 par value)               683,553



                         This report contains 19 pages.

                                   FORM 10-Q
                            CITIZENS FINANCIAL CORP.
                        Quarter Ended September 30, 1996


                                     INDEX


                                                                        Page No.
                                                                        --------

Part I.   Financial Information

          Condensed Consolidated Balance Sheets
           September 30, 1996 and December 31, 1995......................3

          Condensed Consolidated Statements of Income
           Three Months Ended
           September 30, 1996 and September 30, 1995
           and Nine Months Ended
           September 30, 1996 and September 30, 1995.....................4

          Condensed Consolidated Statements of
           Changes in Shareholders' Equity
           Nine Months Ended
           September 30, 1996 and September 30, 1995.....................5

          Condensed Consolidated Statements of
           Cash Flows
           Nine Months Ended
           September 30, 1996 and September 30, 1995.....................6

          Notes to Condensed Consolidated
           Financial Statements.......................................7-11

          Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations.............................................12-17

Part II.  Other Information and Index to Exhibits.......................18

          Signatures....................................................19

                         PART I - FINANCIAL INFORMATION
                            CITIZENS FINANCIAL CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)

                                                                September 30,   December 31,
                                                                    1996           1995
                                                               --------------  ------------
                                                                (Unaudited)         *
ASSETS
------

Cash and due from banks                                             $  4,423       $  2,923
Federal funds sold                                                     1,975          3,025
Securities available for sale (Note 2)                                20,499          5,758
Securities held to maturity (estimated fair
  value $12,168 and $28,871, respectively) (Note 2)                   12,154         28,615
Loans, less allowance for loan losses of
  $1,050 and $1,036, respectively (Notes 3 and 4)                     87,896         82,781
Premises and equipment                                                 1,631          1,323
Accrued interest receivable                                              950          1,131
Other assets                                                             836            794
                                                                    --------       --------
    Total Assets                                                    $130,364       $126,350
                                                                    ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
  Noninterest bearing                                               $ 15,549       $ 14,556
  Interest bearing                                                    96,206         95,115
                                                                    --------       --------
    Total Deposits                                                   111,755        109,671
Short-term borrowings                                                  2,656          1,590
Long-term borrowings                                                     331            334
Other liabilities                                                        843            803
                                                                    --------       --------
    Total liabilities                                                115,585        112,398
                                                                    --------       --------

Commitments and contingencies (Note 5)

SHAREHOLDERS' EQUITY
------------------------------------------------

Common Stock, authorized 1,250,000 shares of
  $2.00 par value; issued 750,000 shares                               1,500          1,500
Additional paid in capital                                             2,100          2,100
Retained earnings                                                     12,285         11,297
Net unrealized (loss)/gain on available for
  sale securities                                                       (145)            10
Treasury stock, at cost, 66,447 and 66,212
  shares, respectively                                                  (961)          (955)
                                                                    --------       --------
  Total shareholders' equity                                          14,779         13,952
                                                                    --------       --------
    Total Liabilities and Shareholders' Equity                      $130,364       $126,350
                                                                    ========       ========

*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)

                                            Three Months           Nine Months
                                         Ended September 30,   Ended September 30,
                                        ---------------------  -------------------
                                           1996        1995      1996       1995
                                             (Unaudited)           (Unaudited)
INTEREST INCOME
---------------

Interest and fees on loans                   $1,993    $1,832     $5,910    $5,069
Interest and dividends on
  securities:
    Taxable                                     495       531      1,389     1,669
    Tax-exempt                                   20        70        170       220
Interest on federal funds sold                   19         3         78        15
                                             ------    ------     ------    ------
    Total interest income                     2,527     2,436      7,547     6,973
                                             ------    ------     ------    ------

INTEREST EXPENSE
----------------

Interest on deposits                            955       894      2,798     2,497
Interest on short-term borrowings                27        53         79        83
Interest on long-term borrowings                  3         0          8         4
                                             ------    ------     ------    ------
  Total interest expense                        985       947      2,885     2,584
                                             ------    ------     ------    ------
  Net interest income                         1,542     1,489      4,662     4,389
Provision for loan losses                        42        15        126        45
                                             ------    ------     ------    ------
  Net interest income after
    provision for loan losses                 1,500     1,474      4,536     4,344
                                             ------    ------     ------    ------

NONINTEREST INCOME
------------------

Trust department income                          26         9         47        40
Service fees                                     67        67        204       178
Insurance commissions                            10         6         25        21
Securities gains, net                             0         7          0         7
Other                                            38        13        106        83
                                             ------    ------     ------    ------
  Total noninterest income                      141       102        382       329
                                             ------    ------     ------    ------

NONINTEREST EXPENSE
-------------------

Salaries and employee benefits                  542       504      1,630     1,484
Net occupancy expense                            75        72        211       207
Equipment rentals, depreciation
  and maintenance                                69        71        178       212
Data processing                                  79        86        246       215
Advertising                                      20        21         59        63
Other                                           244       202        738       766
                                             ------    ------     ------    ------
    Total noninterest expense                 1,029       956      3,062     2,947
                                             ------    ------     ------    ------

Income before income taxes                      612       620      1,856     1,726
Income tax expense                              209       182        663       569
                                             ------    ------     ------    ------
Net income                                   $  403    $  438     $1,193    $1,157
                                            =======    ======    =======   =======

Earnings per common share (Note 6)           $  .59    $  .64     $ 1.75    $ 1.68
                                            =======    ======    =======   =======

Weighted average shares outstanding         683,580   688,828    683,718   688,699
Dividends per common share                  $   .10    $  .10    $   .30   $   .30
                                            =======    ======    =======   =======

   The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           (In thousands of dollars)

                 Nine Months Ended September 30, 1996 and 1995
                 ---------------------------------------------
                                  (Unaudited)

                                                                               Net                     Total
                                                  Additional                Unrealized                 Share-
                                   Common Stock    Paid In    Retained    Gain/(Loss) on   Treasury   holders'
                                  Shares   Amount  Capital    Earnings      Securities       Stock     Equity
                                  -------  ------  --------  -----------  ---------------  ---------  --------

Balance, January 1, 1995          750,000  $1,500   $2,100      $10,151            $   0     $ (775)   $12,976
Net income                                                        1,157                                  1,157
Cost of 3,632 shares
  acquired as treasury stock                                                                    (76)       (76)
Cash dividends declared
  ($.30 per share)                                                 (206)                                  (206)
                                  -------  ------  -------   ----------   --------------   --------   --------
Balance September 30, 1995        750,000  $1,500   $2,100      $11,102            $   0     $ (851)   $13,851
                                  =======  ======  =======   ==========   ==============   ========   ========
Balance, January 1, 1996          750,000  $1,500   $2,100      $11,297            $  10     $ (955)   $13,952
Net income                                                        1,193                                  1,193
Net change in unrealized gain/
  (loss) on securities                                                              (155)                 (155)
Cash dividends declared
  ($.30 per share)                                                 (205)                                  (205)
Cost of 235 shares
  acquired as treasury stock                                                                     (6)        (6)
                                  -------  ------  -------   ----------   --------------   --------   --------
Balance September 30, 1996        750,000  $1,500   $2,100      $12,285            $(145)    $ (961)   $14,779
                                  =======  ======  =======   ==========   ==============   ========   ========

   The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                                     Nine Months Ended
                                                       September 30,
                                                    --------------------
                                                      1996       1995
                                                        (Unaudited)
Cash flows from operating activities:
  Net Income                                        $  1,193   $  1,157
    Adjustments to reconcile net income to
    cash provided by operating activities:
    Provision for loan losses                            126         45
    Depreciation and amortization                        212        237
    Amortization and accretion on securities             214        463
    Gain on sales and calls of securities                  0         (7)
    Gain on sale of loans                                  0        (24)
    Decrease in accrued interest receivable              181         77
    Increase in other assets                             (89)       (61)
    Increase in other liabilities                        123        195
                                                    --------   --------
      Cash provided by operating activities            1,960      2,082
                                                    --------   --------

Cash flows from investing activities:
  Proceeds from principal payments received
   on securities available for sale                      389          0
  Proceeds from principal payments received
   on securities held to maturity                        297        221
  Proceeds from maturities and calls of
   securities available for sale                       1,000         26
  Proceeds from maturities and calls of
   securities held to maturity                        17,160      6,766
  Purchases of securities available for sale         (16,463)         0
  Purchases of securities held to maturity            (1,115)      (516)
  Purchases of premises and equipment                   (473)       (36)
  Proceeds from sale of loans                              0      2,511
  Increase in loans                                   (5,241)   (13,269)
                                                    --------   --------
    Cash used by investing activities                 (4,446)    (4,297)
                                                    --------   --------

Cash flows from financing activities:
  Cash dividends paid                                   (205)      (206)
  Acquisition of treasury stock                           (6)       (76)
  Increase in short-term borrowing                     1,066        714
  (Decrease) Increase in long-term borrowing              (3)        36
  Increase in time deposits                            3,393      3,924
  Decrease in other deposits                          (1,309)    (2,064)
                                                    --------   --------
    Cash provided by financing activities              2,936      2,328
                                                    --------   --------

Net increase in cash and cash equivalents                450        113

Cash and cash equivalents at beginning of period       5,948      3,184
                                                    --------   --------

Cash and cash equivalents at end of period          $  6,398   $  3,297
                                                    ========   ========

Supplemental disclosure of noncash investing
 and financing activities:
Cash paid during the period for:
  Interest                                          $  2,856   $  2,501
  Income Taxes                                           736        580
Acquisition of other real estate owned and
  other repossessed assets                          $    173   $     52

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

          The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the three months ended September 30, 1996 and the nine months then ended are not necessarily indicative of the results to be expected for the full year.

          The financial statements and notes included herein should be read in conjunction with those included in Citizens' 1995 Annual Report to Shareholders and Form 10-K.


RECLASSIFICATIONS
-----------------
          Certain amounts in the financial statements for 1995, as previously presented, have been reclassified to conform to current period classifications.

NOTE 2 - SECURITIES
         ----------

     The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 1996 and December 31, 1995 are summarized as follows (in thousands):

                                                    September 30, 1996
                                     --------------------------------------------
                                      Carrying
                                        Value                            Estimated
                                     (Amortized    Unrealized Unrealized  Fair
                                        Cost)         Gains     Losses    Value
                                     ----------     --------   --------  -------
                                                 (Unaudited)
--------------------------------------------------------------------------------
Held to maturity:
U.S. Treasury securities.............   $ 3,006        $ 22        $  0  $ 3,028
U.S. Government agencies and
 corporations........................     2,006           4           0    2,010
Mortgage backed securities -
 U.S. Government agencies
 and corporations....................     1,213          15           0    1,228
Corporate debt securities............       990          11           0    1,001
                                        -------        ----        ----  -------
 Total taxable.......................     7,215          52           0    7,267
                                        -------        ----        ----  -------
Tax-exempt state and political
 subdivisions........................     4,939          62         100    4,901
                                        -------        ----        ----  -------
 Total securities
  held to maturity...................   $12,154        $114        $100  $12,168
                                        =======        ====        ====  =======

                                                                           Carrying
                                                                            Value
                                                                          (Estimated
                                       Amortized   Unrealized  Unrealized    Fair
                                          Cost        Gains      Losses     Value)
------------------------------------------------------------------------------------
Available for sale:
U.S. Treasury securities.............   $ 3,015        $ 11        $  0   $ 3,026
U.S. Government agencies and
 corporations........................     9,028           6          83     8,951
Mortgage backed securities -
 U.S. Government agencies
 and corporations....................       795           0          48       747
Corporate debt securities............     6,226           7         108     6,125
Obligations of state and political
 subdivisions - taxable                   1,124           0           7     1,117
Federal Reserve Bank stock...........       108           0           0       108
Federal Home Loan Bank stock.........       425           0           0       425
                                        -------        ----        ----   -------
 Total securities available
  for sale...........................   $20,721        $ 24        $246   $20,499
                                        =======        ====        ====   =======

                                                    December 31, 1995*
                                        ----------------------------------------
                                       Carrying
                                        Value                             Estimated
                                      (Amortized   Unrealized  Unrealized    Fair
                                         Cost)        Gains      Losses     Value
-----------------------------------------------------------------------------------
Held to maturity:
U.S. Treasury securities.............   $10,044        $ 83        $  5   $10,122
U.S. Government agencies and
 corporations........................     4,034          34           2     4,066
Mortgage backed securities -
 U.S. Government agencies
 and corporations....................     1,499          28           0     1,527
Corporate debt securities............     8,061          43          19     8,085
                                        -------        ----        ----   -------
 Total taxable.......................    23,638         188          26    23,800
                                        -------        ----        ----   -------
Tax-exempt state and political
 subdivisions........................     4,977         111          17     5,071
                                        -------        ----        ----   -------
 Total securities
  held to maturity...................   $28,615        $299        $ 43   $28,871
                                        =======        ====        ====   =======

*From audited financial statements.

                                                        December 31, 1995 *
                                        ----------------------------------------------
                                                                             Carrying
                                                                              Value
                                                                            (Estimated
                                       Amortized    Unrealized  Unrealized     Fair
                                          Cost        Gains     Losses         Value)
--------------------------------------------------------------------------------------
Available for sale:
U.S. Government agencies and
  corporations.......................   $ 4,041        $ 29        $  0      $ 4,070
Mortgage backed securities -
  U.S. Government agencies
  and corporations...................     1,189           0          14        1,175
Federal Reserve Bank stock...........       108           0           0          108
Federal Home Loan Bank stock.........       405           0           0          405
                                       --------     ------      ------       -------
 Total securities available
   for sale..........................  $  5,743     $   29      $   14       $ 5,758
                                        =======        ====        ====      =======

  The maturities, amortized cost and estimated fair values of the Bank's securities at September 30, 1996 are summarized as follows (in thousands):

                                     Held to maturity      Available for sale
                                   ---------------------  ---------------------
                                   Amortized  Estimated   Amortized  Estimated
                                     Cost     Fair Value    Cost     Fair Value
                                   ---------  ----------  ---------  ----------

Due within 1 year                     $4,649     $ 4,665    $ 1,011     $ 1,010
Due after 1 but within 5 years         5,611       5,581     17,509      17,308
Due after 5 but within 10 years        1,894       1,922      1,077       1,064
Due after 10 years                         0           0      1,124       1,117
                                      ------     -------    -------     -------
                                     $12,154     $12,168    $20,721     $20,499
                                     =======        ====        ====      =======

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

     The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the nine month periods ended September 30, 1996 and 1995 are as follows (in thousands):

                                                   Proceeds From                Gross Realized
                                           ------------------------------      -----------------
                                                   Calls and    Principal
                                          Sales    Maturities   Payments        Gains    Losses
                                          -----  ------------  -----------      ----------------
September 30, 1996:
Securities held to maturity              $   0    $ 17,160    $    297          $   0     $   0
Securities available for sale                0       1,000         389              0         0
                                         -----    --------      ------          -----    ------
                                         $   0    $ 18,160    $    686          $   0     $   0
                                         -----    --------      ------          -----    ------
September 30, 1995:
Securities held to maturity              $   0   $  6,766     $    221          $   7     $   0
Securities available for sale                0         26            0              0         0
                                         =====    ========      ======          =====    ======
                                         $   0   $  6,792     $    221          $   7     $   0
                                         =====    ========      ======          =====    ======

     At  September 30,  1996  and  December  31,  1995  securities  carried  at
$6,431,000 and $6,523,000, respectively, with estimated fair values of $6,916,000 and $6,564,000 respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

*From audited financial statements.

NOTE 3 - LOANS
         -----
     Total loans are summarized as follows (in thousands):

                                            September 30, 1996   December 31,1995
                                            -------------------  ----------------
                                                (Unaudited)             *
Commercial, financial and agricultural                 $10,997            $10,644
Real estate - construction                               1,316              1,734
Real estate - mortgage                                  55,378             51,897
Installment loans to individuals                        19,882             18,119
Credit card loans                                          830                810
Other                                                      385                455
                                                       -------            -------
  Total loans                                           88,788             83,659
Net deferred loan origination costs                        200                196
Less unearned income                                        42                 38
                                                       -------            -------
  Total loans net of unearned income and
    net deferred loan origination costs                 88,946             83,817
Less allowance for loan losses                           1,050              1,036
                                                       -------            -------
  Loans, net                                           $87,896            $82,781
                                                       =======            =======

NOTE 4 - ALLOWANCE FOR LOAN LOSSES
         -------------------------

Analyses of the allowance for loan losses are presented below (in thousands):

                                    Three Months Ended   Nine Months Ended
                                        September 30       September 30
                                        1996     1995      1996     1995
                                      ------   ------    ------   ------
                                        (Unaudited)        (Unaudited)

Balance at beginning of period        $1,063   $1,029    $1,036   $1,000

Loans charged off:
  Commercial and industrial                0        0         0        0
  Real estate - mortgage                  29        3        30        3
  Consumer and other                      17        7        56       20
  Credit Card                             44        0        66        0
                                      ------   ------    ------   ------
    Total charge-offs                     90       10       152       23
                                      ------   ------    ------   ------
Recoveries:
  Commercial and industrial                0        0         1        3
  Real estate - mortgage                   0        0         0        6
  Consumer and other                      13        7        17       10
  Credit card                             22        0        22        0
                                      ------   ------    ------   ------
    Total recoveries                      35        7        40       19
                                      ------   ------    ------   ------
Net losses                                55        3       112        4
Provision for loan losses                 42       15       126       45
                                      ------   ------    ------   ------
Balance at end of period              $1,050   $1,041    $1,050   $1,041
                                      ======   ======    ======   ======

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


NOTE 6 - EARNINGS PER SHARE
         ------------------

     Earnings per share is based on the weighted average number of shares outstanding during the period. For the nine month periods ended September 30, 1996 and 1995 the weighted average number of shares outstanding were

683,718 and 688,699, respectively, while 683,580 shares were outstanding during the three month period ended September 30, 1996 and 688,828 were outstanding for the three months ended September 30, 1995.

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

EARNINGS SUMMARY
----------------

     Net income for the first nine months of 1996 was $1,193,000 or $1.75 per share. This represents a 3.1% increase over the first nine months of 1995 when net income was $1,157,000, or $1.68 per share. These earnings levels represent an annualized return on average assets of 1.24% in both 1996 and 1995. Returns on average equity of 11.09% and 11.61%, respectively reflect an increase in the Company's capital base during 1996.

          Third quarter net income decreased from $438,000 in 1995 to $403,000 in the current year. The factors influencing both the year-to-date and quarterly results are addressed in the following sections of this report.

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

          For the third quarter of 1996 net interest income of $1,542,000 was up $53,000, or 3.6%, from $1,489,000 in the third quarter of 1995. This reflects an increase in average loan balances of $10 million and a 5 basis point improvement in the yield on earning assets to 8.22%. Although the corresponding cost of interest bearing liabilities rose by 10 basis points to 4.00%, the growth in interest bearing liabilities of $1.1 million was only one half of the $2.2 million growth in interest earning assets. As a result the quarterly net interest margin of 5.03% nearly matched last year's 5.04%

          On a year-to-date basis net interest income of $4,662,000 is $273,000 more than last year's $4,389,000. This is a 6.2% improvement. The net interest margin also improved to 5.19% from 5.03%. These changes reflect a growth in earning assets of nearly $3.5 million and a shift in the composition of those assets from securities, which yielded 6.19% during the first three quarters of 1996, to loans which yielded 9.23%. In total the yield on earning assets improved 38 basis points from 7.92% to 8.30%.

          Like the yield on earning assets, the cost of interest bearing liabilities also rose. This increase, however, was slightly less at 32 basis points. This brought the cost of interest bearing liabilities to 3.91%. However, the annualized increase in tax-equivalent interest income of $771,000 remains significantly greater than the $401,000 annualized increase in interest expense.

          Management does not anticipate significant changes in the relative mix of loans, deposits or securities in the near future.

NONINTEREST INCOME
------------------

          Noninterest income includes all revenues which are not included in interest and fee income relating to earning assets. Total noninterest income for the third quarter of 1996 of $141,000 was up $39,000 from $102,000 in the third quarter of 1995. This improvement is the result of a $17,000 increase in trust revenues and an $18,000 increase in fees related to the growth of our credit card program.

          For the year-to-date period noninterest income increased $53,000 to $382,000. This reflects several areas of improvement. Largest among them are service fees which increased 14.6% to $204,000 due to a $16,000 increase in commercial account fees and an $8,000 improvement in overdraft fees. The commercial account fees were implemented during the third quarter of 1995 while overdraft fees are closely monitored to avoid unnecessary waivers.

          The category of other noninterest income increased 27.7% to $106,000 due to a $40,000 increase in credit card related fees. On a recurring basis this category registered a gain of $44,000 or 70.1% as gains on the sale of student loans totaling $24,000 are included in the 1995 total. This significant improvement reflects the impact of a new fee structure in mid-1995 and the continual monitoring of fee income.

NONINTEREST EXPENSE
-------------------

          Noninterest expense includes all items of expense other than interest expense, the provision for loan losses and income taxes. Total noninterest expense for the third quarter of 1996 was $1,029,000, up $73,000 or 7.6%, from $956,000 in the third quarter of 1995. The cause of this increase may be found in the salaries and employee benefits and other noninterest expense categories.

          Salaries and employee benefits is the largest component of noninterest expense and increased to $542,000 for the quarter, up $38,000, or 7.5%, from $504,000. Contributing to this increase were a $34,000 increase in salaries, a $13,000 increase in group insurance costs and a $6,000 increase in incentive compensation. The increase in salaries reflects annual increases and the accrual of certain severance benefits for a former officer. Incentive compensation is paid to employee teams for the completion of certain projects dealing with various customer service, product and financial concerns as approved by senior management. The increase in group insurance costs, meanwhile, reflects rising health care costs. Offsetting these increases was a benefit of over $20,000 for pension costs. This benefit, which arises from the overfunded status of the Company's pension plan, was just over $4,000 during the third quarter of 1995.

          Increases in other noninterest expenses are due to the purchase of various supplies and standalone software products as well as costs associated with the expansion of our credit card programs. In addition, a refund of FDIC insurance of over $6,000 was received during the third quarter of 1995 due to the lowering of bank insurance rates. The bank currently pays the minimum FDIC insurance cost.

          Year-to-date noninterest expense of $3,062,000 is $115,000,or 3.9%, greater than last year's $2,947,000. Higher personnel costs as described above and a lump sum payment made to a former officer upon separation from service are major factors for the increase. In addition the cost of an executive supplemental income plan initiated in the second quarter of 1995 is reflected for the full nine months of 1996 resulting in a $16,000 increase in year-to-date expense. An increase in data processing costs of $31,000 is the result of the renewal of certain data processing contracts and credit card processing costs. Other noninterest expense has decreased $28,000 as a result of approximately $120,000 of FDIC insurance savings. Such savings, however, were reduced by increases in stationary, purchases of software programs, higher professional fees, OREO related expenses and credit card expenses.

INCOME TAXES
------------

          The Company's provision for income taxes of $209,000 in the third quarter of 1996 includes both state and federal income taxes. This total exceeds the third quarter 1995 total of $182,000 due to higher deferred tax expense. The Company's effective tax rate for the quarter was 34.1%. On a year-to-date basis total income tax expense of $663,000 represents an effective tax rate of 35.7%. This also represents an increase over 1995 when total taxes for the first nine months was $569,000. The increases are due to higher levels of taxable income as well as increases in deferred tax expense. The Company is not currently subject to federal alternative minimum tax.

FINANCIAL CONDITION
-------------------

          Total assets at September 30, 1996 of $130,364,000 are up $4,014,000,
or 3.2%, from year-end 1995. Management believes this level of growth approximates that of the Company's primary market area and reflects the degree of competition it faces. A discussion of the Company's major assets, funding sources and equity follows.

LOAN PORTFOLIO
--------------

          Gross loans totaled $88,788,000 at September 30, 1996, up $5,129,000 or 6.14% since year-end 1995. During 1995 management actively sought loan growth and increased the loan portfolio by $14.9 million. In doing so the loan to deposit ratio increased from 63.6% to 76.3%. At quarter-end this ratio stood at 79.4%. Current projections indicate that loan demand may become somewhat less vigorous and that the loan to deposit ratio is expected to remain near 80%.

          Loan growth during the first three quarters of 1996 was primarily found in the mortgage loan portfolio. This portfolio grew $3.5 million during the period to $55.4 million. Over $33 million of this total are variable rate mortgages secured by one to four family residences. Loan growth was also experienced in installment lending to individuals, up $1.8 million to $19,882,000. Other forms of lending including commercial and credit card loans remain little changed from year-end. Real estate construction loans decreased 24.1% to $1,316,000.

     These changes have not significantly impacted the overall composition of the loan portfolio however. Mortgage lending continues to make up the majority of the portfolio at 62% of the total. Installment loans to individuals comprise 22% while commercial, financial and agricultural loans represent another 12%.

          Because management has maintained its underwriting and credit standards at high levels, the increased loan volumes have not resulted in significantly higher levels of past due loans. Based on quarterly loan loss analyses management does not believe loan losses will result in a significant impact on 1996 earnings. Company policy requires those loans which are past due 90 days or more be placed on nonaccrual status unless they are both well secured and in the process of collection. A summary of past due loans and nonperforming assets is provided below:

               Summary of Past Due Loans and Nonperforming Assets
               --------------------------------------------------
                                 (in thousands)

                                     September 30                December 31
                                    --------------               -----------
                                        1996           1995          1995
                                     (Unaudited)                       *
Loans past due 90 or more days
  still accruing interest                $  73         $  21        $ 144
                                         =====         =====        =====

Nonperforming assets:
  Nonaccruing loans                      $ 163         $ 359        $ 214
  Other Real Estate Owned                    0            75            0
                                         -----         -----        -----
                                         $ 163         $ 434        $ 214
                                         =====         =====        =====

* From the Company's Form 10-K filing dated December 31, 1995

     Management performs a comprehensive loan evaluation quarterly in order to identify all potential problem credits, including but not limited to past due and nonaccrual loans. Based on this review management is unaware of any trends or uncertainties which it reasonably expects may materially impact future operating results or capital resources and is of the opinion that the allowance for loan losses, which totaled $1,050,000 or 1.18% of gross loans at September 30, 1996, adequately provides for any potential loan losses which may reasonably be expected. To maintain the allowance for loan losses at an adequate level a provision for loan losses is made monthly as deemed necessary. Such provisions totaled $126,000 in the first three quarters of 1996 compared to $45,000 in the first three quarters of 1995. Net charge-offs during the two periods totaled $112,000 and $4,000, respectively.

SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD
-------------------------------------------

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

     Since December 1995, substantially all purchases of securities have been classified available for sale. Thus, the available for sale portfolio has increased to $20,499,000 or 63% of the total portfolio. The remaining 37% is comprised of held to maturity securities as no trading portfolio is maintained. The composition of both portfolios is presented in Note 2. Because the available for sale portfolio primarily contains securities purchased during the first half of 1996, the increase in market interest rates which occurred since that time has had the effect of reducing the fair value of the portfolio. At September 30, 1996 such value was $222,000 or 1.1% less than the amortized cost of the securities. This represents an unrealized loss which would impact earnings only in the event of the sale of the securities. At the current time no plans for such a sale exist.

     Over $18 million of securities have matured or were called during the first nine months of 1996. This allowed the purchase of approximately $17.5 million in new securities. Despite these recent purchases the average lives of the portfolios remain short averaging 3.27 years. Future portfolio strategies will continue to emphasize safety with U. S. government and agency securities, highly rated corporate and municipal securities being favored. The purchase of municipal securities depends, among other things, on the availability of favorable tax-equivalent yields relative to taxable securities however.

     At September 30, 1996 the Bank had $1,975,000 invested in overnight federal funds sold. In managing its funds position the Bank generally tries to minimize its involvement in either federal funds sold or federal funds purchased. The execution of specific investing and funding strategies, however, may result in exceptions to this general procedure.

DEPOSITS AND OTHER FUNDING SOURCES
----------------------------------

     Total deposits of $111,755,000 at September 30, 1996 exceed the December 31, 1995 total of $109,671,000 by $2,084,000, or 1.9%. Management believes this type of deposit growth reflects both the economic characteristics of the market and the increasingly intense competition for deposit dollars. Such competition involves both banks and nonbanks and originates from out-of-town as well as local providers. In dealing with this competition management first addresses the needs of its stable core depositors. In addition new products and marketing efforts are developed.

The Bank does not, however, engage in what it considers irrational pricing instead electing to focus on the maintenance of its net interest margin.

     Noninterest bearing deposits at September 30, 1996 of $15,549,000 are $993,000 in excess of their year-end 1995 balance of $14,556,000. This 6.8% increase is due to existing customers maintaining higher balances rather than the acquisition of new customers. Additional deposit growth has been generated in certificates of deposit, however. Total certificates of $40,433,000 exceed the year-end 1995 total of $37,720,000 by $2,713,000 or 7.2%. Over one-half of this growth was the result of two specific deposit generating efforts. One such effort offered 13 month certificates for a period of one month and generated $957,000 of deposit growth. The other, a six month certificate, generated $687,000 also in one month. Of this $1,644,000 in new deposit generation $890,000 was in CDs of $100,000 or more.

     Contrasting the growth in certificates of deposit were decreases in money market and checking plus accounts totaling $1,771,000. Although many of these deposits were retained in the Bank, their lower yields have made them less attractive to savers and investors. While changes within the deposit portfolio continually occur, management believes the Bank's deposit base will remain stable in the foreseeable future.

     It is in part because of this stable deposit base that the Bank's use of borrowed funds continues to be minimal. In addition to occasional federal funds borrowing, the Bank maintains a floating rate repurchase agreement with one customer and a long-term borrowing agreement with the Federal Home Loan Bank of Pittsburgh for the purpose of funding certain housing projects. At September 30, 1996 these borrowing totaled $2,987,000. The use of additional borrowings may occur should they provide an economical means to fund earning assets and an acceptable degree of risk. At the current time, however, no specific plans to engage in additional borrowing exist.

CAPITAL RESOURCES
-----------------

     Total shareholders' equity of $14,779,000 at September 30, 1996 is 11.34% of total assets. This compares with $13,952,000, 11.04%, at year-end 1995. Included in equity are 66,447 shares of treasury stock carried at a cost of $961,000 and $145,000 of unrealized losses on available for sale securities.

     Cash dividends of $.30 were paid during the first nine months of 1996 representing a dividend payout ratio of 17.14%. Dividends are determined quarterly by the board of directors.

     The Federal Reserve's risk based capital guidelines provide for the relative weighting of both on-balance-sheet and off-balance-sheet items based on their degree of risk. The Company continues to exceed all regulatory capital requirements as shown in the following table:

                        Minimum Capital Standard Ratios
----------------------------------------------------------------------------

                                           Citizens             Regulatory
                                        Financial Corp.        Requirements
----------------------------------------------------------------------------

Total capital to risk weighted assets         18.60%               8.0%
Tier I capital to risk weighted assets        17.37%               4.0%
Tier I capital to adjusted total assets       11.46%               3.0%

     The Company is unaware of any trends or uncertainties, nor do any plans exist, which may materially impair its capital position.

LIQUIDITY AND INTEREST RATE SENSITIVITY
---------------------------------------

     The objective of the Company's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of Citizens' liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio, held to maturity securities due within one year, and short-term funds such as federal funds sold. At September 30, 1996 these sources totaled $27,123,000 or 20.8% of total assets. In addition, liquidity may be generated through loan repayments and over $51,000,000 of available borrowing arrangements with correspondent banks. Management believes the liquidity of the Bank is sufficient to satisfy all anticipated demands. Details on both the sources and uses of cash are presented in the Statements of Cash Flows contained in the financial statements.

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

     One common interest rate risk measure is the gap, or difference between rate sensitive assets and rate sensitive liabilities. As of September 30, 1996, the Company's cumulative one year gap was a negative 3.31% of total assets compared to a positive 11.19% at December 31, 1995. These measures indicate the Bank's earnings are now less sensitive to changes in interest rates. The change in the gap is primarily due to two factors. First, over $18 million of securities which were called or matured during the first three quarters of the year were reinvested in securities carrying maturities of one to five years. Second, holdings of federal funds sold, which are immediately repriceable, were reduced from $3,025,000 to $1,975,000.

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

                          PART II -  OTHER INFORMATION


Item 1.  Legal Proceedings :
         -----------------

          As of September 30, 1996 Citizens Financial Corp. was not involved in any material legal proceedings. The Bank is currently involved, in the normal course of business, in various legal proceedings. After consultation with legal counsel, management believes that all such litigation will be resolved without materially effecting on the financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against the Company or the Bank.

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


                                           CITIZENS FINANCIAL CORP.



Date:   11/13/96                            /s/ Robert J. Schoonover
      ----------------------                -------------------------------
                                            Robert J. Schoonover
                                            President
                                            Chief Executive Officer



Date:   11/13/96                            /s/ Thomas K. Derbyshire
      -----------------------               -------------------------------
                                            Thomas K. Derbyshire
                                            Treasurer
                                            Principal Financial Officer