Form 10-K
period 1996-12-31
CITIZENS FINANCIAL CORP/DE/
filed 1997-03-26
CIK 764156

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K
                      ----------------------------------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the fiscal year ended     December 31, 1996
                                        ------------------------

                                    or

[ ] TRANSITION REPORT PURSUANT TO SECITON 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          Commission File No:  2-96144
                                               -------


                            CITIZENS FINANCIAL CORP.
                            ------------------------
             (exact name of registrant as specified in its charter)

       Delaware                                  55-0666598
------------------------          --------------------------------------
(State of Incorporation)          (I.R.S. Employer Identification Number)

213 Third St.
Elkins, West Virginia                              26241
---------------------             --------------------------------------
(Address of Principal                            (Zip Code)
 Executive Offices)

Registrant's Telephone Number,                             (304) 636-4095
                                                           --------------
          Including Area Code:


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

               Yes    X           No
                   -------           --------


     The aggregate market value of Citizens Financial Corp. common stock, representing all of its voting stock that was held by nonaffiliates on February 28, 1997, was approximately $13,850,450.

     As of February 28, 1997, Citizens Financial Corp. had 683,553 shares of common stock outstanding with a par value of $2.00.

     This report contains 67 pages.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registration Statement of the registrant on Form S-4, dated February 19, 1987, are incorporated by reference in Part I of this report.

(2) The Company's Articles of Incorporation and Bylaws, as well as the Bank's Executive Supplemental Income Agreement, all of which were filed as Exhibits to the Company's Form 10-K dated December 31, 1995, are incorporated by reference in Part IV of this report except as amended herein.

                            CITIZENS FINANCIAL CORP.
                                FORM 10-K INDEX

                                                            Page
                                                            ----

Part I   Item 1  Business....................................  3
         Item 2  Properties..................................  3
         Item 3  LegalProceedings............................  6
         Item 4  Submission of Matters to a Vote of Security
                   Holders...................................  6

Part II  Item 5  Market for the Registrant's Common Stock
                   and Related Shareholders Matters..........  6
         Item 6  Selected Financial Data.....................  8
         Item 7 Management's Discussion and Analysis of Financial Condition and Results of
                   Operations................................ 15
         Item 8  Financial Statements and Supplementary
                   Data...................................... 26
         Item 9  Changes in and Disagreements with
                   Accountants on Accounting and
                   Financial Disclosure...................... 51
Part III Item 10 Directors and Executive Officer of
                   the Registrant............................ 51
         Item 11 Executive Compensation...................... 53
         Item 12 Security Ownership of Certain Beneficial
                   Owners and Management..................... 55
         Item 13 Certain Relationships and Related
                   Transactions.............................. 56

Part IV  Item 14  Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K....................... 58

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

Employees
---------

     As of December 31, 1996 Citizens Financial Corp. had no employees. Citizens National Bank employed 74 full-time equivalent employees at that date. The Bank's employees are not represented by any union or other collective bargaining agreement and the Bank believes its employee relations are good.

Business of Citizens and Citizens National Bank
-----------------------------------------------

     As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, Citizens' present business is the operation of its bank subsidiary. As of December 31, 1996 Citizens' consolidated assets approximated $128,760,000 and total shareholders' equity approximated $14,943,000.

     While Citizens has not become directly engaged in any other form of business it is permitted to engage in certain nonbanking activities which are closely related to banking under the provisions of the Bank Holding Company Act and the Federal Reserve Boards' Regulation Y. A list of such activities may be found on pages 47 through 49 of Citizens' Registration Statement on Form S-4 dated February 19, 1987 which is incorporated herein by reference. In addition, the Bank may engage, directly or indirectly, in certain nonbanking activities as permitted by its regulatory authorities. Neither Citizens or the Bank has specific plans to enter any such activity.

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

Statistical Information
-----------------------

     The disclosures required by Securities Act Guide 3 - "Statistical Disclosure by Bank Holding Companies", are included in Item 6 - Selected Financial Data, on pages 8 through 15 of this report, and are incorporated herein by reference.

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

Competition
-----------

     Citizens faces a high degree of competition for all of its services from local banks. Within its market area of Randolph and Tucker counties in West Virginia there exists 5 competing commercial banks operating numerous branches. As of June 30, 1996, the most recent date for which data are available, the Bank had deposits representing approximately 30.1% of total deposits of the five commercial banks serving its primary market area, which is comparable to its market share at June 30, 1995. Several in-market mergers involving local banks were completed in 1992 and the introduction of a major regional competitor further consolidated the local banking industry in 1993. Such merger activity is not perceived as reducing competitive pressure. Rather it is believed to result in the establishment of stronger institutions and heightened competition.


     Nonbank competition has also increased in recent years locally by the establishment of brokerage companies and the expansion of insurance operations and credit unions as well as from mutual funds located throughout the country.

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

     On September 29, 1994, the Bank Holding Company Act was amended by The Interstate Banking and Branch Efficiency Act of 1994 which authorizes interstate bank acquisition anywhere in the country, effective one year after the date of enactment and interstate branching by acquisition and consolidation, effective June 1, 1997 in those states that have not opted out by that date. The impact of this amendment on the Company cannot be measured at this time.

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


Item 3.  Legal Proceedings
--------------------------

     As of December 31, 1996 Citizens Financial Corp. was not involved in any material legal proceedings. The Bank is currently involved, in the normal course of business, in various legal proceedings. After consultation with legal counsel, management believes that all such litigation will be resolved without materially effecting financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against the Company or the Bank.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders of Citizens Financial Corp. during the fourth quarter of 1996.


Part II
-------

Item 5.  Market for Registrant's Common Stock and Related
---------------------------------------------------------
          Stockholder Matters
          -------------------

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

     As of December 31, 1996 750,000 shares were issued including 66,447 held as treasury stock. The Company's outstanding shares are held by approximately 482 shareholders of record.

     The following table presents the high and low market prices for Citizens' common stock for the periods indicated.

                           High    Low
                          ------  ------
 First Quarter through
 February 28, 1997        $25.00  $25.00

 1996
 ----
 First Quarter            $25.00  $25.00
 Second Quarter           $25.00  $25.00
 Third Quarter            $25.00  $24.50
 Fourth Quarter           $25.00  $24.25

 1995
 ----
 First Quarter            $21.13  $21.00
 Second Quarter           $25.13  $23.00
 Third Quarter            $25.50  $23.13
 Fourth Quarter           $25.50  $23.13

     The prices listed above are based upon information available to Citizens' management through those brokers which deal in the Company's stock and are believed to accurately represent the amount at which its stock was traded during the periods indicated. No attempt was made by management to ascertain the prices for every sale made during these periods.

     Citizens shareholders are entitled to receive dividends when and as declared by its Board of Directors. Dividends are typically paid quarterly. Aggregate dividends were $.80 per share in 1996 and $.70 per share in 1995. Dividends are paid out of funds legally available for the payment of dividends as set forth in the West Virginia Corporation Act.

     Payment of dividends by Citizens is dependent upon payment of dividends to it by the subsidiary bank. The ability of national banks to pay dividends is subject to certain limitations imposed by national banking laws - See Note 12 of the Notes to Consolidated Financial Statements found on page 45 of this report, for further discussion.

Item 6.  Selected Financial Data
--------------------------------

     Selected financial data for the five years ended December 31, 1996 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this report.

Citizens Financial Corp.
-------------------------------------------------------------------------------------------------------
Selected Financial Data Five Year Summary
(in thousands of dollars, except per share data)
--------------------------------------------------------------------------------------------------------
                                                         1996       1995       1994      1993      1992
--------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Total assets......................................  $ 128,760   $126,350   $126,927  $126,576  $120,749
Securities........................................     34,134     34,374     49,548    48,239    41,593
Loans, net........................................     88,235     82,781     67,716    67,488    63,618
Deposits..........................................    109,570    109,671    108,063   111,988   105,897
Total shareholders' equity........................     14,943     13,952     12,976    12,282    11,543

SUMMARY OF OPERATIONS:
Total interest income.............................  $  10,145   $  9,475   $  8,486  $  8,556  $  9,361
Total interest expense............................      3,880      3,530      3,130     3,557     4,196
                                                     --------   --------   --------  --------  --------

 Net interest income..............................      6,265      5,945      5,356     4,999     5,165
Provision for loan losses.........................        168         60         49        90       199
                                                     --------   --------   --------  --------  --------

 Net interest income after
  provision for loan losses.......................      6,097      5,885      5,307     4,909     4,966
Noninterest income................................        546        476        418       369       434
Noninterest expense...............................      4,178      3,912      4,016     3,772     3,779
                                                     --------   --------   --------  --------  --------

 Income before income taxes
  and cumulative effect
  of change in accounting
  principle.......................................      2,465      2,449      1,709     1,506     1,621

Income taxes......................................        834        823        599       482       396
                                                     --------   --------   --------  --------  --------

 Income before cumulative
  effect of change in
  accounting principle............................      1,631      1,626      1,110     1,024     1,225
 Cumulative effect of change
  in accounting
  for income taxes................................          -          -          -       116         -
                                                     --------   --------   --------  --------  --------

Net income........................................  $   1,631   $  1,626   $  1,110  $  1,140  $  1,225
                                                    =========   ========   ========  ========  ========

PER SHARE DATA:
 Income before cumulative
  effect of change in
  accounting principle............................      $2.39      $2.36      $1.60     $1.48     $1.76
 Cumulative effect of change
  in accounting
  for income taxes................................          -          -          -        17         -
                                                     --------   --------   --------  --------  --------

Net income........................................      $2.39      $2.36      $1.60     $1.65     $1.76
                                                     ========   ========   ========  ========  ========
Cash dividends....................................      $ .80      $ .70      $ .60     $ .58     $ .56
                                                     ========   ========   ========  ========  ========
Book value per share..............................     $21.86     $20.40     $18.75    $17.75    $16.68
                                                     ========   ========   ========  ========  ========


     Additional information required under Securities Act Industry Guide 3 for Bank Holding Companies follows:

          Distribution of Assets, Liabilities & Shareholders' Equity;
                    Interest Rates and Interest Differential

                                           1996                               1995                              1994
                             -------------------------------    --------------------------------  ---------------------------------
                              Avg Bal   Interest  Yield/Rate    Avg Bal    Interest  Yield/Rate    Avg Bal    Interest  Yield/Rate
                             ---------  --------  -----------  ----------  --------  -----------  ----------  --------  -----------
                                (in thousands of dollars)          (in thousands of dollars)          (in thousands of dollars)
Interest Earning Assets:
Federal funds sold           $  1,836    $    98        5.34%   $    677     $   36        5.32%   $  2,295     $  100        4.36%
Securities:
  Taxable                      29,675      1,792        6.04      38,608      2,150        5.57      44,882      2,522        5.62
  Tax-exempt (1)                5,245        427        8.14       5,144        438        8.51       2,938        291        9.90
Loans (net of unearned
 interest) (2)                 86,738      7,973        9.19      76,093      7,000        9.20      69,292      5,672        8.19
                             --------    -------        ----    --------     ------        ----    --------     ------        ----
 Total interest earning
  assets  (1)                 123,494     10,290        8.33     120,522      9,624        7.99     119,407      8,585        7.19

 Nonearning assets:
   Cash and due from banks      3,266                              2,979                              3,442
   Bank premises and
    equipment, net              1,605                              1,444                              1,649
   Other assets                 1,784                              1,915                              1,898
   Allowance for loan
    losses                     (1,055)                            (1,026)                            (1,032)
                             --------                           --------                           --------
 Total assets                $129,054                           $125,834                           $125,364
                             ========                           ========                           ========

 Interest Bearing
  Liabilities:
   Savings deposits          $ 28,171        784        2.78    $ 29,137        804        2.76    $ 32,090        884        2.75
   Time deposits               50,370      2,564        5.09      46,075      2,156        4.68      43,365      1,709        3.49
   NOW accounts                10,651        239        2.24      11,489        258        2.25      11,059        246        2.22
   Money market accounts        6,891        172        2.50       7,685        191        2.49       8,888        221        2.49
   Borrowings                   2,265        121        5.34       2,267        121        5.34       1,890         71        3.76
                             --------    -------        ----    --------     ------        ----    --------     ------        ----
   Total interest bearing
    liabilities                98,348      3,880        3.95      96,653      3,530        3.65      97,292      3,131        3.22

 Noninterest bearing
  liabilities:
   Demand deposits             15,180                             14,825                             14,758
   Other liabilities            1,003                                845                                675
   Shareholders' equity        14,523                             13,511                             12,639
                             --------                           --------                           --------
 Total liabilities and
   shareholder's equity      $129,054                           $125,834                           $125,364
                             ========                           ========                           ========

 Net interest income (1)                 $ 6,410                           $  6,094                           $  5,454
                                         =======                           ========                           ========

 Net interest income to
 average earning assets  (1)                            5.19%                              5.06%                              4.57%
                                                        ====                               ====                               ====

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


                               1996 Compared to 1995                  1995 Compared to 1994
                             Increase  (Decrease) Due to            Increase  (Decrease) Due to
                             ---------------------------          -----------------------------
                                                (in thousands of dollars)
                             Volume      Rate      Total          Volume      Rate        Total
                             ---------------------------          -----------------------------
Interest earned on:
 Federal funds sold          $  62      $  -       $  62           $( 82)     $  18      $( 64)
 Taxable securities           (528)      170        (358)           (350)      ( 22)      (372)
 Tax-exempt securities           9       (20)        (11)            193       ( 46)       147
 Loans                         980        (7)        973             588        740       1328
                             ---------------------------          ----------------------------
Total interest earned          523       143         666             349        690       1039
                             ---------------------------          ----------------------------
Interest expense on:
 Savings deposits             (26)         6        (20)           ( 77)      (  3)      ( 80)
 Time deposits                210        198        408             112        335        447
 NOW accounts                 (18)        (1)       (19)              9          3         12
 Money market accounts        (20)         1        (19)           ( 30)         0       ( 30)
 Other borrowing                -          -          -              16         34         50
                             ---------------------------          ---------------------------

Total interest expense        146        204        350              30        369        399
                             ---------------------------          ---------------------------

Net interest income         $ 377     $  (61)    $  316           $ 319      $ 321      $ 640
                             ===========================          ===========================


                         Securities Portfolio

The following table sets forth the amortized cost of securities as of the dates indicated.

                                                   December 31
                                            -------------------------
                                                1996         1995
                                            ------------  -----------
                                            (in thousands of dollars)
 U.S. Treasury and other U.S. government
   agencies and corporations                     $17,792      $20,807
 State and political subdivisions                  6,726        4,977
 Other securities                                  9,735        8,574
                                                 -------      -------
    Total                                        $34,253      $34,358
                                                 =======      =======

The following table sets forth the maturities of securities as of December 31, 1996 and the weighted average yields of such securities (calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security).

                                              Within One       After One but      After Five but        After Ten
                                                Year         Within Five Years   Within Ten Years        Years
                                            --------------   ------------------  ----------------  ------------------
                                            Amount   Yield    Amount     Yield    Amount   Yield   Amount    Yield
                                            -------  ------  ---------  -------  --------  ------  ------  ----------
                                                                   (in thousands of dollars)
 U.S. Treasury and other U.S. government
   agencies and corporations                 $3,003   6.55%    $11,011    6.11%  $    -      - %  $   -          - %
 State and political subdivisions (1)         3,777   6.04       5,053    7.78       557   9.36    1,116       5.75
 Other securities                                 -      -       8,126    6.31     1,076   6.98      533       7.18
                                             ------   ----     -------    ----    ------   ----   ------       ----
 Total                                       $6,780   6.26%    $24,191    6.52%   $1,633   7.79%  $1,649       6.21%
                                             ======            =======            ======          ======

The portfolio contains no securities of any single issuer in which the aggregate amortized cost of such securities exceeds ten percent of shareholders' equity.

(1) Tax-equivalent adjustments, using a rate of 34%, have been made in calculating yields on obligations of state and political subdivisions.

Loan Portfolio
--------------

Types of Loans
--------------

     The following table shows the distribution of loans by major category as of the dates indicated. All loans in the portfolio are domestic in nature.

                                                  December 31
                                           -------------------------
                                               1996         1995
                                           ------------  -----------
                                           (in thousands of dollars)
 Commercial, financial and agricultural         $11,091      $10,999
 Real estate - construction                       1,508        1,734
 Real estate - mortgage                          56,733       52,020
 Installment                                     18,796       18,042
 Credit Card                                        933          810
 Other                                               28           54
                                                -------      -------
   Total                                        $89,089      $83,659
                                                =======      =======

Loan Maturities and Interest Rate Sensitivity
---------------------------------------------

     The following table shows the maturity of loans (excluding real estate mortgages and installment loans) outstanding as of December 31, 1996. Also provided are the amounts due after one year classified as fixed rate and variable rate loans.

                                       After One
                             Within   But Within     After
                            One Year  Five Years  Five Years   Total
                            --------  ----------  ----------   -----
                                   (in thousands of dollars)
Commercial, financial and
 agricultural                 $7,068      $3,257     $766     $11,091
Real estate - construction     1,508           -        -       1,508
                              ------      ------     ----     -------
                              $8,576      $3,257     $766     $12,599
                              ======      ======     ====     =======
Loans maturing after one
 year with:
Fixed interest rates                                          $ 3,752
Variable interest rates                                           271
                                                               ------
                                                              $ 4,023
                                                              =======

Risk Elements
-------------

Nonperforming Loans
-------------------

     Nonperforming loans consist of loans in nonaccrual status, loans which are past due 90 days or more and still accruing interest and restructured loans. The following table sets forth the amounts of such loans as of the dates indicated:



                                          December 31
                                   -------------------------
                                       1996         1995
                                   ------------  -----------
                                   (in thousands of dollars)
 Nonaccrual loans                         $ 263        $ 213
 Loans past due 90 days or more
   still accruing interest                  447          144
 Restructured loans                           -           -
                                          -----        -----
   Total                                  $ 710        $ 357
                                          =====        =====

     Loans are generally placed on nonaccrual status when they are past due 90 days as to principal or interest unless they are both well secured and in the process of collection. The following table provides a summary of information pertaining to nonaccrual loans as of December 31, 1996:

                                             (in thousands)
Total nonaccrual loans                            $ 263
Interest income which would have been
 recorded under original terms                      16
Interest income recorded during the year             -


Potential Problem Loans
-----------------------

     As of December 31, 1996, management is not aware of any potential problem loans other than those which are on nonaccrual status or are past due 90 days or more and still accruing interest.

Loan Concentrations
-------------------

     Information concerning loan concentrations is provided in Note 4 - Notes to Consolidated Financial Statements which may be found on page 36 of this report.

Summary of Loan Loss Experience
-------------------------------

     The following table summarizes loan loss experience for the two years ended December 31, 1996 and 1995.

                                                  December 31
                             --------------------------------------------------
                                           1996                  1995
                             --------------------------------------------------
                                            (in thousands of dollars)

 Balance, beginning of year               $1,036                $1,000
 Charge-offs:
   Commercial, financial
    and agricultural                           -                     -
   Real estate - mortgage                     94                     5
   Installment                               141                    41
                                          ------                ------
     Total charge-offs                       235                    46
 Recoveries:
   Commercial, financial
    and agricultural                           -                     1
   Real estate - mortgage                      -                     8
   Installment                                21                    13
                                          ------                ------
     Total recoveries                         21                    22
                                          ------                ------
 Net losses                                  214                    24

 Additions charged to
  operations (1)                             168                    60
                                          ------                ------
 Balance, end of year                     $  990                $1,036
                                          ======                ======
 Ratio of net losses to
   average loans outstanding                 .02%                  .03%

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

     The following table shows an allocation of the allowance for loan losses for the two years ended December 31, 1996 and 1995.

                                               December 31
                               --------------------------------------------
                                      1996                  1995
                               --------------------------------------------
                                        Percent of            Percent of
                                      Loans in Each          Loans in Each
                                       Category to            Category to
                               Amount  Total Loans   Amount   Total Loans
                               --------------------------------------------
                                        (in thousands of dollars)
 Commercial, financial and
   agricultural                 $ 217        13%       $160         13%
 Real estate - construction         6         1          13          2
 Real estate - mortgage           243        64         394         62
 Installment and other            110        22          58         23
 Unallocated                      414       N/A         411        N/A
                               ------      ----      ------       ----
 Total                         $  990       100%     $1,036        100%
                               ======      ====      ======       ====


Deposits
--------
     The average daily amount of deposits and rates paid on such deposits are summarized for the periods indicated in the following table:

                                           Year Ended December 31
                                       -----------------------------
                                            1996           1995
                                       ---------------  ------------
                                        Amount   Rate   Amount  Rate
                                       --------  -----  ------  ----
                                         (in thousands of dollars)
Noninterest bearing demand deposits    $ 15,180    - % $ 14,825    - %
Interest bearing demand deposits         10,651  2.24    11,489  2.25
Savings deposits                         35,062  2.73    36,822  2.70
Time deposits                            50,370  5.09    46,075  4.68
                                       --------        --------
 Total                                 $111,263        $109,211
                                       ========        ========

     The following table summarizes maturities of time certificates of deposit, including individual retirement accounts, of $100,000 or more as of December 31, 1996. There were no other time deposits of $100,000 or more.


                                   (in thousands)
                                   --------------
Three months or less                    $1,833
Over three through six months            1,025
Over six through twelve months           1,277
Over twelve months                       2,013
                                        ------
 Total                                  $6,148
                                        ======

Return on Equity and Assets
-------------------------------------------------------------------------------

     The following table shows consolidated operating and capital ratios for the periods indicated.

                                                      Year Ended December 31
                                                      ---------------------
                                                      1996     1995    1994
                                                      ---------------------
 Return on average assets                              1.26%   1.29%    .89%
 Return on average equity                             11.23   12.07    8.78
 Dividend payout ratio                                33.47   29.66   37.50
 Average equity to assets ratio                       11.25   10.74   10.08


Short-term Borrowing
--------------------

     Information concerning the Company's short-term borrowing is presented in
Note 10 - Notes to Consolidated Financial Statements which may be found on page 44 of this report.


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

Earnings Summary
----------------

     Net income for the year 1996 was $1,631,000 or $2.39 per share. This compares to $1,626,000, or $2.36 per share, in 1995 and $1,110,000, or $1.60 per share in 1994.  Return on average assets was 1.26% in 1996, 1.29% in 1995 and
 .89% in 1994. Returns on average equity were 11.23%, 12.07% and 8.78% in the three years respectively.

     During 1996 the Company benefited from a $320,000 increase in net interest income and a $71,000 improvement in noninterest income. This was offset, however, by increases in the provision for loan losses and noninterest expense which totaled a combined $374,000. As a result the annual earnings improvement was minimal. In 1995, however, earnings improved 46.5% due primarily to a $589,000 increase in net interest income, a $58,000 increase in noninterest income and a reduction of noninterest expense of $104,000. These and other factors relating to the results of operations are more fully addressed in the following sections of this report.

Net Interest Income
-------------------

     Net interest income represents the primary component of Citizens' earnings. It is the difference between interest and fee income related to earning assets and interest expense incurred to carry interest bearing liabilities. Net interest income is impacted by changes in the volume and mix of interest earning assets and interest bearing liabilities, as well as by changing interest rates. In order to manage these changes, their impact on net income and the risk associated with them, the Company utilizes an ongoing asset/liability management program. This program includes analysis of the Company's gap, earnings sensitivity to rate changes, and source and uses of funds. A discussion of net interest income and the factors impacting it is presented below.

     The Company's net interest margin has steadily increased during each of the last three years to 5.19% for the year ended December 31, 1996. During 1995 and 1994, net interest margin was 5.06% and 4.57%, respectively. These increases can be primarily attributed to management's efforts to increase the Company's yield on earning assets through loan growth and the implementation of a formal asset/liability management program during 1994. Loan growth during 1996, 1995 and 1994 approximated 6.5%, 21.7%, and .3%, respectively. This growth was primarily funded by restructuring the composition of the Company's interest bearing assets. Customer deposits, which is the Company's primary source of funding, has not significantly fluctuated during 1996, 1995 or 1994 resulting in a steady increase in the Company's loan to deposit ratio of 81.3%, 76.3% and 63.0% at December 31, 1996, 1995 and 1994, respectively. For 1997, management expects deposits to continue to be the Company's primary source of funding growth with an expected loan to deposit ratio of approximately 80.0%.

     Tax equivalent interest income improved by $666,000 to $10,290,000 in 1996. This is primarily due to the higher average volumes of loans during 1996 of $86,738,000 compared to $76,093,000 in 1995. In order to carry these higher levels of loans it was necessary to reduce the average security holdings by $8,832,000. The income foregone by holding fewer securities of approximately $528,000, however, was more than offset by the $980,000 of income generated by increasing the loan portfolio. In addition, the yield on the securities portfolio increased by 43 basis points to 6.35%. This helped provide an additional $170,000 of interest income. These factors combined to raise the tax equivalent yield on earning assets from 7.99% in 1995 to 8.33% in 1996.

     Like interest income, interest expense increased in 1996 but by the much lesser amount of $350,000. This increase may be almost entirely traced to efforts to raise time deposits. Several such efforts, which are discussed later, resulted in both higher volumes and higher rates on time deposits. Consequently, interest expense on time deposits increased by $408,000 in 1996. This effect was partly offset as volumes of other interest bearing deposits, including savings, NOW and money market accounts, dropped. Nonetheless, the Company's cost of interest bearing liabilities increased 30 basis points to 3.95% in 1996.

     During 1995 tax equivalent interest income increased by $1,039,000 as a result of two primary factors: increased yields on the Bank's loan portfolio and increased loan volumes. The yield on this portfolio improved 101 basis points to 9.20% as adjustable rate mortgages repriced and consumer loans were added to the portfolio. This had the effect of increasing income by $740,000. Higher loan volumes, including consumer and commercial loans, had the effect of increasing interest income an additional $588,000. The remaining interest earning assets, securities and federal funds sold, contributed less to income in 1995 than in 1994 as their volumes were reduced to fund loan growth. In total the yield on earning assets improved 80 basis points to 7.99% in 1995.

     The cost of interest bearing liabilities used to fund earning assets increased by $399,000 in 1995. Changing rates, particularly those of time deposits, caused a $369,000 increase in expense. Such changes caused the total cost of interest bearing liabilities to rise to 3.65% in 1995, a 43 basis point increase.

Noninterest Income
------------------

     Noninterest income comprises just over 5% of total revenues and includes all revenues which are not included in interest and fee income related to earning assets. Total noninterest income has risen from $418,000 in 1994 to $476,000 in 1995 and to a record $546,000 in 1996. This positive trend reflects several items. First is management's effort, begun in 1994, to identify and recover costs through the imposition of reasonable service fees similar to those of the Bank's competitors. As a result fees for commercial services and those relating to overdrafts and account mimimums have all increased pushing service fee income from $225,000 in 1994 to $271,000 in 1996. Secondly, new services have helped raise income levels. In particular, 1995's introduction of a credit card program generated over $10,000 of merchant fees in 1995 and over $54,000 in 1996. This improvement is reflected in the category of other noninterest income. Safe deposit box rent, which is also included in this category, increased by $14,000 in 1996. The improvement in other noninterest income in 1996 is even more significant when one considers that a $24,000 gain on the sale of the Bank's student loan portfolio occured in 1995.

     Trust income also increased in 1996 rising $18,000 to $103,000. This performance, which was slightly in excess of expectations, reflects both growth in the Trust's client base as well as the settlement of some larger estates. Additionally, during the later part of 1996 the trust fee schedule was revised for the first time in several years to bring fees in line with those of other trust providers. Finally, because the Company does not engage in securities trading and no sales of available for sale securities occurred, securities gains continue to play a minor role in income generation.


Noninterest Expenses
--------------------

     Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes and approxiamted 52.8%, 52.9% and 56.5% of total expenses during the three years ended December 31, 1996, 1995 and 1994, respectively. Total noninterest expense increased $226,000, or 6.8%, in 1996 after falling $104,000, or 2.6%, in 1995. The significant components of noninterest expense are discussed below.

     Salaries and employee benefits, which comprise just over one-half of total noninterest expense, increased $146,000 or 7.4% in 1996. This increase is larger than usual primarily due to the payment of severance benefits to a former officer. Several other components of this item also increased, however. The cost of a deferred compensation plan designed to retain key management personnel carried a full year impact in 1996 verses only eight months in 1995 and consequently increased by $13,000 to $74,000. This cost is expected to fall in 1997 to approximately $28,000. Incentive compensation, which is paid to employee teams upon the completion of certain projects, increased $10,000 and the cost of providing life and medical insurance to retirees rose by $7,000. Offsetting these increases were reductions in employee group insurance and pension costs. The cost of employee group insurance was reduced by over $34,000 or 9.7%. The largest component of group insurance is the Company's medical insurance plan, which is partially self-funded. This plan benefited from lower claims as well as an adjustment of the prior year's claims expense. The Company's pension plan, which is discussed in Note 9, enjoys an overfunded status.

     Equipment costs, which were held nearly steady in 1995, dropped nearly $34,000, or just over 12%, in 1996 following a program of cost-benefit analysis. Like other banks, the Company also benefited from a reduction in the federally mandated FDIC insurance program. This cost fell from $126,000 in 1995 to $2,000 in 1996.

     Net occupancy expense increased by $15,000 to $290,000 in 1996. Over $11,000 of this increase was related to the maintenance of the Company's heating and cooling system. Absent this nonrecurring cost net occupancy expense would have increased only 1.5%, one-half of the 3% increase experienced in 1995.

     An increase in data processing expense of $38,000 reflects the renewal of certain data processing contracts and higher credit card processing costs due to increased volume and having a full year's activity. Other noninterest expenses experienced an unusually large increase of $226,000 in 1996. This compares to an increase of just $2,000 in 1995. A number of items contributed to this increase. Most significant was a $85,000 loss recognized during the fourth quarter in which a customer illegally obtained funds for their personal benefit. The Bank is now in the process of attempting to recover those funds. Other factors contributing to the increase were higher costs for stationery, the purchase of new software programs, an increase in professional fees and higher credit card costs.

     The reduction in 1995's noninterest expense was mainly due to a $121,000 decrease in FDIC insurance expense. Absent this total noninterest expense would have increased by $17,000, less than .5%, in 1995. The largest component of noninterest expense, salaries and benefits remained nearly stable in 1995. Salaries increased a modest 2.1% and the introduction of a deferred compensation plan for senior officers carried a cost of $61,000. This was offset, however, by a $60,000 reduction in group insurance costs. The remaining components of noninterest expense, including net occupancy expense, equipment expense, data processing, advertising, and other, totaled $1,806,000, up less than 1% from 1994.

Income Taxes
------------

     The Company's provision for income taxes, which totaled $834,000 in 1996, $823,000 in 1995 and $599,000 in 1994, includes both federal and state income taxes. Included in these amounts are deferred tax benefits of $6,000, $21,000, and $41,000, respectively. The effective tax rates for the years 1996, 1995 and 1994 were 33.8%, 33.6% and 35.1%, respectively. Additional information regarding the Company's income taxes is contained in Note 8 of the consolidated financial statements.

Financial Condition
-------------------

     Total assets at December 31, 1996 of $128,760,000 were $2,410,000, or 1.9%, greater than at December 31, 1995. Average assets for the year were up 2.6% to $129,054,000. This level of growth is consistent with a local economy that is stable but lacking in high growth industries. Details concerning changes in the Company's major balance sheet categories, as well as methods used to manage the balance sheet structure, follow.

Loan Portfolio
--------------

     The loan portfolio represents Citizens' largest earning asset. Throughout 1996 management successfully managed both the size and mix of the portfolio after aggressively seeking loan growth in 1995. Total loans grew $5,429,000 in 1996 to $89,089,000, an increase of 6.5%. This compares with loan growth of $14,938,000, or 21.7%, in 1995.

     Mortgage lending, which increased $4,713,000 to $56,733,000 in 1996, continues to be the Bank's largest loan portfolio making up 63.7% of the total. The majority of this portfolio is comprised of locally owned one to four family residences with historically stable values and low foreclosure rates. The Bank does not currently engage in long-term fixed rate mortgage lending offering instead variable rate loans which typically carry annual interest rate adjustments based on one year Treasury rates. No part of the loan portfolio, including the mortgage portfolio, is held for resale.

     Installment loans to consumers represent the Bank's next largest loan portfolio comprising 21.1% of total loans. In 1995 management availed itself of local infrastructure improvements to seek growth in consumer lending, particularly automobile lending. That effect resulted in growth of over $6.4 million, or 55%. These efforts were judged to be successful and in 1996 attention was turned to portfolio maintenance rather than growth. As a result the installment loan portfolio grew by only $754,000, or 4.2%, to $18,796,000 in 1996. This portfolio is expected to grow by a similar amount in 1997.

     Growth in the commercial loan portfolio also slowed in 1996. Following a year in which this portfolio grew by over 60%, largely by developing relationships with automobile dealers to obtain floor plan loans, total growth in 1996 was less than 1% as the portfolio increased by $92,000 to $11,091,000. This slowdown reflects not only the relatively slow rate of commercial development in the Bank's primary market but also decisions not to pursue additional floor plan lending. The Company expects to retain its position as the primary commercial bank in its market and will attempt to satisfy larger commercial loan requests by funding such loans through various forms of borrowing.

     The Bank's credit card program, begun in 1995 with a VISA card product, now also features a MasterCard Gold product. Partly due to this expansion of the product line the cardholder base increased by 34.8% in 1996 while the merchant base also grew providing increased levels of fee income. Significant growth in balances outstanding from the year-end level of $933,000 is not expected absent the expansion of our credit card market, however.

     Additional information on the composition of the loan portfolio, including concentrations of credit risk, may be found in Note 4 to the financial statements.

     The Company strives to maintain its underwriting and credit standards through all phases of the economic cycle in order to ensure the quality of the loan portfolio and observes internal guidelines designed to manage growth. In addition, all loans past due 90 days or more are placed on nonaccrual status unless they are adequately secured and in the process of collection. As of December 31, 1996 nonaccrual loans totaled $263,000 while loans past due 90 days or more still accruing interest were $447,000. The total of these two items, $710,000, represents .80% of gross loans. This is up from $357,000, or .43%, at December 31, 1995. The cause for the increase may be traced to several real estate loans, however, management does not expect to incur any significant loss as a result.

     All losses which may be reasonably anticipated are accounted for in the allowance for loan losses. Management makes this determination by its analysis of overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers and other factors. At December 31, 1996, the allowance for loan losses of $990,000, down $46,000 from $1,036,000 at December 31, 1995, was considered adequate and management is not aware of any trends, uncertainties or other information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources.

     As more fully explained in Notes 1 and 5 of the financial statements, the Company adopted Statements of Financial Accounting Standards Nos. 114 and 118 (SFAS Nos. 114 and 118) "Accounting by Creditors for Impairment of a Loan" and "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure", respectively. Under SFAS Nos. 114 and 118, certain impaired loans are required to be reported at the present value of expected future cash flows discounted using the loan's original effective interest rate or, alternatively, at the loan's observable market price, or at the fair value of the loan's collateral if the loan is collateral dependent. The adoption of SFAS Nos. 114 and 118 did not significantly impact the Company's financial position or results of operations during or 1995 or 1996.

     The provision for loan losses, which is a charge to earnings made to maintain the allowance for loan losses at a sufficient level, was increased from $60,000 in 1995 to $168,000 in 1996. This increase was anticipated as 1995's loan growth would be expected to generate some additional charge-offs. In fact, net charge-offs did increase from $24,000 in 1995 to $214,000 in 1996. Further increases, however, are not anticipated as loan quality is judged to be good.
Note 5 to the financial statements contains additional information about the allowance for loan losses, charge-offs, and impaired loans.


Securities Portfolio and Federal Funds Sold
-------------------------------------------

     The Bank's securities portfolio, which decreased over $15 million in 1995 to fund loan growth, fell by only $239,000 to $34,134,000 in 1996.

     Since transferring $3.2 million of securities from the held to maturity portfolio to the available for sale portfolio as permitted by the Financial Accounting Standards Board's "A Guide to Implementation of Statement 115 on Accounting for Certain Debt and Equity Securities", substantially all purchases of securities have been classified as available for sale. At December 31, 1996 available for sale securities of $23,041,000 comprised 68% of the total securities portfolio. The remaining 32% is classified as held to maturity as no trading portfolio is maintained.

     At year-end 1996 the estimated fair value of the available for sale portfolio was $118,000 less than its amortized cost, a decrease of one half of one percent. While market value may not always so closely approximate amortized cost, the quality of the holdings and their short duration tend to limit market value fluctuations. Such changes represent unrealized losses which would only impact earnings in the event of the sale of the securities. To date no such sales have occurred.

     The composition of both the available for sale and held to maturity portfolios continues to reflect the Company's conservative philosophy. U S Treasury and agency securities represent 52% of the total, corporate debt securities with ratings of A or better represent 27%, and state and municipal obligations represent another 20% with the remainder being stock held in the Federal Reserve Bank and Federal Home Loan Bank. The average life of the portfolio has remained short and was 3.13 years at December 31, 1996. Although the Bank expects to seek prudent opportunities to improve the yield of the securities portfolio it expects to maintain its conservative philosophy by placing importance on safety and liquidity. No significant changes in the size of the portfolio is expected in 1997.

     The Bank generally tries to minimize its involvement in the overnight federal funds sold market. However, at any given time the execution of specific investing or funding strategies, or normal fluctuations in loan and deposit balances, may require the Bank to sell, or buy, funds on an overnight basis. At year-end the Bank had no federal funds sold. Throughout 1996, however, the average balance in federal funds sold was $1,836,000. This compares with an average balance of $677,000 in 1995.

Deposits and Other Funding Sources
----------------------------------

     Total deposits, which were $109,570,000 at December 31, 1996, averaged $111,263,000 during 1996. This compares with a 1995 average of $109,211,000, an increase of 1.9%. This type of slow growth is reflective of both the local economic climate and increasing competition not only from local banks but also from annuities, mutual funds, equity securities and other savings and investment products.


     The Company's noninterest bearing deposits, which were 13.5% of total deposits at year-end, averaged $15,180,000 in 1996, up 2.4% from $14,825,000 in 1995. The major change within the deposit base, however, is found in certificates of deposit. Total certificates of deposit at December 31, 1996 of $50,590,000 exceed the year-end 1995 total by $3,167,000, or 6.68%. Over one-
half of this growth was the result of two specific deposit generating efforts. One such effort offered 13 month certificates for a period of one month and generated $957,000 of deposit growth. The other, a six month certificate, generated $687,000, also in one month. While this deposit growth was desired these two programs also had the effect of causing $1,886,000 of existing deposits to migrate from lower cost deposits into the higher cost certificates of deposit. Much of this migration came from savings, money market, and NOW accounts, all of which experienced decreases in 1996.

     While changes such as those described may occur, the Bank's portfolio of core deposits has remained very stable. It is partly due to this stability that the Bank's use of borrowed funds is typically low. At year-end 1996 overnight borrowings under a line of credit with the Federal Home Loan Bank of Pittsburgh totaled $1,335,000. On average, however, such borrowings totaled just $57,000 in 1996. In addition to federal funds borrowing the Bank maintains a floating rate repurchase agreement with one customer and a long-term borrowing agreement with the Federal Home Loan Bank of Pittsburgh for the purpose of funding certain low income housing projects. At December 31, 1996 these borrowings totaled $1,960,000. The Bank also considers the use of borrowed funds for the purpose of funding other types of loans, particularly larger loans, and at year-end 1996 a loan commitment of $800,000 was expected to be funded by future borrowings.

Refer to Note 10 to the financial statements for additional information related to the Company's borrowing activity.

Capital Resources
-----------------

     Total shareholders' equity of $14,943,000 at December 31, 1996 represents 11.61% of total assets. This compares with $13,952,000 at year-end 1995 which was 11.04% of assets. Included in capital are 66,447 shares of treasury stock carried at a cost of $961,000 and unrealized losses on available for sale securities of $77,000.

     Although not heavily traded the market value of the Company's stock traded in a range from $24.25 to $25.00 per share in 1996. Dividends, which are declared by the board of directors on a quarterly basis, increased for the fifth consecutive year in 1996 to $.80 per share, a $.10 per share increase.

     The Federal Reserve's risk-based capital guidelines provide for the relative weighting of both on-balance-sheet and off-balance-sheet items based on their degree of risk. The Company continues to exceed all regulatory capital requirements as shown in the following table.

                                 Minimum Capital Standard Ratios
------------------------------------------------------------------
                                   Citizens            Regulatory
                                Financial Corp.       Requirements
                               December 31, 1996
-------------------------------------------------------------------

Total capital to
 risk-weighted assets........       18.15%                 8.0%
Tier 1 capital to
 risk-weighted assets........       17.01%                 4.0%
Tier 1 capital to
 adjusted total assets.......       11.47%                 4.0%

     The Company is unaware of any trends or uncertainties, nor do any plans exist, which may materially impair or alter its capital position.

Liquidity and Interest Rate Sensitivity
---------------------------------------

     The objective of the Company's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of Citizens' liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio, held to maturity securities due within one year, and short-term funds such as federal funds sold. At December 31, 1996 these sources totaled $27,953,000 or 21.7% of total assets.
In addition, liquidity may be generated through loan repayments and over $51,000,000 of available borrowing arrangements with correspondent banks. There are no plans for capital expenditures or other commitments, including loan commitments, which cannot be satisfied through existing sources of liquidity. Details on both the sources and uses of cash are presented in the Statements of Cash Flows contained in the financial statements.

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

     One common interest rate risk measure is the gap, or the difference between rate sensitive assets and rate sensitive liabilities. A positive gap occurs when rate sensitive assets exceed rate sensitive liabilities. This tends to be beneficial in rising interest rate environments. A negative gap refers to the opposite situation and tends to be beneficial in declining interest rate environments. The following table presents an analysis of the Company's interest rate sensitivity as measured by the gap at December 31, 1996. This information includes various assumptions and estimates regarding the maturity and prepayment patterns of certain instruments.


-------------------------------------------------------------------------------------------------------------
GAP ANALYSIS
December 31, 1996
                                                                                    One to    Over
(in thousands of dollars)                           0-90      91-180    181-365      Five     Five
                                                    Days       Days       Days      Years     Years
-------------------------------------------------------------------------------------------------------------
Interest sensitive assets
Securities.....................................  $  1,005    $ 3,872   $  3,008   $25,855    $  394
Loans, net of unearned
  interest.....................................    15,735     14,729     32,680    24,086     1,995
                                                 --------    -------   --------   -------   -------
     Total interest
      sensitive assets.........................    16,740     18,601     35,688    49,941     2,389

Interest sensitive
  liabilities
Deposits.......................................    57,688      9,076      7,613    20,454         -
Other borrowings...............................     2,966          1          2        19       307
                                                 --------    -------   --------   -------   -------
     Total interest
       sensitive
       liabilities.............................    60,654      9,077      7,615    20,473       307
                                                 --------    -------   --------   -------   -------

GAP............................................  $(43,914)   $ 9,524   $ 28,073   $29,468   $ 2,082
                                                 ========    =======   ========   =======   =======
Cumulative GAP.................................  $(43,914)  $(34,390)  $ (6,317)  $23,151   $25,233
                                                 ========    =======   ========   =======   =======
GAP to sensitive
 assets ratio..................................    (35.60)%     7.72%     22.76%    23.89%     1.69%
Cumulative GAP to
  sensitive assets ratio.......................    (35.60)%   (27.88)%    (5.12)%   18.77%    20.46%

     The preceding table reflects the Company's cumulative net interest sensitive position, or gap, as $(43,914,000) through three months, $(34,390,000) through six months and $(6,317,000) through one year. Thus, the Bank has a negative one year gap of $6,317,000, or 5.12% of assets. This suggests that the Company would benefit if interest rates fall during 1997 with the opposite occurring if interest rates rise. The Company may reduce its level of liability sensitivity by reducing the repricing horizons of its assets, lengthening the repricing horizons of its liabilities, or both. The large negative gap in the 0-90 day category is due to the placement of $44,090,000 of savings, money market and NOW deposits in this category. Interest rates on these deposits are determined by management and can be changed at any time. Management's ability to manage these rates in a beneficial manner has a significant impact on net interest income.

     It should be noted that the gap analysis presented above is a static analysis as of December 31, 1996. As such, it does not consider variables such as future loan and deposit volumes, mixes or interest rates.

     The Bank also utilizes financial modeling programs to measure and control its interest rate risk. In such programs changes in net interest income are forecast under various interest rate scenarios. Instantaneous shifts in interest rates of up to 200 basis points are regularly tested. At December 31, 1996 such tests indicate the effect on net interest income would be acceptable under guidelines established by the Board of Directors.

Impact of Inflation
-------------------

    The results of operations and financial position of the Company have been presented based on historical cost, unadjusted for the effects of inflation, except for the recording of unrealized gains and losses on securities available for sale. Inflation could significantly impact the value of the Company's interest rate sensitive assets and liabilities and the cost of noninterest expenses, such as salaries, benefits and other operating expenses.

    As a financial intermediary, the Company holds a high percentage of interest rate sensitive assets and liabilities. Consequently, the estimated fair value of a significant portion of the Company's assets and liabilities reprice more frequently than those of non-banking entities. The Company's policies attempt to structure its mix of financial instruments and manage its interest rate sensitivity gap in order to minimize the potential adverse effects of inflation or other market forces on its net interest income, earnings and capital. A comparison of the carrying value of the Company's financial instruments to their estimated fair value as of December 31, 1996 is disclosed in Note 13 to the accompanying consolidated financial statements.

    Indirectly, management of the money supply by the Federal Reserve to control the rate of inflation has an impact on the earnings of the Company. Further, changes in interest rates to control inflation may have a corresponding impact on the ability of certain borrowers to repay loans granted by the Company.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

    Financial statements required by this item are presented below. The Company does not meet the requirements for disclosure of supplementary quarterly financial data.

                            CITIZENS FINANCIAL CORP.
                                 AND SUBSIDIARY


CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1995

ASSETS                                                       1996            1995
                                                         ------------   ------------
Cash and due from banks                                  $  2,773,806   $  2,922,496
Federal funds sold                                                  -      3,025,000
Securities available for sale                              23,041,465      5,758,480
Securities held to maturity (estimated fair value
 $11,155,830 and $28,871,676, respectively)                11,092,955     28,615,056
Loans, less allowance for loan losses of $989,716 and
 $1,035,797, respectively                                  88,235,016     82,780,706
Bank premises and equipment, net                            1,594,297      1,323,009
Accrued interest receivable                                 1,104,518      1,131,347
Other assets                                                  917,871        793,859
                                                         ------------   ------------

   Total assets                                          $128,759,928   $126,349,953
                                                         ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Deposits:
 Noninterest bearing                                     $ 14,739,318   $ 14,555,405
 Interest bearing                                          94,830,622     95,115,270
                                                         ------------   ------------
   Total deposits                                         109,569,940    109,670,675
Short-term borrowings                                       2,964,557      1,590,207
Long-term borrowings                                          330,348        334,381
Other liabilities                                             951,935        803,184
                                                         ------------   ------------

   Total liabilities                                      113,816,780    112,398,447
                                                         ------------   ------------

Commitments and contingencies

Shareholders' equity
Common stock, $2.00 par value, authorized
 1,250,000 shares, issued 750,000 shares                    1,500,000      1,500,000
Additional paid-in capital                                  2,100,000      2,100,000
Retained earnings                                          12,381,430     11,297,042
Net unrealized (loss) gain on available for sale
 securities                                                   (76,927)         9,827
Treasury stock at cost, 66,447 and
 66,212 shares, respectively                                 (961,355)      (955,363)
                                                         ------------   ------------

   Total shareholders' equity                              14,943,148     13,951,506
                                                         ------------   ------------

   Total liabilities and shareholders' equity            $128,759,928   $126,349,953
                                                         ============   ============

                 See Notes to Consolidated Financial Statements

                            CITIZENS FINANCIAL CORP.
                                 AND SUBSIDIARY



CONSOLIDATED STATEMENTS OF INCOME
For The Years Ended December 31, 1996, 1995 and 1994

                                                       1996         1995        1994
                                                    -----------  ----------  ----------
Interest income
 Interest and fees on loans                         $ 7,973,313  $7,000,290  $5,672,148
 Interest and dividends on securities:
   Taxable                                            1,791,607   2,149,688   2,521,815
   Tax-exempt                                           281,763     289,205     192,414
 Interest on federal funds sold                          98,206      36,158     100,042
                                                    -----------  ----------  ----------
   Total interest income                             10,144,889   9,475,341   8,486,419
                                                    -----------  ----------  ----------

Interest expense
 Interest on deposits                                 3,758,677   3,408,802   3,059,125
 Interest on short-term borrowings                      110,191     114,748      69,281
 Interest on long-term borrowings                        10,761       6,411       2,131
                                                    -----------  ----------  ----------
   Total interest expense                             3,879,629   3,529,961   3,130,537
                                                    -----------  ----------  ----------

   Net interest income                                6,265,260   5,945,380   5,355,882
 Provision for loan losses                              168,000      60,000      48,549
                                                    -----------  ----------  ----------
   Net interest income after provision
     for loan losses                                  6,097,260   5,885,380   5,307,333
                                                    -----------  ----------  ----------

Noninterest income
 Trust income                                           103,021      84,969     113,678
 Service fees                                           271,305     257,510     224,569
 Insurance commissions                                   33,873      28,370      28,843
 Securities gains                                             -       6,552       1,913
 Other                                                  138,114      98,163      48,592
                                                    -----------  ----------  ----------
   Total noninterest income                             546,313     475,564     417,595
                                                    -----------  ----------  ----------

Noninterest expense
 Salaries and employee benefits                       2,127,154   1,980,749   1,978,310
 Net occupancy expense                                  289,722     274,654     266,616
 Equipment rentals, depreciation and maintenance        245,642     279,444     276,369
 Data processing                                        329,589     291,564     289,222
 Advertising                                             84,770      86,465      87,324
 FDIC insurance                                           2,000     125,728     246,711
 Other                                                1,099,485     873,915     871,904
                                                    -----------  ----------  ----------
   Total noninterest expense                          4,178,362   3,912,519   4,016,456
                                                    -----------  ----------  ----------

Income before income taxes                            2,465,211   2,448,425   1,708,472

 Income tax expense                                     833,934     822,583     598,857
                                                    -----------  ----------  ----------

   Net income                                       $ 1,631,277  $1,625,842  $1,109,615
                                                    ===========  ==========  ==========

Earnings per common share                                 $2.39       $2.36       $1.60
                                                    ===========  ==========  ==========

Average common shares outstanding                       683,676     687,598     691,920
                                                    ===========  ==========  ==========

                 See Notes to Consolidated Financial Statements

                            CITIZENS FINANCIAL CORP.
                                 AND SUBSIDIARY



CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1996, 1995 and 1994

                                                                     1996           1995          1994
                                                                 ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                      $  1,631,277   $  1,625,842   $  1,109,615
 Adjustments to reconcile net income to net
   cash provided by operating activities:
 Depreciation                                                         224,368        249,242        249,860
 Provision for loan losses                                            168,000         60,000         48,549
 Deferred income tax benefits                                          (5,926)       (21,417)       (41,005)
 Amortization of security premiums, net
   of accretion of security discounts                                 256,588        604,456        735,849
 Amortization of organization costs                                    63,400         63,400         63,400
 Securities gains                                                           -         (6,552)        (1,913)
 Other losses (gains)                                                   3,685        (18,397)         2,270
 Decrease (increase) in accrued interest receivable                    26,829        109,878        (30,595)
 (Increase) decrease in other assets                                  (94,098)      (206,071)         8,426
 Increase in other liabilities                                        148,751        249,363         92,836
                                                                 ------------   ------------   ------------

 Net cash provided by operating activities                          2,422,874      2,709,744      2,237,292
                                                                 ------------   ------------   ------------


CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from maturities and calls of securities
   held to maturity                                                18,425,000     16,837,100     11,107,500
 Principal payments received on securities
   held to maturity                                                   543,515        263,635        841,606
 Purchases of securities held to maturity                          (1,570,000)      (515,000)   (13,928,645)
 Proceeds from maturities and calls of securities
   available for sale                                               1,000,000         26,400              -
 Principal payments received on securities available for sale         394,073              -              -
 Purchases of securities available for sale                       (18,944,387)    (2,019,803)       (63,300)
 Loans made to customers, net                                      (5,855,203)   (17,628,497)      (220,635)
 Proceeds from sale of loans                                                -      2,547,590              -
 Purchases of bank premises and equipment                            (495,656)       (44,572)       (71,378)
 Proceeds from sale of other real estate and other assets             189,393         49,400          3,250
                                                                 ------------   ------------   ------------

 Net cash used in investing activities                             (6,313,265)      (483,747)    (2,331,602)
                                                                 ------------   ------------   ------------



                                  (Continued)


                 See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
For the Years Ended December 31, 1996, 1995 and 1994

------------------------------------------------------------------------------------------------
                                                            1996          1995          1994
------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net decrease in demand deposit, NOW, money
   market and savings accounts                           (3,267,613)   (2,446,848)   (3,841,956)
 Net increase (decrease) in time deposits                 3,166,878     4,054,252       (82,630)
 Net increase (decrease) in short-term borrowings         1,374,350      (540,875)      432,745
 Proceeds from long-term borrowings                               -       133,395        56,569
 Repayments of long-term borrowings                          (4,033)       (1,980)         (287)
 Dividends paid                                            (546,889)     (480,002)     (415,152)
 Acquisition of treasury stock                               (5,992)     (182,335)            -
                                                        -----------   -----------   -----------

 Net cash provided by (used in) financing activities        716,701       537,607    (3,850,711)
                                                        -----------   -----------   -----------

 (Decrease) increase in cash and cash equivalents        (3,173,690)    2,763,604    (3,945,021)

Cash and cash equivalents:
 Beginning                                                5,947,496     3,183,892     7,128,913
                                                        -----------   -----------   -----------

 Ending                                                 $ 2,773,806   $ 5,947,496   $ 3,183,892
                                                        ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash payments for:
   Interest on deposits and on other borrowings         $ 3,825,218   $ 3,423,712   $ 3,150,790
                                                        ===========   ===========   ===========

   Income taxes                                         $   896,530   $   800,526   $   628,692
                                                        ===========   ===========   ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES

 Other real estate and other assets acquired in
   settlement of loans                                  $   232,893   $    55,700   $     3,250
                                                        ===========   ===========   ===========




                 See Notes to Consolidated Financial Statements

                            CITIZENS FINANCIAL CORP.
                                 AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 1996, 1995 and 1994

-------------------------------------------------------------------------------------------------------------------------
                                                                                         Net
                                                                                      Unrealized                 Total
                                        Common Stock      Additional                    Gain                     Share-
                                     -------------------   Paid-In     Retained       (Loss) on    Treasury     holders'
                                     Shares   Amount       Capital     Earnings       Securities   Stock        Equity
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993           750,000  $1,500,000  $2,100,000  $ 9,456,739     $   -      $(775,028)  $12,281,711

 Net income                             -          -           -        1,109,615         -          -         1,109,615
 Cash dividends declared
    ($.60 per share)                    -          -           -         (415,152)        -          -          (415,152)
                                     -------  ----------  ----------  -----------     --------   ---------   -----------
Balance, December 31, 1994           750,000   1,500,000   2,100,000   10,151,202         -       (775,028)   12,976,174

 Net income                             -          -           -        1,625,842         -          -         1,625,842
 Cost of 8,132 shares
    acquired as
    treasury stock                      -          -           -            -             -       (180,335)     (180,335)
 Cash dividends declared
    ($.70 per share)                    -          -           -         (480,002)        -          -          (480,002)
 Net change in unrealized
    gain on available
    for sale securities                 -          -           -            -            9,827       -             9,827
                                     -------  ----------  ----------  -----------     --------   ---------   -----------
Balance, December 31, 1995           750,000   1,500,000   2,100,000   11,297,042        9,827    (955,363)   13,951,506

 Net income                             -          -           -        1,631,277         -          -         1,631,277
 Cost of 235 shares acquired
    as treasury stock                   -          -           -            -             -         (5,992)       (5,992)
 Cash dividends declared
    ($.80 per share)                    -          -           -         (546,889)        -           -         (546,889)
 Net change in unrealized
    gain (loss) on available
    for sale securities                 -          -           -            -          (86,754)       -          (86,754)
                                     -------  ----------  ----------  -----------     --------   ---------   -----------
Balance, December 31, 1996           750,000  $1,500,000  $2,100,000  $12,381,430     $(76,927)  $(961,355)  $14,943,148
                                     =======  ==========  ==========  ===========     ========   =========   ===========

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

  Securities: Debt and equity securities are classified as "held to maturity", "available for sale" or "trading" according to management's intent. The appropriate classification is determined at the time of purchase of each security and re-evaluated at each reporting date.

  Securities held to maturity - Debt securities for which the Company has the
  ---------------------------
positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts.

  Securities available for sale - Securities not classified as "held to
  -----------------------------
maturity" or as "trading" are classified as "available for sale". Securities classified as "available for sale" are those securities the Company intends to hold for an indefinite period of time, but not necessarily to maturity. "Available for sale" securities are reported at fair value. Unrealized gains or losses, adjusted for applicable income taxes, are reported as a separate component of shareholders' equity.

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

  A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the specific loan agreement. Impaired loans, other than certain large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, are reported at the present value of expected future cash flows discounted using the loan's original effective interest rate or, alternatively, at the loan's observable market price, or at the fair value of the loan's collateral if the loan is collateral dependent.
The method selected to measure impairment is made on a loan-by-loan basis, unless foreclosure is deemed to be probable, in which case the fair value of the collateral method is used.

Notes to Consolidated Financial Statements

  Interest is accrued daily on impaired loans unless the loan is placed on nonaccrual status. Impaired loans are placed on nonaccrual status when the payments of principal and interest are in default for a period of 90 days, unless the loan is both well secured and in the process of collection. Interest on nonaccrual loans is recognized primarily using the cost-recovery method.

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

  Other real estate: Other real estate consists of real estate held for resale which was acquired through foreclosure on loans secured by such real estate. At the time of acquisition, these properties are recorded at fair value with any writedown being charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Expenses incurred in connection with operating these properties are charged to operating expense as incurred. Charging such expenses to income rather than including them in loss on foreclosed real estate does not materially affect financial statement reporting. Gains and losses on the sales of these properties are credited or charged to operating income in the year of the transaction.

  Sales of these properties which are financed by the subsidiary bank and meet the criteria of covered transactions remain classified as other real estate until such time as principal payments have been received to warrant classification as a real estate loan.

  Organization costs: Organization costs are being amortized on a straight-line basis over a period of fifteen years. Unamortized organization costs totaled $132,084 at December 31, 1996.

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

  Reclassifications: Certain accounts in the consolidated financial statements for 1995 and 1994, as previously presented, have been reclassified to conform to current year classifications.

  Earnings per share: Earnings per common share are computed based upon the weighted average shares outstanding. The weighted average shares outstanding were 683,676, 687,598 and 691,920 for the years ended December 31, 1996, 1995 and 1994, respectively.

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

Notes to Consolidated Financial Statements

Note 2.  Cash Concentrations

  At December 31, 1995, the subsidiary bank had a concentration totaling $3,075,518 with Mellon Bank, NA, which consisted of a due from bank balance and federal funds sold. At December 31, 1996, the subsidiary bank had no such concentrations.

Note 3.  Securities

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

  The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at December 31, 1996 and 1995, are summarized as follows:

----------------------------------------------------------------------------------------------------
                                                                      1996
----------------------------------------------------------------------------------------------------
                                                  Carrying
                                                    Value            Unrealized        Estimated
                                                 (Amortized      --------------------     Fair
                                                    Cost)        Gains       Losses      Value
----------------------------------------------------------------------------------------------------
Held to maturity:
 U.S. Treasury securities                        $ 3,003,556     $ 20,820  $        -  $ 3,024,376
 U.S. Government agencies and corporations         1,000,000        3,438           -    1,003,438
 Mortgage backed securities - U.S. Government
    agencies and corporations                        967,624       11,240           -      978,864
 Corporate debt securities                           991,593       12,097           -    1,003,690
                                                 -----------     --------  ----------  -----------
    Total taxable                                  5,962,773       47,595           -    6,010,368

 Tax-exempt state and political subdivisions       5,130,182       69,640      54,360    5,145,462
                                                 -----------     --------  ----------  -----------

    Total securities held to maturity            $11,092,955     $117,235     $54,360  $11,155,830
                                                 ===========     ========  ==========  ===========


Notes to Consolidated Financial Statements

                                                                                     Carrying
                                                                                       Value
                                                                   Unrealized       (Estimated
                                                  Amortized    ------------------      Fair
                                                    Cost        Gains     Losses       Value)
----------------------------------------------------------------------------------------------------
Available for sale:
 U.S. Treasury securities                        $ 3,014,676  $ 31,417  $      -   $ 3,046,093
 U.S. Government agencies and corporations         9,016,425    16,508    44,152     8,988,781
 Mortgage-backed securities - U.S. Government
  agencies and corporations                          789,586         -    36,608       752,978
 Federal Reserve Bank stock                          108,000         -         -       108,000
 Federal Home Loan Bank stock                        424,900         -         -       424,900
 Corporate debt securities                         8,210,428    17,419    93,419     8,134,428
 Taxable state and political subdivisions          1,595,799         -     9,514     1,586,285
                                                 -----------  --------  --------   -----------

Total securities available for sale              $23,159,814  $ 65,344  $183,693   $23,041,465
                                                 ===========  ========  ========   ===========


----------------------------------------------------------------------------------------------------
                                                                     1995
----------------------------------------------------------------------------------------------------
                                                   Carrying
                                                     Value         Unrealized       Estimated
                                                  (Amortized    ----------------       Fair
                                                     Cost)      Gains    Losses        Value
----------------------------------------------------------------------------------------------------
Held to maturity:
 U.S. Treasury securities                        $10,043,914  $ 82,645  $  4,999   $10,121,560
 U.S. Government agencies and corporations         4,034,272    33,806     1,591     4,066,487
 Mortgage backed securities - U.S. Government
  agencies and corporations                        1,498,944    28,496         -     1,527,440
 Corporate debt securities                         8,060,876    43,244    19,220     8,084,900
                                                 -----------  --------  --------   -----------
  Total taxable                                   23,638,006   188,191    25,810    23,800,387

 Tax-exempt state and political subdivisions       4,977,050   111,162    16,923     5,071,289
                                                 -----------  --------  --------   -----------

  Total securities held to maturity              $28,615,056  $299,353  $ 42,733   $28,871,676
                                                 ===========  ========  ========   ===========



Notes to Consolidated Financial Statements

                                                                                   Carrying Value
                                                                  Unrealized         (Estimated
                                                 Amortized    ------------------       Fair
                                                    Cost         Gains    Losses      Value)
-------------------------------------------------------------------------------------------------
Available for sale:
 U.S. Government agencies and corporations       $ 4,040,824  $ 29,572  $     -    $ 4,070,396
 Mortgage-backed securities - U.S. Government
  agencies and corporations                        1,188,877         -    13,593     1,175,284
 Federal Reserve Bank stock                          108,000         -         -       108,000
 Federal Home Loan Bank stock                        404,800         -         -       404,800
                                                 -----------  --------  --------   -----------

  Total securities available for sale            $ 5,742,501  $ 29,572  $ 13,593   $ 5,758,480
                                                 ===========  ========  ========   ===========

  The maturities, amortized cost and estimated fair values of the Company's securities at December 31, 1996 are summarized as follows:

                                            Held to Maturity                  Available for Sale
                                     --------------------------------     --------------------------
                                                                                           Carrying
                                          Carrying                                          Value
                                            Value           Estimated                     (Estimated
                                         (Amortized            Fair          Amortized       Fair
                                            Cost)             Value            Cost         Value)
----------------------------------------------------------------------------------------------------
 Due within one year                     $ 4,911,937       $ 4,946,825      $ 1,868,249  $ 1,852,596
 Due after one through five years          5,624,063         5,653,676       18,566,598   18,479,536
 Due after five through ten years            556,955           555,329        1,076,080    1,066,643
 Due after ten years                               -                 -        1,115,987    1,109,790
 Equity securities                                 -                 -          532,900      532,900
                                         -----------       -----------      -----------  -----------
    Total                                $11,092,955       $11,155,830      $23,159,814  $23,041,465
                                         ===========       ===========      ===========  ===========

  Mortgage-backed securities having remaining contractual maturities ranging from 1 to 5 years have been allocated in the above maturity categories based on their anticipated average lives to maturity, which range from 1 to 2 years.

  The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage-backed securities, and the related gross gains and losses realized are as follows:

----------------------------------------------------------------------------------------------------
                                                         Proceeds From               Gross Realized
                                              -----------------------------------  -----------------
         Years Ended                                       Calls and    Principal
         December 31,                         Sales        Maturities   Payments     Gains    Losses
----------------------------------------------------------------------------------------------------
 1996
  Securities held to maturity                 $         -  $18,425,000   $543,515     $    -    $  -
  Securities available for sale                         -    1,000,000    394,073          -       -
                                              -----------  -----------   --------  ---------  ------

                                              $         -  $19,425,000   $937,588  $       -    $  -
                                              ===========  ===========   ========  =========  ======
 1995
  Securities held to maturity                 $         -  $16,837,100   $263,635     $6,643    $ 91
  Securities available for sale                         -       26,400          -          -       -
                                              -----------  -----------   --------  ---------  ------

                                              $         -  $16,863,500   $263,635   $  6,643  $   91
                                              ===========  ===========   ========  =========  ======
 1994
  Securities held to maturity                 $         -  $11,107,500   $841,606     $2,516    $603
                                              ===========  ===========   ========  =========  ======

  At December 31, 1996 and 1995, securities carried at $5,254,761 and $6,523,349, respectively, with estimated fair values of $5,260,151 and $6,564,476, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

Notes to Consolidated Financial Statements

  Included in corporate debt securities at December 31, 1996, are obligations of financial services industry companies with global operations with an approximate carrying value of $6,722,290 and an estimated fair value of $6,682,988.

  Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities which are included in securities available for sale in the accompanying financial statements. Such securities are carried at cost, since they may only be sold back to the respective Federal Home Loan Bank or Federal Reserve Bank or another member at par value.

Note 4. Loans
Loans are summarized as follows:

-------------------------------------------------------------------------
                                                      December 31,
                                                      ------------
                                                    1996          1995
-------------------------------------------------------------------------
Commercial, financial and agricultural           $11,090,900  $10,999,369
Real estate - construction                         1,507,874    1,734,406
Real estate - mortgage                            56,732,590   52,019,535
Installment loans                                 18,796,153   18,041,801
Credit card loans                                    933,000      810,451
Other                                                 28,149       53,624
                                                 -----------  -----------
Total loans                                       89,088,666   83,659,186

Net deferred loan origination fees and costs         176,026      195,600
Less unearned income                                  39,960       38,283
                                                 -----------  -----------
Total loans net of unearned income and net
 deferred loan origination fees and costs         89,224,732   83,816,503
Less allowance for loan losses                       989,716    1,035,797
                                                 -----------  -----------

 Loans, net                                      $88,235,016  $82,780,706
                                                 ===========  ===========

  Included in the above balance of net loans are nonaccrual loans amounting to $262,850 and $213,316 at December 31, 1996 and 1995, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $16,460, $7,297 and $41,725 for the years ended December 31, 1996, 1995 and
1994, respectively.

  In the past, the subsidiary bank has made loans, in the normal course of business, to its directors, executive officers and their related interests, and will continue to make such loans in the future. At December 31, 1996 and 1995, outstanding loans of this nature totaled $3,719,611 and $3,950,576, respectively.

Notes to Consolidated Financial Statements

  The following presents the activity with respect to related party loans aggregating $60,000 or more to directors, executive officers, and their related interests of Citizens Financial Corp. and subsidiary during the years ended December 31, 1996 and 1995:

------------------------------------------------
                          1996          1995
------------------------------------------------
Balance, beginning    $ 3,774,900   $ 2,304,469
Additions               3,468,690     4,589,477
Amounts collected      (3,667,471)   (3,119,046)
                      -----------   -----------

Balance, ending       $ 3,576,119   $ 3,774,900
                      ===========   ===========

  Concentrations of credit risk: The Company's subsidiary, Citizens National Bank, grants installment, commercial and residential loans to customers in Randolph County, West Virginia, and surrounding counties in striving to maintain a diversified loan portfolio.

  As of December 31, 1996, Citizens National Bank had direct and indirect extensions of credit to automobile dealers totaling approximately $6,949,420. These loans consist of automobile floor plan loans, commercial loans generally secured by liens on the pledges of accounts receivable, inventories or personal guarantees and indirect installment loans to finance consumer purchases of automobiles. The Bank evaluates each such customer's credit worthiness on a case-by-case basis. The amount of collateral obtained is based upon management's credit evaluation.

  In addition to the above, the Bank has direct extensions of credit to individuals and other entities in the lumber industry. These loans totaled approximately $5,073,175 at December 31, 1996, and consist of real estate installment contracts generally secured by liens on the property. The Bank evaluates each such customer's credit worthiness on a case-by-case basis.

Notes to Consolidated Financial Statements

Note 5.  Allowance for Loan Losses
  An analysis of the allowance for loan losses for the years ended December 31, 1996, 1995 and 1994, is as follows:

------------------------------------------------------------------------------
                                              1996        1995        1994
------------------------------------------------------------------------------
Balance, beginning of year                 $1,035,797  $1,000,000  $1,043,314
                                           ----------  ----------  ----------

Losses:
 Commercial, financial and agricultural             -           -      30,830
 Real estate - mortgage                        93,703       5,495      32,299
 Installment                                   72,358      40,691      34,614
 Credit cards                                  69,082           -           -
                                           ----------  ----------  ----------
    Total                                     235,143      46,186      97,743
                                           ----------  ----------  ----------

Recoveries:
 Commercial, financial and agricultural             -         916           -
 Real estate - mortgage                             -       8,266           -
 Installment                                   21,062      12,801       5,880
                                           ----------  ----------  ----------
    Total                                      21,062      21,983       5,880
                                           ----------  ----------  ----------

Net losses                                    214,081      24,203      91,863
Provision for loan losses                     168,000      60,000      48,549
                                           ----------  ----------  ----------

Balance, end of year                       $  989,716  $1,035,797  $1,000,000
                                           ==========  ==========  ==========

  The Company's total recorded investment in impaired loans at December 31, 1996 and 1995, approximated $425,945 and $105,523, respectively, for which the related allowance for loan losses determined in accordance with SFAS Nos. 114 and 118 approximated $0 and $0, respectively. The Company's average investment in such loans approximated $475,455 and $107,701 for the years ended December 31, 1996 and 1995, respectively. All impaired loans at December 31, 1996 and 1995, were collateral dependent, and accordingly, the fair value of the loan's collateral was used to measure the impairment of each.

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

  For the years ended December 31, 1996 and 1995, the Company recognized approximately $40,881 and $8,847, respectively, in interest income on impaired loans. Using a cash basis-method of accounting, the Company would have recognized approximately the same amount of interest income on such loans.

Notes to Consolidated Financial Statements

Note 6.  Bank Premises and Equipment
  The major categories of bank premises and equipment and accumulated depreciation at December 31, 1996 and 1995, are summarized as follows:

-----------------------------------------------------------
                                       1996        1995
-----------------------------------------------------------
Land                                $  309,029  $  309,029
Buildings and improvements           2,654,971   2,634,712
Furniture and equipment              2,667,770   2,192,373
                                    ----------  ----------
                                     5,631,770   5,136,114
Less accumulated depreciation        4,037,473   3,813,105
                                    ----------  ----------
Bank premises and equipment, net    $1,594,297  $1,323,009
                                    ==========  ==========

  Depreciation expense for the years ended December 31, 1996, 1995 and 1994, totaled $224,368, $249,242 and $249,860, respectively.

Note 7.  Deposits

 The following is a summary of interest bearing deposits by type as of December 31, 1996 and 1995:

------------------------------------------------------------------------------
                                                         1996         1995
------------------------------------------------------------------------------
NOW and Super NOW accounts                            $10,492,703  $11,433,593
Money market accounts                                   6,357,918    7,491,560
Savings accounts                                       27,390,250   28,767,251
Certificates of deposit under $100,000                 44,442,072   44,388,452
Certificates of deposit of $100,000 or more             6,147,679    3,034,414
                                                      -----------  -----------

 Total                                                $94,830,622  $95,115,270
                                                      ===========  ===========


 Interest expense on deposits is summarized below:

---------------------------------------------------------------------------------------------
                                                            1996         1995         1994
---------------------------------------------------------------------------------------------
NOW and Super NOW accounts                            $  244,221  $   257,458  $   245,712
Money market accounts                                    171,895      190,659      220,204
Savings accounts                                         780,917      804,420      884,409
Certificates of deposit under $100,000                 2,244,601    1,965,636    1,573,913
Certificates of deposit of $100,000 or more              317,043      190,629      134,887
                                                      ----------  -----------  -----------

 Total                                                $3,758,677  $ 3,408,802  $ 3,059,125
                                                      ==========  ===========  ===========


Notes to Consolidated Financial Statements

  The following is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 1996:

                                              Amount    Percent
                                            ----------  --------
      Three months or less                  $1,832,867       30%
      Three through six months               1,025,021       17%
      Six through twelve months              1,276,606       21%
      Over twelve months                     2,013,185       32%
                                            ----------      ---

      Total                                 $6,147,679      100%
                                            ==========      ===

 A summary of the maturities for all time deposits as of December 31, 1996 follows:


        Year                                            Amount
---------------------------------------------------  -----------
        1997                                         $30,126,847
        1998                                          16,178,709
        1999                                           3,583,639
        2000                                             700,556
                                                     -----------

                                                     $50,589,751
                                                     ===========

Note 8.  Income Taxes

  The components of applicable income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994, are as follows:

------------------------------------------------
                   1996       1995       1994
------------------------------------------------
    Current:
      Federal    $727,159   $736,000   $557,550
      State       112,701    108,000     82,312
                 --------   --------   --------

                  839,860    844,000    639,862
                 --------   --------   --------

    Deferred:
      Federal      (5,233)   (18,914)   (38,195)
      State          (693)    (2,503)    (2,810)
                 --------   --------   --------

                   (5,926)   (21,417)   (41,005)
                 --------   --------   --------

    Total        $833,934   $822,583   $598,857
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

Notes to Consolidated Financial Statements

  The tax effects of temporary differences which give rise to the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995, are as follows:

----------------------------------------------------------------
                                              1996        1995
----------------------------------------------------------------
 Deferred tax assets:
    Allowance for loan losses              $ 229,445   $ 247,186
    Employee benefit plans                    74,259      62,142
    Accrued income and expenses               28,002      22,025
    Net unrealized loss on securities         41,422           -
    Depreciation                              12,393      10,942
                                           ---------   ---------
                                             385,521     342,295
                                           ---------   ---------

 Deferred tax liabilities:
    Net loan origination fees and costs      (71,270)    (75,306)
    Accretion on securities                  (29,541)    (29,628)
    Net unrealized gain on securities           -         (6,152)
                                           ---------   ---------
                                            (100,811)   (111,086)
                                           ---------   ---------

    Net deferred tax asset                 $ 284,710   $ 231,209
                                           =========   =========

  A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rate by book pretax income for the years ended December 31, 1996, 1995 and 1994, is as follows:

-----------------------------------------------------------------------------------------------------------------
                                                         1996                  1995                 1994
                                                 --------------------  --------------------  --------------------
                                                   Amount    Percent     Amount    Percent    Amount    Percent
-----------------------------------------------------------------------------------------------------------------
 Computed tax at applicable statutory rate       $ 838,172      34.0   $ 832,465      34.0   $580,880      34.0
 Increase (decrease) in taxes resulting from:
 Tax-exempt interest                              (131,357)     (5.3)   (107,558)     (4.4)   (65,421)     (3.8)
 Amortization of organization costs                 21,556       0.9      21,556       0.9     21,556       1.3
 State income taxes, net of federal
    tax benefit                                     74,383       3.0      71,280       2.9     54,326       3.2
 Postretirement benefit plan accruals               22,921       0.9           -         -          -         -
 Other, net                                          8,259       0.3       4,840       0.2      7,516       0.4
                                                 ---------      ----   ---------      ----   --------      ----

 Applicable income taxes                         $ 833,934      33.8   $ 822,583      33.6   $598,857      35.1
                                                 =========      ====   =========      ====   ========      ====

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

Notes to Consolidated Financial Statements

  The components of the pension cost charged to expense for the years ended December 31, 1996, 1995 and 1994, consisted of the following:

------------------------------------------------------------------------------------
                                                     1996        1995        1994
------------------------------------------------------------------------------------
 Service cost                                     $  61,620   $  50,993   $  48,109
 Interest cost on projected benefit obligation      170,265     160,418     191,872
 Actual return on plan assets                      (454,315)   (511,401)     11,978
 Net amortization and deferral                      145,724     238,603    (271,189)
                                                  ---------   ---------   ---------

    Net pension benefit                           $ (76,706)  $ (61,387)  $ (19,230)
                                                  =========   =========   =========

  The following table sets forth the Plan's funded status as of December 31, 1996 and 1995, and the amount recognized in the accompanying balance sheets as of December 31, 1996 and 1995:

----------------------------------------------------------------------------------------
                                                                 1996          1995
----------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
 Vested benefits                                              $ 1,753,000   $ 1,749,000
                                                              ===========   ===========

 Accumulated benefits                                         $ 2,061,000   $ 2,014,000
                                                              ===========   ===========

 Projected benefit obligation                                 $(2,367,643)  $(2,288,439)
 Plan assets at fair value, consisting primarily of U.S.
    Government securities and listed common stocks              3,504,113     3,172,457
                                                              -----------   -----------
 Plan assets in excess of projected benefit obligation          1,136,470       884,018
 Unrecognized net gain                                           (611,459)     (394,224)
 Unrecognized net obligation at transition                       (162,535)     (185,656)
 Unrecognized prior service benefit                              (222,999)     (241,367)
                                                              -----------   -----------

Prepaid pension cost                                          $   139,477   $    62,771
                                                              ===========   ===========


 Assumptions used by the Bank in the determination of pension plan information consisted of the following:

-----------------------------------------------------------------------------------------------
                                                                           1996          1995
-----------------------------------------------------------------------------------------------
    Weighted average discount rate                                         7.50%         7.50%
    Weighted average rate of compensation increase                         6.00%         6.00%
    Weighted average expected long-term rate of return on plan assets      8.50%         8.50%

  401(k) Plan: The Bank established a 401(k) profit-sharing plan during 1994 for the benefit of all employees who have attained the age of 21 and completed one year of continuous service. Participating employees are eligible to contribute up to 10% of their annual compensation to the Plan. The Bank is eligible to make discretionary matching contributions in an amount up to 6% of each participant's annual compensation. In addition, the Bank is also eligible to make discretionary non-matching contributions to the Plan. Contributions made to the Plan by the Bank for the years ended December 31, 1996, 1995 and 1994, were $24,436, $30,000 and $0 respectively.

Notes to Consolidated Financial Statements

  Postretirement Benefit Plans: Citizens National Bank sponsors a postretirement health care plan and a postretirement life insurance plan for all retired employees that meet certain eligibility requirements. Both plans are contributory with retiree contributions that are adjustable based on various factors, some of which are discretionary. The plans are unfunded.

  Net periodic postretirement benefit cost included the following components for the years ended December 31, 1996, 1995 and 1994:

--------------------------------------------------------------------------------------------
                                     1996                 1995                 1994
                              -------------------  -------------------  --------------------
                              Health      Life      Health      Life     Health     Life
                               Care    Insurance     Care    Insurance    Care    Insurance
                               Plan       Plan       Plan       Plan      Plan      Plan
--------------------------------------------------------------------------------------------
Service cost-benefits
 attributable to
 service during the year      $13,809    $ 2,649   $10,912     $ 1,980   $15,245    $ 3,440
Interest on accumulated
 postretirement
 benefit obligation            25,445      5,063    24,812       4,649    23,868      5,594
Amortization of gain                -       (498)   (1,589)     (1,301)        -          -
Amortization of transition
 obligation                    17,111      3,835    17,111       3,835    17,111      3,835
                              -------    -------   -------     -------   -------    -------

 Net postretirement
    benefit cost              $56,365    $11,049   $51,246     $ 9,163   $56,224    $12,869
                              =======    =======   =======     =======   =======    =======

  The following tables set forth the plans' funded status reconciled with the obligations recognized in the accompanying balance sheets at December 31, 1996 and 1995;

----------------------------------------------------------------------------------------------------
                                             1996                                1995
                              --------------------------------      --------------------------------
                                Health       Life                   Health       Life
                                 Care     Insurance                  Care      Insurance
                                 Plan        Plan       Total        Plan        Plan       Total
----------------------------------------------------------------------------------------------------
Accumulated postretirement
 benefit obligation:
 Retirees                     $(144,341)   $(28,763)  $(173,104)   $(177,590)  $(30,394)  $(207,984)
 Active participants fully
    eligible for benefits       (49,793)    (10,110)    (59,903)     (33,127)    (5,589)    (38,716)
 Other active participants     (168,248)    (34,328)   (202,576)    (175,586)   (39,839)   (215,425)
                              ---------    --------   ---------    ---------   --------   ---------
                               (362,382)    (73,201)   (435,583)    (386,303)   (75,822)   (462,125)

Plan assets                           -           -           -            -          -           -
                              ---------    --------   ---------    ---------   --------   ---------
Accumulated postretirement
 benefit obligation
 in excess of plan assets      (362,382)    (73,201)   (435,583)    (386,303)   (75,822)   (462,125)
Unrecognized transition
 obligation                     273,771      61,352     335,123      290,882     65,187     356,069
Unrecognized net gain           (75,569)    (21,820)    (97,389)     (31,594)   (15,439)    (47,033)
                              ---------    --------   ---------    ---------   --------   ---------

Accrued postretirement
 benefit cost                 $(164,180)   $(33,669)  $(197,849)   $(127,015)  $(26,074)  $(153,089)
                              =========    ========   =========    =========   ========   =========


Notes to Consolidated Financial Statements

  The weighted average discount rate used in estimating the accumulated postretirement benefit obligations of the health care plan and the life insurance plan at December 31, 1996 and 1995, was 7.00% and 7.00%, respectively.

  For measurement purposes, the maximum monthly benefit of $100 payable per eligible retiree under the postretirement health care plan was assumed with no future increases. Accordingly, an assumed 1 percentage point annual increase in health care cost trend rates would not impact the health care plan's accumulated postretirement benefit obligation at December 31, 1996 or the aggregate of the service and interest cost components of the health care plan's net postretirement benefit cost for the year ended December 31, 1996.

  Executive Supplemental Income Plan: During 1995, the Bank entered into a non-qualified supplemental income plan with certain senior officers which provides participating officers with an income benefit payable at retirement age or death. The liability accrued for the Executive Supplemental Income Plan at December 31, 1996 and 1995 was $134,035 and $60,587, respectively, which is included in other liabilities. In addition, the Bank has purchased certain insurance contracts to fund the liabilities arising under this plan. At December 31, 1996 and 1995, the cash surrender value of these insurance contracts was $93,134 and $63,667.

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

  As a member of the FHLB, the subsidiary bank has access to various lines of credit under programs administered by the FHLB. Borrowings under these arrangements bear interest at the interest rate posted by the FHLB on the day of the borrowing and are subject to change daily. The lines of credit are secured by a blanket lien on all unpledged and unencumbered assets.

 The following information is provided relative to these obligations:

----------------------------------------------------------------------------------------------------
                                                          1996                      1995
                                                 -----------------------   -------------------------
                                                 Repurchase     Line of    Repurchase     Line of
                                                  Agreement     Credit      Agreement     Credit
----------------------------------------------------------------------------------------------------
Amount outstanding at December 31                $1,629,557   $1,335,000   $1,590,207   $        -

Weighted average interest rate at December 31          5.64%        6.00%        5.70%           -

Maximum month-end amount outstanding             $2,703,337   $  801,000   $2,844,630   $2,885,000

Average daily amount outstanding                 $1,875,809   $   56,885   $1,317,888   $  675,693

Weighted average interest rate for the year            5.71%        5.56%        5.40%        6.50%

  Long-Term Borrowings: The Company's long-term borrowings of $330,348 and $334,381 at December 31, 1996 and 1995, respectively, consisted of advances from the FHLB under its Affordable Housing Program. These borrowings, which at December 31, 1996 had an average fixed interest rate of 3.24% and mature in varying amounts through the year 2014, were used to finance the acquisition of loans issued by the Randolph County Housing Authority. A summary of the maturities of these borrowings for the next five years is as follows: $4,239 in 1997; $4,456 in 1998; $4,684 in 1999; $4,924 in 2000; $5,175 in 2001; and
$306,870 due thereafter.

Notes to Consolidated Financial Statements

Note 11.  Commitments and Contingencies

  Reserve Requirements: The subsidiary bank is required to maintain a reserve balance with the Federal Reserve Bank. At December 31, 1996, $936,000 was maintained in the reserve balance. The Bank does not earn interest on this balance.

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

--------------------------------------------------------------------
                                                 Contract Amount
Financial instruments whose contract        ------------------------
   amounts represent credit risk                1996         1995
--------------------------------------------------------------------
    Commitments to extend credit            $14,828,681  $16,816,663
    Standby letters of credit                   100,000      160,000
                                            -----------  -----------
                                            $14,928,681  $16,976,663
                                            ===========  ===========

  The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

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

Note 12.  Restrictions on Subsidiary Dividends

  The primary source of funds for the dividends paid by Citizens Financial Corp. is dividends received from its subsidiary, Citizens National Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires approval by the Office of the Comptroller of the Currency if dividends declared in any year exceed the year's net income, as defined, plus the retained net profits of the two preceding years. During 1997, the net retained profits available for distribution to Citizens Financial Corp. as dividends without regulatory approval approximate $2,044,870, plus net income of the subsidiary bank for the interim periods through the date of declaration.

  The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Notes to Consolidated Financial Statements

  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

  The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

  The bank's actual capital amounts and ratios are also presented in the following table (in thousands).

------------------------------------------------------------------------------------------------------------
                                                                                     To Be Well Capitalized
                                                                For Capital          Under Prompt Corrective
                                         Actual              Adequacy Purposes          Action Provisions
                                    ----------------         -----------------       -----------------------
                                    Amount    Ratio          Amount      Ratio       Amount          Ratio
------------------------------------------------------------------------------------------------------------
As of December 31, 1996:
Total Capital                       $15,876   18.15%         $6,998      8.0%        $8,747          10.0%
  (to Risk Weighted Assets)
Tier I Capital                       14,886   17.01%          3,501      4.0%         5,251           6.0%
  (to Risk Weighted Assets)
Tier I Capital                       14,886   11.47%          5,191      4.0%         6,489           5.0%
  (to Average Assets)
As of December 31, 1995:
Total Capital                        14,779   18.10%          6,532      8.0%         8,165          10.0%
   (to Risk Weighted Assets)
Tier I Capital                       13,743   16.85%          3,262      4.0%         4,894           6.0%
   (to Risk Weighted Assets)
Tier I Capital                       13,743   10.74%          5,118      4.0%         6,398           5.0%
   (to Average Assets)


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

  Accrued interest receivable and payable: The carrying values of accrued interest receivable and payable approximate their estimated fair values.

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

Notes to Consolidated Financial Statements

  Short-term borrowings: The carrying values of short-term borrowings approximate their estimated fair values.

  Long-term borrowings: The fair values of long-term borrowings are estimated by discounting scheduled future payments of principal and interest at current rates available on borrowings with similar terms.

  Off-balance-sheet instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit standing of the counterparties. The amounts of fees currently charged on commitments and standby letters of credit are deemed insignificant, and therefore, the estimated fair values and carrying values are not shown below.

  The carrying values and estimated fair values of the Company's financial instruments are summarized below:

---------------------------------------------------------------------------------------------------
                                           December 31, 1996                 December 31, 1995
                                  -----------------------------------    --------------------------
                                                        Estimated                      Estimated
                                      Carrying             Fair           Carrying        Fair
                                        Value             Value            Value         Value
---------------------------------------------------------------------------------------------------
Financial assets:
 Cash and due from banks               $  2,773,806       $  2,773,806  $  2,922,496  $  2,922,496
 Federal funds sold                               -                  -     3,025,000     3,025,000
 Securities available for sale           23,041,465         23,041,465     5,758,480     5,758,480
 Securities held to maturity             11,092,955         11,155,830    28,615,056    28,871,676
 Loans                                   88,235,016         87,246,744    82,780,706    82,687,334
 Accrued interest receivable              1,104,518          1,104,518     1,131,347     1,131,347
                                       ------------       ------------  ------------  ------------
                                       $126,247,760       $125,322,363  $124,233,085  $124,396,333
                                       ============       ============  ============  ============

Financial liabilities:
 Deposits                              $109,569,940       $109,914,324  $109,670,675  $110,081,055
 Short-term borrowings                    2,964,557          2,964,557     1,590,207     1,590,207
 Long-term borrowings                       330,348            330,348       334,381       334,381
  Accrued interest payable                  403,194            403,194       348,784       348,784
                                       ------------       ------------  ------------  ------------
                                       $113,268,039       $113,612,423  $111,944,047  $112,354,427
                                       ============       ============  ============  ============

Notes to Consolidated Financial Statements

Note 14.  Condensed Financial Statements of Parent Company

  Information relative to the Parent Company's balance sheets at December 31, 1996 and 1995, and the related statements of income and cash flows for the years ended December 31, 1996, 1995 and 1994, are presented below.

------------------------------------------------------------------------------------------
                                                                        December 31,
                                                                 -------------------------
Balance Sheets                                                       1996          1995
------------------------------------------------------------------------------------------
Assets
Cash                                                             $     2,567   $     3,260
Investment in subsidiary                                          14,940,581    13,948,246
                                                                 -----------   -----------

  Total assets                                                   $14,943,148   $13,951,506
                                                                 ===========   ===========

Shareholders' equity
Common stock, $2.00 par value, 1,250,000 shares
  authorized; issued 750,000 shares                              $ 1,500,000   $ 1,500,000
Additional paid-in capital                                         2,100,000     2,100,000
Retained earnings                                                 12,381,430    11,297,042
Net unrealized (loss) gain on securities                             (76,927)        9,827
Treasury stock at cost, 66,447 and
  66,212 shares, respectively                                       (961,355)     (955,363)
                                                                 -----------   -----------

  Total shareholders' equity                                     $14,943,148   $13,951,506
                                                                 ===========   ===========


------------------------------------------------------------------------------------------
                                                       For the Years Ended December 31,
                                                   ---------------------------------------
Statements of Income                                   1996          1995          1994
------------------------------------------------------------------------------------------
Income - dividends from subsidiary                 $   556,200   $   665,663   $   419,400
Expenses - operating                                     4,012         5,606         4,138
                                                   -----------   -----------   -----------
Income before equity in undistributed
  income of subsidiary                                 552,188       660,057       415,262
Equity in undistributed income of subsidiary         1,079,089       965,785       694,353
                                                   -----------   -----------   -----------

  Net income                                       $ 1,631,277   $ 1,625,842   $ 1,109,615
                                                   ===========   ===========   ===========

Notes to Consolidated Financial Statements

------------------------------------------------------------------------------------------
                                                      For the Years Ended December 31,
                                                   ---------------------------------------
Statements of Cash Flows                               1996          1995          1994
------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income                                         $ 1,631,277   $ 1,625,842   $ 1,109,615
Adjustments to reconcile net income to net
  cash provided by operating activities:
Equity in undistributed income of subsidiary        (1,079,089)     (965,785)     (694,353)
                                                   -----------   -----------   -----------

Cash provided by operating activities                  552,188       660,057       415,262
                                                   -----------   -----------   -----------

Cash Flows from Financing Activities
Dividends paid to shareholders                        (546,889)     (480,002)     (415,152)
Acquisition of treasury stock                           (5,992)     (180,335)            -
                                                   -----------   -----------   -----------

Cash used in financing activities                     (552,881)     (660,337)     (415,152)
                                                   -----------   -----------   -----------

(Decrease) increase in cash                               (693)         (280)          110
Cash:
  Beginning                                              3,260         3,540         3,430
                                                   -----------   -----------   -----------

 Ending                                            $     2,567   $     3,260   $     3,540
                                                   ===========   ===========   ===========


                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Citizens Financial Corp.
 and Subsidiary
Elkins, West Virginia

  We have audited the accompanying consolidated balance sheets of Citizens Financial Corp. and its subsidiary as of December 31, 1996 and 1995, and the related statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Financial Corp. and its subsidiary as of December 31, 1996 and 1995, and the results of their operations and cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

                                                    ARNETT & FOSTER, P.L.L.C.



Charleston, West Virginia
January 15, 1997

Item 9.  Changes in and  Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
          Financial Disclosure
          --------------------

     No reportable items.

PART III
--------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The number of directors of the Company is fixed at nine. The following table sets forth the names of the nine persons who have served as directors of Citizens Financial Corp. for the year ended December 31, 1996, their ages and principal occupations, the length of their service to Citizens Financial Corp. and the expiration of their present term.

                            Principal
                            Occupation                           Present
                           During Past         Director           Term
Name and Age               Five  Years        Since (1)          Expires
----------------------  ----------------  ----------------  ---------------
 Robert N. Alday        President,        September, 1986   April, 1997 (2)
 81                     Phil Williams
                        Coal Company

 Max L. Armentrout      President,        September, 1986   April, 1999
 59                     Mongold Lumber
                        Enterprises;
                        Chairman of the
                        Board, Citizens
                        Financial Corp.

 Virginia C. Chabut     Retired,          September, 1986   April, 1998
 76                     Randolph-
                        Elkins Public
                        Health Nurse

 Carlo DeMotto          President,        September, 1986   April, 1998
 74                     DeMotto
                        Peerless Coal
                        Company

 Raymond L. Fair        Attorney-at-Law   September, 1986   April, 1999
 69

 John F. Harris         Retired,          September, 1986   April, 1999
 69                     Transportation
                        Industry; Senior
                        Vice President,
                        Citizens National
                        Bank

 Cyrus K. Kump          President,
                        Kump Enterprises  June, 1992        April, 1997 (2)
 50                     Broker, Kerr
                        Real Estate

                            Principal
                            Occupation                           Present
                           During Past         Director           Term
Name and Age               Five  Years        Since (1)          Expires
----------------------  ----------------  ----------------  ---------------
Emery Thompson, Jr.     Retired,          September, 1986   April, 1998
71                      President and
                        Chief Executive
                        Officer, Citizens
                        National Bank

L. T. Williams          President,        September, 1986   April, 1999
65                      Elkins Builders
                        Supply


(1) All of the above named directors, with the exception of Mr. Alday, have also served as directors of Citizens National Bank for the past five years on a continuous basis. Mr. Alday has not served Citizens National Bank in any official capacity.

(2) Messrs. Alday and Kump have been nominated to stand for reelection to an additional 3 year term expiring in April, 2000.

     Set forth below are the executive officers of Citizens Financial Corp., their age, present position and relations that have existed with affiliates and others during the past five years.


                                            Principal Occupation and
                          Present          Banking Experience During
Name and Age              Position            the Last Five Years
----------------------  --------------  ----------------------------------

 Max L. Armentrout      Chairman of     Chairman of the Board,
 59                     the Board       Citizens Financial Corp.;
                                        President, Mongold Lumber
                                        Enterprises

 Robert J. Schoonover   President and   President and Chief Executive
 57                     Chief Executive Officer, Citizens National Bank
                        Officer         (April 1994 - present); Executive
                                        Vice President, Citizens National
                                        Bank

 Raymond L. Fair        Vice President  Attorney-at-Law; Director,
 69                     and Secretary   Citizens Financial Corp.

 Thomas K. Derbyshire   Treasurer       Vice President and Chief Financial
 38                                     Officer, Citizens National Bank
                                        (April 1995 - present)
                                        Vice President, Comptroller,
                                        Citizens National Bank (June 1991 -
                                        April 1995)

Item 11.  Executive Compensation
--------------------------------

     The executive officers of Citizens Financial Corp. serve without compensation from the Company. They are, however, compensated by Citizens National Bank for serving as Bank officers with the exception of Messrs. Armentrout and Fair who are not employed by the Bank. The following table sets forth the compensation of the Company's CEO for the years 1996, 1995 and 1994. No executive officers received total annual salary and bonus exceeding $100,000.

                      SUMMARY COMPENSATION TABLE

                                                    Other Annual
        Name and                    Salary          Compensation
    Principal Position        Year     $     Bonus       $
------------------------------------------------------------------

Robert J. Schoonover,         1996   66,198      -   7,414 (3) (4)
President & CEO (1)           1995   62,302      -   7,434 (3) (4)
                              1994   58,746      -   1,116 (3) (4)

Emery Thompson, Jr.,          1994   25,349      -     372 (3) (4)
President & CEO (2)


(1)  Mr. Schoonover was appointed Company President & CEO effective
     April 16, 1994.

(2)  Mr. Thompson retired from the Company effective April 16, 1994.

(3) The Bank's group life and health insurance program, which is paid for by the Bank, is made available to all full-time employees and does not discriminate in favor of directors or officers; however, in accordance with IRS Code Section 79, the cost of life insurance coverage for an individual in excess of $50,000 is added to the individual's earnings and is included in this figure. Also included in this figure board fees earned and the Company's contributions to the individuals 401(k) retirement savings program to which the individual has a vested interest.

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

     Neither the Company or the Bank maintain any form of stock option, stock appreciation rights, or other long-term compensation plans. Directors of the registrant are compensated for meetings attended in the amount of $100 per meeting. Directors of the Bank receive $400 per meeting. Under normal circumstances, the Board of Citizens Financial Corp meets quarterly while the Citizens National Bank Board meets monthly. Directors who are members of the Bank's loan committee, which meets weekly, receive $300 per month. In addition, the chairman of Citizens Financial Corp. receives $1,250 per month for service in that capacity, while the senior vice-president of the Bank receives $1,000 monthly for his services. No employment contracts or change in control arrangements exist between any executive officer and the registrant, or it's subsidiary.

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


     The estimated credited years of service for the executive officers of Citizens Financial Corp. in the pension plan of Citizens National Bank are as follows:

                                Years of Credited Service*
                                --------------------------

     Robert J. Schoonover                   23
     Thomas K. Derbyshire                    5

     * Max L. Armentrout and Raymond L. Fair are not participants in the pension plan of Citizens National Bank.

401-(k) Plan
------------

     The Bank established a 401-(k) profit-sharing plan during 1994 for the benefit of all employees who have attained the age of 21 and completed one year of continuous service. Participating employees are eligible to contribute up to 10% of their annual compensation to the plan. The Bank is eligible to make discretionary matching contributions in an amount up to 6% of each participants annual compensation. In addition, the Bank is also eligible to make discretionary non-matching contributions to the plan. During the years ended December 31, 1996 and 1995, such discretionary non-matching contributions totaled $24,436 and $30,000 respectively. No contributions were made to the plan by the Bank for the year ended December 31, 1994.

Executive Supplemental Income Plan
----------------------------------

     During 1995 the Bank entered into a non-qualified supplemental income plan with certain senior officers. This plan provides participating officers with retirement income benefits conditioned upon continued employment with the Bank until reaching the retirement age of 65 or the age of 62 with 30 years of service. Such benefits are payable to the participant, or their beneficiary, in 180 equal monthly installments. In the event the participant should die before attaining retirement age but after reaching age 55 with 15 years of service, or age 60, lump sum death benefits equal to the participants' deferred compensation amount are paid to the beneficiary. Should death occur prior to the above described conditions the death benefit is reduced by 50 percent. The liabilities arising under this plan are funded by certain insurance contracts purchased by the Bank. Additional information related to the Bank's Executive Supplemental Income Plan may be obtained by reference to Note 9-Notes to Consolidated Financial Statements which may be found on page 41 of this report.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The following table lists each shareholder who is the beneficial owner of more than 5% of the Company's common stock, the only class of stock outstanding, as of February 28, 1996.


Name and Address       Amount and Nature of   Percent
of Beneficial Owner    Beneficial Ownership  of Class
---------------------  --------------------  ---------

Cede & Co.                    66,431           9.72%
P. O. Box 20
Bowling Green Station
New York, NY  10004


     The following table sets forth the amount and percentage of stock of Citizens Financial Corp. beneficially owned by each director and executive officer of the Company, and by all directors and executive officers as a group, as of February 28, 1996.


                         Shares of Stock Beneficially Owned   Percent of
                         -----------------------------------
Name                      Direct      Indirect       Total     Ownership
-----------------------  ---------  -------------  ---------  -----------

 Robert N. Alday               500     29,700 (1)     30,200        4.42%
 Max L. Armentrout          19,450      4,000 (2)     23,450        3.43
 Virginia C. Chabut          6,500             -       6,500         .95
 Carlo DeMotto              12,630     15,050 (3)     27,680        4.05
 Raymond L. Fair             3,750      4,200 (4)      7,950        1.16
 John F. Harris                500      5,500 (5)      6,000         .88
 Cyrus K. Kump                 505      5,750 (6)      6,255         .92
 Robert J. Schoonover          500        100 (7)        600         .09
 Emery Thompson, Jr.           500     18,580 (8)     19,080        2.79
 L. T. Williams              1,750             -       1,750         .26
 Thomas K. Derbyshire           70             -          70         .01
 All Directors and
 executive officers
 as a group                 46,655        82,880     129,535       18.95


(1) Mr. Alday's indirect ownership includes 16,300 shares owned by his wife and 13,400 shares which he votes for the Phil Williams Coal Company.

(2)  Mr. Armentrout's indirect ownership includes 4,000 shares owned by his wife

(3) These 15,050 shares are owned by DeMotto Peerless Coal Company and are voted by Mr. DeMotto.

(4)  These 4,200 shares are owned by Mr. Fair's wife.

(5)  These 5,500 shares are jointly owned by Mr. Harris and his wife.

(6) Mr. Kump's indirect ownership includes 4,000 shares owned by his mother, 750 shares owned by his wife and 1,000 held by his wife as custodian for their children.

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

     During the year 1996, the highest aggregate indebtedness of all executive officers and directors of the holding company, its subsidiary, and their related interest was

$5,653,000 or 37.83 percent of the equity capital of Citizens Financial Corp. As of December 31, 1996, there were unused lines of credit of $1,566,200 or
10.48 percent of the equity capital of Citizens Financial Corp. outstanding to these parties.

     Other than loans originated in the normal course of business by the Bank, none of the directors, executive officers, 5 percent or more beneficial stockholders or their immediate family members have an interest or are involved in any transactions with Citizens Financial Corp. or Citizens National Bank in which the amount involved exceeds $60,000, or was not subject to the usual terms or conditions, or was not determined by competitive bids. Information related to loans granted to related parties in excess of $60,000 is contained in Note 4-Notes to Consolidated Financial Statements, which may be found on page 36 of this report. Similarly, no director, executive officer or 5 percent or more beneficial stockholder has an equity interest in excess of 10 percent in a business or professional entity that has made payments to or received payments from Citizens Financial Corp. or Citizens National Bank in 1996 which exceeds 5 percent of either party's gross revenue.

     Raymond L. Fair is a director of Citizens Financial Corp. and also served as legal counsel to that corporation and to Citizens National Bank during 1996. Legal fees paid or payable to Mr. Fair by Citizens Financial Corp. and Citizens National Bank were approximately $6,000 for the year 1996.

Part IV
-------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)  (1) and (2) Financial Statements and Financial Statement Schedules.

     All financial statements and financial statement schedules required to be filed by Item 8 of this Form or by Regulation S-X which are applicable to the registrant have been presented in the financial statements, notes thereto, in management's discussion and analysis of financial condition and results of operations or elsewhere where appropriate.
     (3) Listing of Exhibits - see Index to Exhibits on page 57.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of 1996.
(c)  Exhibits - see index to Exhibits on page 57 of this Form 10-K.

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

Item 14(c)  Index to Exhibits
-----------------------------

                                                             S-K 601         Sequential
Description                                              Table Reference     Page Number
------------------------------------------------------  ----------------   ---------------

 Plan of acquisition,  reorganization,
  arrangement, liquidation or succession                        2                 N/A
 Articles or incorporation and bylaws:                          3                 N/A
  (a) Articles of Incorporation                                                   (c)
  (b) Bylaws                                                                      (c)
Instruments defining the rights of security
  holders including indentures                                  4                 N/A
Voting trust agreements                                         9                 N/A
Material contracts                                             10                 (d)
Statement Re: Computation of per
 share earnings                                                11                 (a)
Statements Re: Computation of ratios                           12                 (a)
Letter re: change in certifying accountant                     16                 N/A
Letter re: change in accounting principles                     18                 N/A
Subsidiaries of the registrant                                 21                  63
Published report regarding matters submitted
 to vote of security holders                                   22               64,65
Consents of experts and counsel                                23                  66
Power of attorney                                              24                 N/A
Financial data schedules                                       27                  67
Additional exhibits                                            99                 (b)


(a) The computation of minimum standard capital ratios, which are shown on pages 22 and 46 of this filing, was done as specified in applicable regulatory guidelines. All other ratios presented may be clearly determined from the material contained in this filing.

(b) List of permitted nonbanking activities previously filed on pages 47-49 of Form S-4 Registration Statement of Citizens Financial Corp., SEC File No. 33-11423, dated February 19, 1987 is incorporated by reference into this filing.

(c) The Company's Articles of Incorporation and Bylaws were previously filed on pages 54-63 and 64-73, respectively, of its Form 10-K dated December 31, 1995 are incorporated by reference into this filing.

(d) The Bank's Executive Supplemental Income Agreement as previously filed on pages 74 - 80 of its Form 10-K dated December 31, 1995 is incorporated by reference into this filing. The final page of that document, previously filed on page 81 of the Company's Form 10-K dated December 31, 1995, is amended on page 62 of this document.

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

      Signature                    Title                          Date
      ---------                    -----                          ----

/s/  Max L. Armentrout           Chairman of the Board           3/12/97
--------------------------       and Director                 -----------
     Max L. Armentrout


__________________________       Director                      __________
     Robert N. Alday


/s/  Virginia C. Chabut          Director                        3/12/97
--------------------------                                     -----------
     Virginia C. Chabut


/s/  Carlo DeMotto               Director                        3/12/97
--------------------------                                     -----------
     Carlo DeMotto


/s/  Raymond L. Fair             Director                        3/12/97
--------------------------                                     -----------
     Raymond L. Fair


/s/  John F. Harris              Director                        3/12/97
--------------------------                                     -----------
     John F. Harris


/s/  Cyrus K. Kump               Director                        3/12/97
--------------------------                                     -----------
     Cyrus K. Kump


/s/  Emery Thompson, Jr.         Director                        3/12/97
--------------------------                                     -----------
     Emery Thompson, Jr.


/s/  L. T. Williams              Director                        3/12/97
--------------------------                                     -----------
     L. T. Williams

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
 SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
                       PURSUANT TO SECTION 12 OF THE ACT
                       ---------------------------------

The entire annual report and proxy materials mailed to the Company's stockholders has been furnished to the Commission for its information under separate cover, in paper format, concurrent with submission to stockholders on March 17, 1997 .