Form 10-Q
period 1997-03-31
CITIZENS FINANCIAL CORP/DE/
filed 1997-05-12
CIK 764156

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended                     March 31, 1997
                              -------------------------------------------------

Commission file number 2-96144
                       -------


                             CITIZENS FINANCIAL CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                              Delaware                       55-0666598
------------------------------------------------------------------------------
            (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)       Identification No.)


             213 Third Street, Elkins, West Virginia       26241
-------------------------------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)


                                 (304) 636-4095
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                Not Applicable
------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           Yes   X    No
                                                       -------   -------


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Outstanding at
                Class                       March 31, 1997
                -----                     -----------------


          Common Stock ($2 par value)               683,553


              This report contains 20 pages.

                                   FORM 10-Q
                            CITIZENS FINANCIAL CORP.
                          Quarter Ended March 31, 1997


                                     INDEX


                                                        Page No.
                                                        --------

Part I.   Financial Information

      Condensed Consolidated Balance Sheets
       March 31, 1997 and December 31, 1996.............. 3

      Condensed Consolidated Statements of Income
       Three Months Ended
       March 31, 1997 and March 31, 1996................. 4 & 5

      Condensed Consolidated Statements of
       Changes in Shareholders' Equity
       Three Months Ended
       March 31, 1997 and March 31, 1996................. 6

      Condensed Consolidated Statements of
       Cash Flows
       Three Months Ended
       March 31, 1997 and March 31, 1996................. 7

      Notes to Condensed Consolidated
       Financial Statements.............................. 8 - 12

      Management's Discussion and Analysis
       of Financial Condition and Results
       of Operations..................................... 13 - 18

Part II.  Other Information and Index to Exhibits........ 19

      Signatures......................................... 20

                         PART I - FINANCIAL INFORMATION
                            CITIZENS FINANCIAL CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)

                                                        March 31,   Dec. 31,
                                                          1997        1996
                                                       -----------  --------
                                                       (Unaudited)     *
ASSETS
--------

Cash and due from banks                                  $  4,637   $  2,774
Federal funds sold                                              -          -
Securities available for sale (Note 2)                     21,873     23,041
Securities held to maturity (estimated fair
  value $10,826 and $11,156, respectively) (Note 2)        10,809     11,093
Loans, less allowance for loan losses of
  $1,008 and $990, respectively (Notes 3 and 4)            87,246     88,235
Premises and equipment                                      1,558      1,594
Accrued interest receivable                                   972      1,105
Other assets                                                  905        918
                                                         --------   --------
     Total Assets                                        $128,000   $128,760
                                                         ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
   Noninterest bearing                                   $ 14,378   $ 14,739
   Interest bearing                                        94,788     94,831
                                                         --------   --------
     Total deposits                                       109,166    109,570
Short-term borrowings                                       1,573      2,965
Long-term borrowings                                        1,124        330
Other liabilities                                             952        952
                                                         --------   --------
     Total liabilities                                    112,815    113,817
                                                         --------   --------

Commitments and contingencies (Note 5)

SHAREHOLDERS' EQUITY
--------------------

Common stock, authorized, 1,250,000 shares of
   $2.00 par value; issued 750,000 shares                   1,500      1,500
Additional paid in capital                                  2,100      2,100
Retained earnings                                          12,712     12,381
Net unrealized loss on available for
   sale securities                                           (166)       (77)
Treasury stock, at cost, 66,447 shares                       (961)      (961)
                                                         --------   --------
     Total shareholders' equity                            15,185     14,943
                                                         --------   --------
     Total Liabilities and Shareholders' Equity          $128,000   $128,760
                                                         ========   ========

*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)

                                                              Three Months Ended
                                                                  March 31,
                                                              ------------------
                                                                 1997    1996
                                                                  (Unaudited)
INTEREST INCOME
---------------

Interest and fees on loans                                       $1,986  $1,950
Interest and dividends on
  securities:
    Taxable                                                         450     431
    Tax-exempt                                                       67      81
Interest on federal funds sold                                        2      43
                                                                 ------  ------
  Total interest income                                           2,505   2,505
                                                                 ------  ------

INTEREST EXPENSE
---------------

Interest on deposits                                                916     922
Interest on short-term borrowing                                     36      22
Interest on long-term borrowing                                       8       3
                                                                 ------  ------
  Total interest expense                                            960     947
                                                                 ------  ------
  Net interest income                                             1,545   1,558
Provision for loan losses                                            60      42
                                                                 ------  ------
  Net interest income after
    provision for loan losses                                     1,485   1,516
                                                                 ------  ------

NONINTEREST INCOME
------------------

Trust department income                                               0       1
Service fees                                                         54      69
Insurance commissions                                                 7       9
Realized securities gains, net                                        0       0
Other                                                                98      38
                                                                 ------  ------
  Total noninterest income                                          159     117
                                                                 ------  ------

NONINTEREST EXPENSE
-------------------

Salaries and employee benefits                                      507     519
Net occupancy expense                                                72      69
Equipment rentals, depreciation
  and maintenance                                                    56      61
Data processing                                                      88      81
Advertising                                                          27      19
Other                                                               270     251
                                                                 ------  ------
  Total noninterest expenses                                      1,020   1,000
                                                                 ------  ------

Income before income taxes                                          624     633
Income tax expense                                                  225     228
                                                                 ------  ------
Net income                                                       $  399  $  405
                                                                 ======  ======

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands of dollars, except per share data)
                                  (Continued)


Earnings per common share (Note 6)     $    .58  $    .59
                                       ========  ========
Weighted average shares outstanding     683,553   683,788
Dividends per common share             $    .10  $    .10
                                       ========  ========

The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           (In thousands of dollars)



                        Three Months Ended March 31, 1997 and 1996
                    --------------------------------------------------
                                       (unaudited)
                                                                              Net                    Total
                                                   Additional              Unrealized                Share-
                                  Common    Stock   Paid-in    Retained   Gain/(Loss) on  Treasury   holders'
                                  Shares    Amount  Capital    Earnings    Securities       Stock    Equity
                               -------------------------------------------------------------------------------

Balance, January 1, 1996          750,000   $1,500   $2,100    $11,297      $  10           $(955)    $13,952
Net income                                                         405                                    405
Net change in unrealized gain/
  (loss) on securities                                                       (139)                       (139)
Cash dividends declared
  ($.10 per share)                                                 (69)                                   (69)
                               -------------------------------------------------------------------------------

Balance, March 31, 1996           750,000   $1,500   $2,100    $11,633      $(129)          $(955)    $14,149
                               ===============================================================================

Balance, January 1, 1997          750,000   $1,500   $2,100    $12,381      $ (77)          $(961)    $14,943
Net income                                                         399                                    399
Net change in unrealized
  loss on securities                                                          (89)                        (89)
Cash dividends declared
 ($.10 per share)                                                  (68)                                   (68)
                               -------------------------------------------------------------------------------

Balance March 31, 1997            750,000   $1,500   $2,100    $12,712      $(166)          $(961)    $15,185
                               ===============================================================================



The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                          1997      1996
                                                           (Unaudited)
Cash flows from operating activities:
 Net Income                                             $   399   $   405
 Adjustments to reconcile net income to
  cash provided by operating activities:
  Provision for loan losses                                  60        42
  Depreciation and amortization                              76        71
  Amortization and accretion on securities                   36        49
  Decrease in accrued interest
    receivable                                              133        21
  Increase in other assets                                   (3)       (8)
  Increase in other liabilities                              49       205
                                                        -------   -------
    Cash provided by operating activities                   750       785
                                                        -------   -------

Cash flows from investing activities:
 Principal payments, available for sale
  securities                                                  2        92
 Proceeds from maturities and calls,
  available for sale securities                           1,000     1,000
 Purchases of available for sale securities                 (11)   (8,945)
 Principal payments, held to maturity securities            247        25
 Proceeds from maturities and calls, held
  to maturity securities                                     40     3,976
 Purchases of premises and equipment                        (24)     (314)
 Decrease (increase) in loans                               929    (1,406)
                                                        -------   -------
   Cash provided (used) by investing
     activities                                           2,183    (5,572)
                                                        -------   -------

Cash flows from financing activities:
 Cash dividends paid                                        (68)      (69)
 (Decrease) increase in short-term borrowing             (1,392)      582
 Increase (decrease) in long-term borrowing                 794        (1)
 (Decrease) increase in time deposits                      (480)    2,746
 Increase (decrease) in other deposits                       76    (1,440)
                                                        -------   -------
   Cash (used) provided by financing activities          (1,070)    1,818
                                                        -------   -------

Net increase (decrease) in cash and cash equivalents      1,863    (2,969)
Cash and cash equivalents at beginning of period          2,774     5,948
                                                        -------   -------

Cash and cash equivalents at end of period              $ 4,637   $ 2,979
                                                        =======   =======
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
 Interest                                               $ 1,012   $   938
 Income Taxes                                           $    44   $    70
 Supplemental Schedule of Noncash Investing
   and Financing Activities:
 Other real estate and other assets acquired in
   settlement of loans                                  $   134   $    -

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

          The condensed consolidated statements contained herein include the accounts of Citizens Financial Corp. and its wholly-owned subsidiary Citizens National Bank ("the Bank"). All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens' 1996 Annual Report to Shareholders and Form 10-K.

RECLASSIFICATIONS
-----------------

          Certain amounts in the financial statements for 1996, as previously presented, have been reclassified to conform to current period classifications.

NOTE 2 - SECURITIES
         ----------

          The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 1997 and December 31, 1996 are summarized as follows (in thousands):



                                                                        March 31, 1997
                                                     ------------------------------------------------
                                                     Carrying
                                                       Value                                 Estimated
                                                    (Amortized     Unrealized   Unrealized     Fair
                                                       Cost)         Gains        Losses       Value
-----------------------------------------------------------------------------------------------------
                                                                        (Unaudited)
Held to maturity:
U.S. Treasury securities.............                 $ 3,001         $ 11       $   -      $ 3,012
U.S. Government agencies
 and corporations....................                   1,000            1           -        1,001
Mortgage backed securities-
 U.S. Government agencies
 and corporations....................                     722            3           -          725
Corporate debt securities............                     993            8           -        1,001
                                                     --------       ------       -----      -------
 Total taxable.......................                   5,716           23           -        5,739
                                                     --------       ------       -----      -------
Tax-exempt state and political
 subdivisions........................                   5,093           56          62        5,087
                                                     --------       ------       -----      -------
 Total securities
   held to maturity..................                 $10,809         $ 79        $ 62      $10,826
                                                     ========       ======       =====      =======



                                                                                             Carrying
                                                                                              Value
                                                                                            (Estimated
                                                    Amortized     Unrealized   Unrealized     Fair
                                                       Cost         Gains        Losses       Value)
-----------------------------------------------------------------------------------------------------
Available for sale:
U.S. Treasury securities.............                 $ 3,014         $  1        $  5      $ 3,010
U.S. Government agencies
 and corporations....................                   8,007            1          80        7,928
Mortgage backed securities-
 U.S. Government agencies
 and corporations....................                     785            -          25          760
Corporate debt securities............                   8,192            2         143        8,051
Taxable state and political
 subdivisions........................                   1,586            -           6        1,580
Federal Reserve Bank stock...........                     108            -           -          108
Federal Home Loan Bank stock.........                     436            -           -          436
                                                     --------       ------       -----      -------
 Total securities available
  for sale...........................                 $22,128         $  4        $259      $21,873
                                                     ========       ======       =====      =======


                                                                     December 31, 1996*
                                                    ------------------------------------------------
                                                     Carrying
                                                       Value                                 Estimated
                                                    (Amortized     Unrealized   Unrealized     Fair
                                                       Cost)         Gains        Losses       Value
                                                    --------------------------------------------------
-----------------------------------------------------------------------------------------------------
                                                                        (Unaudited)
Held to maturity:
U.S. Treasury securities.............                 $ 3,004         $ 21  $    -          $ 3,025
U.S. Government agencies
 and corporations....................                   1,000            3           -        1,003
Mortgage backed securities-
 U.S. Government agencies
 and corporations....................                     968           11           -          979
Corporate debt securities............                     991           12           -        1,003
                                                     --------       ------       -----      -------
 Total taxable.......................                   5,963           47           -        6,010
                                                     --------       ------       -----      -------
Tax-exempt state and political
 subdivisions........................                   5,130           70          54        5,146
                                                     --------       ------       -----      -------
 Total securities
  held to maturity...................                 $11,093         $117        $ 54      $11,156
                                                     ========       ======       =====      =======

*From audited financial statements.

                                                                                             Carrying
                                                                                              Value
                                                                                            (Estimated
                                                    (Amortized     Unrealized   Unrealized     Fair
                                                       Cost)         Gains        Losses       Value)
                                                    ------------------------------------------------
                                                                           *
-----------------------------------------------------------------------------------------------------
Available for sale:
U.S. Treasury securities.............                $  3,015       $   31       $   -      $ 3,046
U.S. Government agencies
 and corporations....................                   9,016           17          44        8,989
Mortgage-backed securities -
 U.S. Government
 agencies and corporations...........                     790            -          37          753
Federal Reserve Bank stock...........                     108            -           -          108
Federal Home Loan Bank stock.........                     425            -           -          425
Corporate debt securities............                   8,210           17          93        8,134
Taxable state and
 political subdivisions..............                   1,596            -          10        1,586
                                                     --------       ------       -----      -------
Total securities available for
 sale................................                $ 23,160       $   65       $ 184      $23,041
                                                     ========       ======       =====      =======


     The maturities, amortized cost and estimated fair values of the Bank's securities at March 31, 1997 are summarized as follows (in thousands):

                                             Held to maturity             Available for sale
                                   ------------------------------------  --------------------
                                      Amortized          Estimated       Amortized  Estimated
                                         Cost            Fair Value        Cost     Fair Value
                                   ----------------  ------------------  ---------  ----------

Due within 1 year                      $ 5,362             $ 5,381       $   501     $   501
Due after 1 but within 5 years           4,890               4,893        19,434      19,199
Due after 5 but within 10 years            557                 552         1,075       1,057
Due after 10 years                          -                   -          1,118       1,116
                                       -------             -------       -------     -------
                                       $10,809             $10,826       $22,128     $21,873
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

     The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the three month periods ended March 31, 1997 and 1996 are as follows (in thousands):



                                              Proceeds From              Gross Realized
                                   -----------------------------       -----------------
                                           Calls and   Principal
                                   Sales   Maturities  Payments          Gains    Losses
                                   -----------------------------       -----------------
March 31, 1997:
Securities held to maturity        $  -     $     40    $    247        $  -      $  -
Securities available for sale         -        1,000           2           -         -
                                   ------   --------    --------        ------    ------
                                   $  -     $  1,040    $    249        $  -       $ -
                                   ======   ========    ========        ======    ======

March 31, 1996:
Securities held to maturity        $  -     $  3,976    $     25        $  -      $  -
Securities available for sale         -        1,000          92           -         -
                                   ------   --------    --------        ------    ------
                                   $  -     $  4,976    $    117        $  -       $ -
                                   ======   ========    ========        ======    ======


     At March 31, 1997 and December 31, 1996 securities carried at $6,743,000 and $5,255,000, respectively, with estimated fair values of $6,701,000 and $5,260,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

*From audited financial statements.

NOTE 3 - LOANS
         -----

     Total loans are summarized as follows (in thousands):

                                                                        March 31, 1997   December 31, 1996
                                                                        ---------------  -----------------
                                                                          (Unaudited)            *

Commercial, financial and agricultural                                         $10,623             $11,091
Real estate - construction                                                         781               1,508
Real estate - mortgage                                                          57,681              56,733
Installment loans to individuals                                                17,846              18,796
Credit Card loans                                                                  881                 933
Other                                                                              330                  28
                                                                               -------             -------
 Total loans                                                                    88,142              89,089
Net deferred loan origination costs                                                152                 176
Less unearned income                                                                40                  40
                                                                               -------             -------
 Total loans net of unearned income and
  net deferred loan origination costs                                           88,254              89,225
Less allowance for loan losses                                                   1,008                 990
                                                                               -------             -------
 Loans, net                                                                    $87,246             $88,235
                                                                               =======             =======

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

   Analyses of the allowance for loan losses are presented below (in thousands):

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                               ---------------------------
                                                                                  1997                1996
Balance at beginning of period                                                 $   990             $ 1,036
                                                                               -------             -------

Loans charged off:
 Commercial and industrial                                                           0                   0
 Real estate - mortgage                                                              3                   1
 Consumer and other                                                                 22                  15
 Credit Card                                                                        21                  11
                                                                               -------             -------
  Total                                                                             46                  27
                                                                               -------             -------

Recoveries:
 Commercial and industrial                                                           0                   0
 Real estate - mortgage                                                              0                   0
 Consumer and other                                                                  3                   2
 Credit Card                                                                         1                   0
                                                                               -------             -------
  Total recoveries                                                                   4                   2
                                                                               -------             -------

Net losses                                                                          42                  25

Provision for loan losses                                                           60                  42
                                                                               -------             -------
Balance at end of period                                                       $ 1,008             $ 1,053
                                                                               =======             =======

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

NOTE 6 - EARNINGS PER SHARE
         ------------------

     Earnings per share is based on the weighted average number of shares outstanding during the period. For the three months ended March 31, 1997 and 1996 the weighted average number of shares were 683,553 and 683,788, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis presents the significant changes in financial condition and the results of operations of Citizens Financial Corp. and Subsidiary for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 1996 Annual Report to Shareholders and Form 10-K. Included in this discussion are forward looking statements based on management's current expectations, actual results, however, may differ. Since the primary business activities of Citizens Financial Corp. are conducted through the Bank, this discussion focuses primarily on the financial condition and operations of the Bank.

EARNINGS SUMMARY
----------------

     Net income for the first quarter of 1997 was $399,000, down from $405,000 in the first quarter of 1996. These levels of income represent annualized returns on average assets of 1.26%. Return on equity, meanwhile, fell from 11.47% in the first quarter of 1996 to 10.69% in the most recent quarter. Earnings per share fell from $.59 to $.58. Details concerning the Company's results of operations are addressed in the following sections of this report.

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

     Net interest income for the first quarter of 1997 totaled $1,545,000, down slightly from $1,558,000 in the first quarter of 1996. This can be traced to higher interest expense due to increased levels of borrowing. Included in such borrowings are overnight borrowings from the Federal Home Loan Bank of Pittsburgh, and long-term borrowings of approximately $800,000 made for the purpose of financing a local commercial loan. The remaining component of interest expense, interest on deposits, fell by $6,000 to $916,000 due to lower volumes. In total the Company's cost of interest bearing liabilities increased 13 basis points to 3.98% during the first quarter of 1997 from 3.85% in the first quarter of 1996.

     Interest income totaled $2,505,000 in the first quarter of both 1997 and 1996. Income derived from loans increased $36,000 to $1,986,000 due to increased volumes while lower volumes of securities and federal funds sold resulted in an equal decrease in income. The tax equivalent yield on earning assets during the quarter of 8.37% was 11 basis points greater than in the first quarter of 1996.

     Given this relative consistency of both interest income and interest expense the Company's tax equivalent net interest margin was little changed at 5.20% verses 5.19% in the first quarter of 1996. Management does not anticipate significant changes in the volume or mix of loans, deposits or securities in the near future.

NONINTEREST INCOME
------------------

     Noninterest income includes all revenues which are not included in interest and fee income relating to earning assets. Total noninterest income increased $42,000 to $159,000 in the first quarter. This improvement is the result of the recovery of $60,000 from a fourth quarter 1996 loss totaling $85,000 in which a customer illegally obtained funds for their personal benefit. No further recoveries are anticipated in this matter.

     Absent the recovery noted above, noninterest income for the quarter would have fallen $18,000 when compared to the first quarter of 1996. This is largely attributable to lower levels of service fees which decreased $15,000 to $54,000. Specifically, overdraft fees fell nearly 23%, or $7,000, when compared to the first quarter of 1996 while fees on commercial accounts fell $5,000 and minimum balance fees decreased by $1,000. Income on commercial accounts is expected to increase to more typical levels in the second quarter of 1997 and the decrease in minimum balance fees is related to the offering of a new club account. The cause of the decrease in overdraft fees, meanwhile, is simply a reduction in the number of overdrawn items.

NONINTEREST EXPENSE
-------------------

     Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Total noninterest expense for the first quarter of 1997 of $1,020,000 was $20,000 greater than the prior year's $1,000,000.

     Among the components of noninterest expense the category of other showed the biggest increase rising from $251,000 in the first quarter of 1996 to $270,000 in the first quarter of this year. This increase is primarily due to costs pertaining to assets acquired through foreclosure or repossession. Such costs include $8,000 for the upkeep of foreclosed and repossessed assets and $9,000 in losses upon their disposal. In addition advertising costs increased $8,000 as the Company engaged in a new, more aggressive marketing plan and data processing costs rose by $7,000 following the renewal of certain data processing contracts in 1996.

     Partially offsetting these increases were reductions in salaries and employee benefits and maintenance expense. Salaries and benefits expense improved $12,000 due to lower incentive pay and reduced cost of the Company's executive supplemental income plan. Maintenance was reduced by the renegotiation of several contracts with vendors.

INCOME TAXES
------------

     The Company's provision for income taxes, which totaled $225,000 in the first quarter of 1997 and $228,000 in the first quarter of 1996, includes both federal and state income taxes. Included in these amounts are deferred tax benefits of $4,000 and $10,000, respectively. The effective tax rates during the two periods were 36.1% in 1997 and 36.0% in 1996.

FINANCIAL CONDITION
-------------------

     The financial condition of the Bank has remained quite stable during the first quarter of 1997 which in many ways reflects the nature of the markets it serves. Total assets experienced a decrease of less than 1% from $128,760,000 at year-end 1996 to $128,000,000 at quarter end while average assets during the first quarter were $128,511,000. A detailed discussion of financial condition is presented in the following sections of this report.

LOAN PORTFOLIO
--------------

     The loan portfolio continues to represent the Bank's largest earning asset. During the quarter gross loans fell by slightly more than 1% to $88,142,000, again reflecting the nature of the local markets. One significant change within the portfolio was a $950,000, or 5.05%, decrease in installment loans to individuals. This reflects not only a slowing of demand by consumers but also management's desire to limit additional growth in this area. Management has attempted to maintain a loan to deposit level which approximates the year-end value of 81.31%. Such attempts have been successful with the quarter-end ratio standing at 80.74%. The possibility of future interest rate increases, as well as the level of consumer debt, may serve to further reduce consumer loan demand.

     While installment loans to consumers were falling mortgage loans continued to increase but at a slower rate. Total mortgage loans rose $948,000, or 1.67%, during the quarter to $57,681,000. This annualized increase of approximately 6.68% compares to a growth rate of over 9% during 1996. Like consumer lending, this slower growth rate appears to reflect changing interest rates, levels of consumer debt and the portfolio strategies of management. It is expected that this portfolio will remain nearly stable throughout the remainder of 1997.

     The Company's other loan portfolios, including the commercial, agricultural, real estate construction, credit card and other portfolios registered a decrease of $945,000 during the quarter with the majority, $727,000, being in real estate construction loans.

     The Company attempts to maintain its underwriting and credit standards at all times in order to ensure the quality of the loan portfolios. All loans past due 90 days or more are placed on nonaccrual status unless they are both well secured and in the process of collection. Since year-end accruing loans past due 90 or more days have decreased by $414,000 to just $33,000 while nonaccruing loans have increased by $19,000 to $282,000. Approximately $224,000 of the nonaccruing loans relate to a credit which is well secured and on which no loss is expected despite the borrowers' current financial condition. A summary of past due loans and nonperforming assets is provided below:

                       Summary of Past Due Loans and Nonperforming Assets
                 ---------------------------------------------------------------
                                        (in thousands)

                                                                         March 31  December 31
                                                                        ---------  -----------
                                                                        1997   1996   1996
                                                                        (unaudited)     *
Loans past due 90 or more days
 still accruing interest                                               $  33  $ 358  $ 447
                                                                       =====  =====  =====
Nonperforming assets:
 Nonaccruing loans                                                     $ 282  $  57  $ 263
 Other real estate owned                                                  71      0     79
                                                                       -----  -----  -----
                                                                       $ 353  $  57  $ 342
                                                                       =====  =====  =====

* From the Company's Form 10-K filing dated December 31, 1996

          All losses which may be reasonably anticipated are accounted for in the allowance for loan losses. Management makes this determination by its analysis of overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers and other factors. At March 31, 1997, the allowance for loan losses of $1,008,000, up $18,000 from $990,000 at December 31, 1996.
These levels, which represented 1.14% and 1.11% of total loans outstanding, were considered adequate and management is not aware of any trends, uncertainties or other information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources.

          The provision for loan losses, which is a charge to earnings made to maintain the allowance for loan losses at a sufficient level, was increased from $42,000 in the first quarter of 1996 to $60,000 in the first quarter of 1997. Net charge-offs for the two quarters totaled $42,000 and $25,000, respectively.

SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD
-------------------------------------------

          The Bank's securities portfolios decreased by $1,452,000 during the first three months of 1997 from $34,134,000 to $32,682,000. Since transferring $3.2 million of securities from the held to maturity portfolio to the available for sale portfolio as permitted by the Financial Accounting Standards Board in December, 1995, the majority of securities purchased have been classified as available for sale. At March 31, 1997 available for sale securities with a fair value of $21,873,000 comprised 67% of the total portfolio. The remaining 23% is classified as held to maturity as no trading portfolio is maintained.

          As of March 31, 1997 the fair value of the available for sale portfolio was $255,000 less than its amortized cost of $22,128,000. This decrease of 1.15% is due to the general increase in interest rates which has occurred since the first half of 1996 when the majority of the available for sale portfolio was established. This change represents an unrealized loss which would only impact earnings in the event the securities were sold. The composition and quality of the portfolios remain essentially unchanged from year-end as the Bank continues to follow strict guidelines concerning the type of securities it will purchase.

          At March 31, 1997 the Bank carried no federal funds sold and the average balance of such overnight investments throughout the quarter was $137,000. This minimal activity reflects the Bank's desire to limit its involvement in the overnight markets, instead favoring the full utilization of funds in lending and securities activities.

DEPOSITS AND OTHER FUNDING SOURCES
----------------------------------

          Total deposits of $109,166,000 at March 31, 1997 are fractionally lower than the year-end 1996 total of $109,570,000. Average deposits for the first quarter of 1997 were $108,659,000. This lack of growth may be attributed to both the local economic climate and increasing competition from banks, annuities, mutual funds, equity securities and other savings and investment products. It also indicates a strong core deposit base which is stable when faced with such competition.

          Noninterest bearing deposits decreased slightly during the quarter from $14,739,000 to $14,378,000. As a percentage of total deposits noninterest bearing funds represented just over 13% at both quarter-end and year-end.

          Interest bearing deposits also remained quite stable totaling $94,788,000 and $94,831,000 at March 31, 1997 and December 31, 1996,
respectively. The most significant change among the interest bearing deposits involved the introduction of a new product known as Select Checking. This interest bearing checking account gathered over $817,000 during the quarter. Although some of these deposits were transferred from existing accounts, particularly checking plus accounts which decreased $751,000, this new account clearly provides an effective means of competition.

          Largely due to the maturity of the Bank's 13 month certificates of deposit, which were offered during the first quarter of 1996, total certificates decreased by $680,000 during the first three months of 1997. This was partly offset by growth in savings, money market and IRA accounts of $487,000.

          Borrowings decreased during the quarter from $3,295,000 to $2,697,000 despite the use of $800,000 of long-term debt from the Federal Home Loan Bank of Pittsburgh for the purpose of funding loans to a local commercial establishment. Other borrowings include a floating rate repurchase agreement scheduled to mature on June 30, 1997, overnight borrowings of $197,000 and funds used to finance specific low income housing loans. No plans currently exist which would call for any significant increase in the use of borrowed funds.

CAPITAL RESOURCES
-----------------

          Total shareholders' equity of $15,185,000 at March 31, 1997 is 11.86% of total assets. This compares with $14,943,000, 11.61%, at year-end 1996. Included in equity are 66,447 shared of treasury stock carried at a cost of $961,000 and $166,000 of unrealized losses on available for sale securities. Such unrealized losses are net of deferred tax benefits of $90,000.

          Cash dividends of $.10 were paid during the first quarter representing a dividend payout ratio of 17.04%. Dividends are determined quarterly by the board of directors.

          The Federal Reserve's risk based capital guidelines provide for the relative weighting of both on-balance-sheet and off-balance-sheet items based on their degree of risk. The Company continues to exceed all regulatory capital requirements as shown in the following table:

                 Minimum Capital Standard Ratios
-------------------------------------------------------------------------
                                              Citizens        Regulatory
                                           Financial Corp.   Requirements
-------------------------------------------------------------------------
Total capital to risk weighted assets          19.01%           8.0%
Tier I capital to risk weighted assets         17.83%           4.0%
Tier I capital to adjusted total assets        11.86%           4.0%

          The Company is unaware of any trends or uncertainties, nor do any plans exist, which may materially impair its capital position.

LIQUIDITY AND INTEREST RATE SENSITIVITY
---------------------------------------

          The objective of the Company's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of Citizens' liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio, held to maturity securities due within one year, and short-term funds such as federal funds sold. At March 31, 1997 these sources totaled $27,235,000 or 21.3% of total assets. In addition, liquidity may be generated through loan repayments and over $51,000,000 of available borrowing arrangements with correspondent banks. Management believes the liquidity of the Bank is sufficient to satisfy all anticipated demands. Details on both the sources and uses of cash are presented in the Statements of Cash Flows contained in the financial statements.

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

          One common interest rate risk measure is the gap, or difference between rate sensitive assets and rate sensitive liabilities. As of March 31, 1997, the Company's cumulative one year gap to total assets ratio was a negative 7.29% compared to a negative 4.91% at December 31, 1996. This change is primarily due to over $4 million of three year fixed rate certificates of deposit moving closer to their maturity date. Management anticipates that the majority of these funds will be maintained.

          The Bank also utilizes financial modeling programs to measure and control its interest rate risk. In such programs changes in net interest income are forecast under various interest rate scenarios. Instantaneous shifts in interest rates of up to 200 basis points are regularly tested. At March 31, 1997 such tests indicate the effect on net interest income would be acceptable under guidelines established by the Board of Directors.

IMPACT OF INFLATION
-------------------

          The consolidated financial statements and related data included in this report were prepared in accordance with generally accepted accounting principles, which require the Company's financial position and results of operations to be measured in terms of historical dollars, except for the available for sale securities portfolio. Consequently, the relative value of money generally is not considered. Nearly all of the Company's assets and liabilities are monetary in nature and, as a result, interest rates and competition in the market area tend to have a more significant impact on the Company's performance than the effect of inflation.

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



Date:        5/12/97                      /s/ Robert J. Schoonover
      --------------------              -------------------------------
                                            Robert J. Schoonover
                                            President
                                            Chief Executive Officer



Date:        5/12/97                      /s/ Thomas K. Derbyshire
      --------------------              -------------------------------
                                            Thomas K. Derbyshire
                                            Treasurer
                                            Principal Financial Officer