Form 10-Q
period 1997-06-30
CITIZENS FINANCIAL CORP/DE/
filed 1997-08-08
CIK 764156

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                 JUNE 30, 1997
                              ------------------------------------------------

Commission file number 2-96144
                       -------


                            CITIZENS FINANCIAL CORP.
 -----------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)



                        Delaware                       55-0666598
 -----------------------------------------------------------------------------
            (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)       Identification No.)



            213 Third Street, Elkins, West Virginia       26241
 -----------------------------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)



                                 (304) 636-4095
 -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



                                 Not Applicable
 -----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.            Yes   X    No
                                                         -----     -----



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                                   Outstanding at
                       Class                       June 30, 1997
                       -----                     ------------------


            Common Stock ($2.00 par value)            683,553



                       This report contains 19 pages.

                                   FORM 10-Q

                            CITIZENS FINANCIAL CORP.
                          Quarter Ended June 30, 1997



                                     INDEX



                                                       Page No.
                                                       --------

Part I.   Financial Information

          Condensed Consolidated Balance Sheets
           June 30, 1997 and December 31, 1996................3

          Condensed Consolidated Statements of Income
           Three Months Ended
           June 30, 1997 and June 30, 1996
           and Six Months Ended
           June 30, 1997 and June 30, 1996....................4

          Condensed Consolidated Statements of
           Changes in Shareholders' Equity
           Six Months Ended
           June 30, 1997 and June 30, 1996....................5

          Condensed Consolidated Statements of
           Cash Flows
           Six Months Ended
           June 30, 1997 and June 30, 1996....................6

          Notes to Condensed Consolidated
           Financial Statements............................7-11

          Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations..................................12-17

Part II.  Other Information and Index to Exhibits.............18



         Signatures..........................................19

                         PART I - FINANCIAL INFORMATION

                            CITIZENS FINANCIAL CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)



                                                      June 30,    December 31,
                                                        1997          1996
                                                     -----------  -------------
                                                     (Unaudited)        *
ASSETS
------
Cash and due from banks                                $  3,799       $  2,774
Federal funds sold                                          675              0
Securities available for sale (Note 2)                   26,541         23,041
Securities held to maturity (estimated fair value
   $7,324 and $11,156, respectively) (Note 2)             7,289         11,093
Loans, less allowance for loan losses of
   $1,030 and $990, respectively (Notes 3 and 4)         87,324         88,235
Premises and equipment                                    1,585          1,594
Accrued interest receivable                               1,119          1,105
Other assets                                                816            918
                                                       --------       --------
     Total Assets                                      $129,148       $128,760
                                                       ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
   Noninterest bearing                                 $ 13,496       $ 14,739
   Interest bearing                                      95,665         94,831
                                                       --------       --------
     Total deposits                                     109,161        109,570
Short-term borrowings                                     2,506          2,965
Long-term borrowings                                      1,109            330
Other liabilities                                           761            952
                                                       --------       --------
     Total liabilities                                  113,537        113,817
                                                       --------       --------

Commitments and contingencies (Note 5)

SHAREHOLDERS' EQUITY
--------------------

Common stock, authorized 1,250,000 shares of
   $2.00 par value; issued 750,000 shares                 1,500          1,500
Additional paid in capital                                2,100          2,100
Retained earnings                                        13,037         12,381
Net unrealized loss on available for
   sale securities                                          (65)           (77)
Treasury stock, at cost, 66,447 shares                     (961)          (961)
                                                       --------       --------
     Total shareholders' equity                          15,611         14,943
                                                       --------       --------
     Total Liabilities and Shareholders' Equity        $129,148       $128,760
                                                       ========       ========

*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)



                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                        ------------------- ------------------
                                         1997       1996      1997     1996
                                           (Unaudited)         (Unaudited)
INTEREST INCOME
---------------

Interest and fees on loans                $2,021     $1,967  $4,007    $3,917
Interest and dividends on
 securities:
  Taxable                                    428        463     878       894
  Tax-exempt                                  67         69     134       150
Interest on federal funds sold                20         16      22        59
                                          ------     ------  ------    ------
  Total interest income                    2,536      2,515   5,041     5,020
                                          ------     ------  ------    ------

INTEREST EXPENSE
----------------

Interest on deposits                         929        921   1,845     1,843
Interest on short-term borrowings             35         30      71        52
Interest on long-term borrowings              17          2      25         5
                                          ------     ------  ------    ------
  Total interest expense                     981        953   1,941     1,900
                                          ------     ------  ------    ------
  Net interest income                      1,555      1,562   3,100     3,120
Provision for loan losses                     42         42     102        84
                                          ------     ------  ------    ------
  Net interest income after
    provision for loan losses              1,513      1,520   2,998     3,036
                                          ------     ------  ------    ------

NONINTEREST INCOME
------------------

Trust department income                       26         20      26        21
Service fees                                  61         68     115       137
Insurance commissions                          8          6      15        15
Other                                         29         30     127        68
                                          ------     ------  ------    ------
  Total noninterest income                   124        124     283       241
                                          ------     ------  ------    ------

NONINTEREST EXPENSES
--------------------

Salaries and employee benefits               526        569   1,033     1,088
Net occupancy expense                         70         67     142       136
Equipment rentals, depreciation
  and maintenance                             60         48     116       109
Data processing                               88         86     176       167
Advertising                                   27         20      54        39
Other                                        252        243     522       494
                                          ------     ------  ------    ------
  Total noninterest expense                1,023      1,033   2,043     2,033
                                          ------     ------  ------    ------

Income before income taxes                   614        611   1,238     1,244
Income tax expense                           221        226     446       454
                                          ------     ------  ------    ------
Net income                                $  393     $  385  $  792    $  790
                                          ======     ======  ======    ======

Earnings per common share (Note 6)       $   .57    $   .57 $  1.16   $  1.15
                                         =======    ======= =======   =======

Weighted average shares outstanding      683,553    683,788 683,553   688,788
Dividends per common share               $   .10    $   .10 $   .20   $   .20
                                         =======    ======= =======   =======



The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           (In thousands of dollars)



                                     Six Months Ended June 30, 1997 and 1996
                                 -------------------------------------------------
                                               (Unaudited)
                                                                             Net                      Total
                                                   Additional             Unrealized                  Share-
                                  Common Stock     Paid In     Retained   Gain/(Loss) on   Treasury   holders'
                                  Shares   Amount  Capital     Earnings   Securities       Stock      Equity
                                  -------  ------  ----------  --------   --------------   --------   --------

Balance, January 1, 1996          750,000  $1,500      $2,100   $11,297            $  10      $(955)   $13,952
Net income                                                          790                                    790
Net change in unrealized gain/
  (loss) on securities                                                              (145)                 (145)
Cash dividends declared
  ($.20 per share)                                                 (136)                                  (136)
                                  -------  ------  ----------  --------   --------------   --------   --------
Balance, June 30, 1996            750,000  $1,500      $2,100   $11,951            $(135)     $(955)   $14,461
                                  =======  ======  ==========  ========   ==============   ========   ========

Balance, January 1, 1997          750,000  $1,500      $2,100   $12,381            $ (77)     $(961)   $14,943
Net income                                                          792                                    792
Net change in unrealized gain/
  (loss) on securities                                                                12                    12
Cash dividends declared
  ($.20 per share)                                                 (136)                                  (136)
                                  -------  ------  ----------  --------   --------------   --------   --------
Balance, June 30, 1997            750,000  $1,500      $2,100   $13,037            $ (65)     $(961)   $15,611
                                  =======  ======  ==========  ========   ==============   ========   ========

The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                                         Six Months Ended
                                                               June 30,
                                                         ------------------
                                                           1997       1996
                                                             (Unaudited)
Cash flows from operating activities:
  Net Income                                            $   792   $    790
  Adjustments to reconcile net income to
  cash provided by operating activities:
    Provision for loan losses                               102         84
    Depreciation and amortization                           152        136
    Amortization and accretion on securities                 60        121
    Increase in accrued interest receivable                 (14)       (86)
    Decrease (increase) in other assets                      70       (139)
    (Decrease) increase in other liabilities               (191)        57
                                                        -------   --------
      Cash provided by operating activities                 971        963
                                                        -------   --------

Cash flows from investing activities:
  Proceeds from principal payments received
    on securities available for sale                         83        207
  Proceeds from principal payments received
    on securities held to maturity                          449         79
  Proceeds from maturities and calls of securities
    available for sale                                    1,000      1,000
  Proceeds from maturities and calls of
    securities held to maturity                           3,362     10,160
  Purchases of securities available for sale             (4,638)   (12,483)
  Purchases of securities held to maturity                    0     (1,115)
  Purchases of premises and equipment                      (111)      (454)
  Decrease (increase) in loans                              809     (2,709)
                                                        -------   --------
     Cash provided (used) by investing activities           954     (5,315)
                                                        -------   --------

Cash flows from financing activities:
  Cash dividends paid                                      (136)      (136)
  (Decrease) increase in short-term borrowing              (459)     1,448
  Increase (decrease) in long-term borrowing                779         (2)
  (Decrease) increase in time deposits                     (232)     2,386
  Decrease in other deposits                               (177)    (1,972)
                                                        -------   --------
Cash (used) provided by financing activities               (225)     1,724
                                                        -------   --------

Net increase (decrease) in cash and cash equivalents      1,700     (2,628)

Cash and cash equivalents at beginning of period          2,774      5,948
                                                        -------   --------

Cash and cash equivalents at end of period              $ 4,474   $  3,320
                                                        =======   ========

Supplemental disclosure of non cash investing
  and financing activities:
  Cash paid during the period for:
     Interest                                           $ 1,971   $  1,885
     Income Taxes                                       $   487   $    504
  Acquisition of other real estate owned and
     other repossessed assets                           $   134   $    108

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



     The consolidated statements include the accounts of Citizens Financial Corp. and its wholly-owned subsidiary Citizens National Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens' 1996 Annual Report to Shareholders and Form 10-K.

NOTE 2 - SECURITIES
         ----------


     The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 1997 and December 31, 1996 are summarized as follows (in thousands):

                                                         June 30, 1997
                                       -------------------------------------------------
                                       Carrying
                                       Value                                 Estimated
                                       (Amortized   Unrealized  Unrealized   Fair
                                       Cost)        Gains       Losses       Value
                                       ----------   ----------  ----------   ----------
                                                                (Unaudited)
Held to maturity:
U.S. Treasury securities.............     $ 1,000         $  6        $  0      $ 1,006
U.S. Government agencies
 and corporations....................           0            0           0            0
Mortgage backed securities-
U.S. Government agencies
 and corporations....................         199            1           0          200
Corporate debt securities............         995            9           0        1,004
                                          -------         ----        ----      -------
 Total taxable.......................       2,194           16           0        2,210
                                          -------         ----        ----      -------
Tax-exempt state and political
 subdivisions........................       5,095           63          44        5,114
                                          -------         ----        ----      -------
 Total securities
  held to maturity...................     $ 7,289         $ 79        $ 44      $ 7,324
                                          =======         ====        ====      =======

                                                                             Carrying
                                                                             Value
                                                                             (Estimated
                                       Amortized    Unrealized  Unrealized   Fair
                                       Cost         Gains       Losses       Value)
                                       ----------   ----------  ----------   ----------
Available for sale:
U.S. Treasury securities.............     $ 4,030         $ 15        $  1      $ 4,044
U.S. Government agencies
 and corporations....................       9,003           10          36        8,977
Mortgage backed securities-
 U.S. Government agencies
 and corporations....................         702            0          17          685
Corporate debt securities............      10,785           20          88       10,717
Obligations of state and political
 subdivisions-taxable................       1,576            0           2        1,574
Federal Reserve Bank stock...........         108            0           0          108
Federal Home Loan Bank stock.........         436            0           0          436
                                          -------         ----        ----      -------
 Total securities available
  for sale...........................     $26,640         $ 45        $144      $26,541
                                          =======         ====        ====      =======

                                                     December 31, 1996*
                                       --------------------------------------------------
                                        Carrying
                                       Value                                 Estimated
                                       (Amortized   Unrealized  Unrealized   Fair
                                       Cost)        Gains       Losses       Value
                                       ----------   ----------  ----------   ----------
Held to maturity:
U.S. Treasury securities.............     $ 3,004         $ 21        $  0      $ 3,025
U.S. Government agencies
 and corporations....................       1,000            3           0        1,003
Mortgage backed securities-
 U.S. Government agencies
 and corporations....................         968           11           0          979
Corporate debt securities............         991           12           0        1,003
                                          -------         ----        ----      -------
 Total taxable.......................       5,963           47           0        6,010
                                          -------         ----        ----      -------
Tax-exempt state and political
 subdivisions........................       5,130           70          54        5,146
                                          -------         ----        ----      -------
 Total securities
  held to maturity...................     $11,093         $117        $ 54      $11,156
                                          =======         ====        ====      =======

*From audited financial statements.

                                                     December 31, 1996 *
                                       ------------------------------------------------
                                                                             Carrying
                                                                             Value
                                                                             (Estimated
                                       Amortized    Unrealized  Unrealized   Fair
                                       Cost         Gains       Losses       Value)
                                       ----------   ----------  ----------   ----------
----------------------------------------------------------------------------------------
Available for sale:
U.S. Treasury securities.............     $ 3,015         $ 31        $  0      $ 3,046
U.S. Government agencies
 and corporations....................       9,016           17          44        8,989
Mortgage backed securities-
 U.S. Government agencies
 and corporations....................         790            0          37          753
Federal Reserve Bank stock...........         108            0           0          108
Federal Home Loan Bank stock.........         425            0           0          425
 Corporate debt securities...........       8,210           17          93        8,134
 Taxable state and political
  subdivisions.......................       1,596            0          10        1,586
                                       ----------   ----------  ----------   ----------
 Total securities available
   for sale....................           $23,160     $     65    $    184      $23,041
                                       ==========   ==========  ==========   ==========

     The maturities, amortized cost and estimated fair values of the Bank's securities at June 30, 1997 are summarized as follows (in thousands):

                                     Held to maturity      Available for sale
                                  ---------------------------------------------
                                    Amortized  Estimated   Amortized  Estimated
                                     Cost     Fair Value    Cost     Fair Value
                                   ---------  ----------  ---------  ----------

Due within 1 year                     $2,040      $2,055    $ 1,002     $ 1,006
Due after 1 but within 5 years         4,734       4,763     24,539      24,437
Due after 1 but within 10 years          515         506          0           0
Due after 10 years                         0           0        555         554
Equity securities                          0           0        544         544
                                      ------      ------    -------     -------
                                      $7,289      $7,324    $26,640     $26,541
                                      ======      ======    =======     =======

     Mortgage backed and other securities not due at a single maturity date have been allocated in the above maturity categories based on their anticipated average lives to maturity. The Company's equity securities are required to be held for membership in the Federal Reserve and Federal Home Loan Bank.

     The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the six month periods ended June 30, 1997 and 1996 are as follows (in thousands):

                                      Proceeds From               Gross  Realized
                                 -----------------------------   -------------------
                                         Calls and   Principal
                                 Sales   Maturities  Payments      Gains    Losses
                                 ------------------------------  ------------------
June 30, 1997:
Securities held to maturity      $   0  $    3,362  $     449     $   0      $   0
Securities available for sale        0       1,000         83         0          0
                                 -----  ----------  ---------     -----      -----
                                 $   0  $    4,362  $     532     $   0      $   0
                                 =====  ==========  =========     =====      =====
June 30, 1996:
Securities held to maturity      $   0  $   10,160  $      79     $   0      $   0
Securities available for sale        0       1,000        207         0          0
                                 -----  ----------  ---------     -----      -----
                                 $   0  $   11,160  $     286     $   0      $   0
                                 =====  ==========  =========     =====      =====

     At June 30, 1997 and December 31, 1996 securities carried at $7,816,000 and $5,255,0000 respectively, with estimated fair values of $7,819,000 and $5,260,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

*From audited financial statements.

NOTE 3 - LOANS
         -----



     Total loans are summarized as follows (in thousands):



                                            June 30, 1997   December 31, 1996
                                            --------------  ------------------
                                             (Unaudited)            *

Commercial, financial and agricultural            $12,083             $11,091
Real estate - construction                            934               1,508
Real estate - mortgage                             56,700              56,733
Installment loans to individuals                   17,303              18,796
Credit card loans                                     943                 933
Other                                                 305                  28
                                                  -------             -------
  Total loans                                      88,268              89,089
Net deferred loan origination costs                   128                 176
Less unearned income                                  (42)                (40)
                                                  -------             -------
  Total loans net of unearned income and
    net deferred loan origination costs            88,354              89,225
Less allowance for loan losses                     (1,030)               (990)
                                                  -------             -------
  Loans, net                                      $87,324             $88,235
                                                  =======             =======

NOTE 4 - ALLOWANCE FOR LOAN LOSSES
         -------------------------


     Analyses of the allowance for loan losses are presented below (in thousands):


                                  Three Months Ended  Six Months Ended
                                       June 30,           June 30,
                                  ------------------  ----------------
                                   1997      1996      1997     1996

Balance at beginning of period     $1,008     $1,053  $  990    $1,036
Loans charged off:
  Commercial and industrial             0          0       0         0
  Real estate - mortgage                0          0       3         1
  Consumer and other                   17         24      39        39
  Credit card                           7         11      28        22
                                   ------     ------  ------    ------
    Total                              24         35      70        62
                                   ------     ------  ------    ------

Recoveries:
  Commercial and industrial             1          1       1         1
  Real estate - mortgage                0          0       0         0
  Consumer and other                    3          2       6         4
  Credit card                           0          0       1         0
                                   ------     ------  ------    ------
    Total recoveries                    4          3       8         5
                                   ------     ------  ------    ------

Net losses                             20         32      62        57

Provision for loan losses              42         42     102        84
                                   ------     ------  ------    ------
Balance at end of period           $1,030     $1,063  $1,030    $1,063
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


NOTE 6 - EARNINGS PER SHARE
         ------------------

     Earnings per share is based on the weighted average number of shares outstanding during the period. For the six month periods ended June 30, 1997 and 1996 the weighted average number of shares were 683,553 and 683,788, respectively. The weighted average number of shares outstanding during the three month periods then ended were 683,553 and 683,788, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis presents the significant changes in financial condition and the results of operations of Citizens Financial Corp. and Subsidiary for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 1996 Annual Report to Shareholders and Form 10-K. Since the primary business activities of Citizens Financial Corp. are conducted through the Bank, this discussion focuses primarily on the financial condition and operations of the Bank. This discussion may include forward looking statements based upon management's expectations, actual results may differ.

EARNINGS SUMMARY
----------------

     Net income for the second quarter of 1997 was $393,000 bringing year-to-date net income to $792,000. As expected these results are quite similar to last year's $385,000 and $790,000 earning levels. Likewise, year-to-date return on average assets of 1.25% and earnings per share of $1.16 are nearly the same as 1996's six month levels of 1.24% and $1.15 per share. However, due to an increase in the average equity base of $1,048,000 return on average equity for the first half of the year has fallen from 11.17% in 1996 to 10.49% in 1997.

     Factors influencing the Company's earnings performance are addressed in the following sections of this report.


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

     For the second quarter of 1997 net interest income totaled $1,555,000, $7,000 less than the $1,562,000 recorded in the second quarter of 1996. Net interest margin was also down slightly from 5.20% to 5.19%. Tax equivalent interest income for the quarter increased $20,000 due mainly to higher average loan levels. Quarterly interest expense, however, also increased by $28,000 reflecting a 13 basis point increase in the cost of funds from 3.87% to 4.00%.

     On a year-to-date basis net interest income experienced a $20,000 decrease from $3,120,000 to $3,100,000 largely due to changing interest rates. For the six month period the Company's cost of funds rose from 3.87% to 3.96% causing interest expense to increase by $41,000. Offsetting this was a improvement in the yield on earning assets of 4 basis points to 8.32%. This improvement, which was the result of higher loan volumes, resulted in an increase in interest income of $21,000. Consequently, year-to-date net interest margin fell from 5.24% in 1996 to 5.20% in 1997. While some changes are natural management does not anticipate significant changes in the volumes or mix of loans, deposits or securities during the remainder of 1997.


NONINTEREST INCOME
------------------

     Noninterest income includes all revenues which are not included in interest and fee income relating to earning assets. Total noninterest income for the second quarter of both 1997 and 1996 was $124,000. Trust department income, which is recorded on the cash basis in accordance with customary banking practice, increased from $20,000 in the second quarter of 1996 to $26,000 in the second quarter of 1997. Conversely, service fees decreased $7,000 to $61,000. Although several items contributed to this change the most significant change involved a reduction of minimum balance fees which resulted from the establishment of a club account earlier in 1997. The remaining components of noninterest income showed little change from the second quarter of 1996.



     On a year-to-date basis noninterest income of $283,000 exceeds last year's $241,000 by $42,000, or over 17%. This increase is due to the recovery of $60,000 from a fourth quarter 1996 loss totaling $85,000 in which a customer illegally obtained funds for their personal benefit. As noted in previous filings, no further recoveries are anticipated in this matter. Absent this recovery year-to-date noninterest income would have been $223,000, or $18,000 below 1996's level.



     This $18,000 decrease is the result of lower service fees. In addition to lower minimum balance fees as noted above, fees on overdrafts and commercial accounts, which lagged during the first quarter of 1997, are approximately $13,000 below their 1996 level. These fees have now returned to normal levels and are expected to remain stable. In total, noninterest income for the remainder of 1997 is expected to approximate that of 1996.


NONINTEREST EXPENSE
-------------------


     Noninterest expense includes all items of expense other than interest expense, the provision for loan losses and income taxes. Total noninterest expense for the second quarter of 1997 of $1,023,000 is $10,000 less than the second quarter 1996 level. This improvement is due to a reduction of salaries and employee benefits. This item, which is the largest component of noninterest expense, decreased by $43,000 or 7.6% reflecting a reduction in the officer ranks, a corresponding decrease in the cost of the Company's executive supplemental income plan and a reduction in the Company's pension expense as determined under FASB 87.



     The remaining components of noninterest expense all showed increases of varying amounts. The largest change is seen in equipment rentals, depreciation and maintenance and is due to the addition of numerous items to the Company's depreciable asset base at varying times throughout the second quarter of 1996. Such assets were related to the remodeling of the main offices of Citizens National Bank.



     The category of other noninterest expense also increased during the quarter due to a $4,000 increase in losses from the sale of foreclosed assets, a $6,000 increase in fees paid for educational seminars and increased supplies and software costs of approximately $9,000. Finally, as in the first quarter, more aggressive marketing campaigns caused advertising costs to rise above last year's level.



     On a year-to-date basis noninterest expense of $2,043,000 exceed last year's year-to-date total by $10,000. Similar to the quarterly results, lower officer salaries, executive supplemental income costs and pension expense produced a $55,000 savings when compared to the first six months of 1996. Likewise, other noninterest expense increased $28,000. Of this increase approximately $13,000 is due to losses on the sale of repossessed assets. Other increases primarily involve the same items noted in the quarterly analysis. However, all of these items are expected to closely approximate their expected levels for the year.


INCOME TAXES
------------


     The Company's provision for income taxes during the second quarter of 1997 and 1996 was $221,000 and $226,000, respectively. Included in these figures are both federal and state income taxes. For the current year-to-date period total taxes, which include deferred tax benefits of $23,000, are $446,000 or 36.0% of income before taxes. At June 30, 1996 total taxes were $454,000, or 36.5%. The Company is not subject to the federal alternative minimum tax.



FINANCIAL CONDITION
-------------------


     Total assets at June 30, 1997 of $129,148,000 are $388,000 more than the December 31, 1996 total of $128,760,000. This lack of significant growth in asset size has characterized both the local economy, the competitive enviroment, and the Company in recent years. Management believes that maintaining a disciplined approach to growth is in this environment represents a prudent strategy and is pleased with the June 30, 1997 asset size as it is only .18% below budgeted levels. A discussion of the Bank's major assets, deposits and equity follows.


LOAN PORTFOLIO
--------------


     Gross loans totaled $88,268,000, at June 30, 1997, down $821,000 or .92%
since year-end 1996. During 1995 management actively sought loan growth and increased the loan portfolio by $14.9 million. Slower loan growth continued in 1996 with the year-end gross loan to deposit ratio rising to 81.31%. In 1997 management's focus has been on controlling the loan to deposit ratio and maintaining credit quality. As of mid-year the gross loan to deposit ratio stood at 80.86% and, as will be discussed later, past due and nonaccruing loans have been significantly reduced.



     Among the Bank's major loan portfolios the commercial portfolio inceased by $992,000 during the first half of 1997. This represents an 8.94% increase and is primarily due to the funding of one loan of $800,000 as noted in the Company's year-end 1996 filing. In contrast to this was a 7.94% decrease in installment loans to $17,303,000. This decrease reflects certain strategies employed by management as well as changes in consumer loan demand. The volume of installment loans to consumers is expected to remain relatively stable for the remainder of 1997.



     The Company attempts to maintain its underwriting and credit standards at all times in order to ensure the quality of the loan portfolios. All loans past due 90 days or more are place on nonaccrual status unless they are both well secured and in the process of collection. Since year-end accruing loans past due 90 or more days have decreased by $431,000 to just $16,000 while nonaccruing loans have decreased by $5,000 to $258,000. Approximately $224,000 of the nonaccruing loans relate to a credit which is well secured and on which no loss is expected despite the borrowers' current financial condition. A summary of past due loans and nonperforming assets is provided below:




               Summary of Past Due Loans and Nonperforming Assets
               --------------------------------------------------
                                 (in thousands)

                                           June 30            December 31
                                  ------------------------    -----------
                                     1997           1996         1996
                                         (Unaudited)               *
Loans past due 90 or more days
  still accruing interest              $  16         $ 378        $ 447
                                       =====         =====        =====

Nonperforming assets:
  Nonaccruing loans                    $ 258         $  14        $ 263
  Other Real Estate Owned                 62            56           79
                                       -----         -----        -----
                                       $ 320         $  70        $ 342
                                       =====         =====        =====

* From the Company's Form 10-K filing dated December 31, 1996


     Management performs a comprehensive loan evaluation quarterly in order to identify all potential problem credits, including but not limited to past due and nonaccrual loans. Based on this review management is unaware of any trends or uncertainties which it reasonably expects may materially impact future operating results or capital resources and is of the opinion that the allowance for loan losses, which totaled $1,030,000 or 1.17% of gross loans at June 30, 1997, adequately provides for any potential loan losses which may reasonably be expected. To maintain the allowance for loan losses at an adequate level a provision for loan losses is made monthly as deemed necessary. Such provisions totaled $102,000 in the first half of 1997 compared to $84,000 in the first half of 1996. Net charge-offs during the two periods totaled $62,000 and $57,000, respectively.



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



          Since that time, the available for sale portfolio has increased to $26,541,0000 or 78.5% of the total portfolio. The remaining 21.5% is comprised of held to maturity securities as no trading portfolio is maintained. The composition of both portfolios is presented in Note 2. At June 30, 1997 fair value of the available for sale portfolio was $99,000, or .37%, less than the amortized cost of the securities. This represents an unrealized loss which would impact earnings only in the event of the sale of the securities and reflects the quality and structure of the portfolio as well as the recent trend toward lower interest rates. At the current time there are no plans to sell available for sale securities.



          The average lives of the securities portfolios continue to be relatively short averaging 3.06 years to maturity. Future portfolio strategies will likely continue to emphasize safety with U. S. government and agency securities, highly rated corporate and municipal securities being favored. The purchase of municipal securities depends, among other things, on the availability of favorable tax-equivalent yields relative to taxable securities, however.



          The Bank generally tries to minimize its involvement in the overnight federal funds markets. However, at any given time the execution of specific investing or funding strategies, or normal fluctuations in loan and deposit balances, may require the Bank to sell, or buy, funds on an overnight basis. At mid-year the Bank had $675,000 in federal funs sold compared to $1,335,000 of federal funds borrowings at year-end 1996. Throughout the first six months of 1997 the Bank's use of federal funds sold has been minimal averaging $801,000.


DEPOSITS AND OTHER FUNDING SOURCES
----------------------------------



          Total deposits fell $409,000, or .37% to $109,161,000 during the first half of 1997. This lack of growth may be attributed to both the local economic climate and increasing competition from banks, annuities, mutual funds, equity securities and other savings and investment products. It also indicates a strong core deposit base which is stable when faced with such competition.



          Noninterest bearing deposits decreased $1,243,000 during the period from $14,739,000 to $13,496,000. As a percentage of total deposits noninterest bearing deposits represented 12.36% at June 30, 1997 and 13.45% at year-end 1996. On average, noninterest bearing deposits totaled $14,022,000 during the first half of the year.



          Interest bearing deposits, on the other hand, increased $834,000, .88%, during the first half of the year. The most significant change among the interest bearing deposits during the period involved the introduction of a new product known as Select Checking. This interest bearing checking account, which features a number of advantages including insurance, travel discounts and shopping benefits, gathered $1,797,000 since its introduction in February. Some of these funds were transferred from exiting accounts including checking plus and money market accounts which fell $557,000 and $451,000, respectively. Among the other major interest bearing accounts certificates of deposit decreased by $423,000 while savings accounts increased $311,000. Both of these changes are slightly in excess of 1%.



          The Company's use of borrowed funds changed somewhat during the first six months of 1997. At June 30 short-term borrowings were lower mostly due to the absence of federal funds purchased. On average such purchased funds totaled $723,000 during the first half of 1997. Long-term borrowing, however, increased from $330,000 at year-end 1996 to $1,109,000 at mid year 1997 due to the funding of a $800,000 commercial loan as noted earlier.


CAPITAL RESOURCES
-----------------


          Total shareholders' equity of $15,611,000 at June 30, 1997 is 12.09% of total assets. This compares with $14,943,000, 11.61%, at year-end 1996. Included in equity are 66,447 shares of treasury stock carried at a cost of $961,000 and $65,000 unrealized losses on available for sale securities. Such unrealized losses are net of deferred tax benefits of $34,000.



          Cash dividends of $.20 per share were paid during the first half representing a dividend payout ratio of 17.24%. Dividends are determined quarterly by the board of directors and typically the fourth quarter dividend is larger than the other three.



          The Federal Reserve's risk based capital guidelines provide for the relative weighting of both on-balance-sheet and off-balance-sheet items based on their degree of risk. The Company continues to exceed all regulatory capital requirements as shown in the following table:




                    Minimum Capital Standard Ratios
------------------------------------------------------------------------

                                               Citizens       Regulatory
                                            Financial Corp.  Requirements
------------------------------------------------------------------------

Total capital to risk weighted assets            18.65%          8.0%
Tier I capital to risk weighted assets           17.49%          4.0%
Tier I capital to adjusted total assets          12.17%          4.0%


     The Company is unaware of any trends or uncertainties, nor do any plans exist, which may materially impair its capital position.





LIQUIDITY AND INTEREST RATE SENSITIVITY
---------------------------------------


          The objective of the Company's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of Citizens' liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio, held to maturity securities due within one year, and short-term funds such as federal funds sold. At June 30, 1997 these sources totaled $29,256,000 or 22.65% of total assets. In addition, liquidity may be generated through loan repayments and over $51,000,000 of available borrowing arrangements with correspondent banks. Management believes the liquidity of the Bank is sufficient to satisfy all anticipated demands. Details on both the sources and uses of cash are presented in the Statements of Cash Flows contained in the financial statements.



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



          One common interest rate risk measure is the gap, or difference between rate sensitive assets and rate sensitive liabilities. As of June 30, 1997, the Company's cumulative one year gap was a negative 8.95% of total assets compared to a negative 4.91% at December 31, 1996. The change in the gap is due to several factors. First, $4,894,000 of securities which were called, matured or paid down during the first half of the year were reinvested in securities carrying maturities of one to five years. Second, some $2,917,000 of certificates of deposit have migrated to within 1 year of their maturity. It is not unusual for the Bank to have a large volume of certificates maturing in a short time period and it has had considerable success maintaining such funds.
It should also be noted that the Company considers administered rate deposits, including savings accounts to be immediately rate sensitive.



          In addition to the gap the Company also utilizes simulation models to forecast income under various interest rate assumptions. Currently, such models indicate the Company would maintain satisfactory earnings in changing interest rate environments. Management believes such models are superior to the gap in analyzing interest rate risk.


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

                          PART II -  OTHER INFORMATION



Item 1.  Legal Proceedings:
         -----------------


          As of June 30, 1997 Citizens Financial Corp. was not involved in any material legal proceedings. The Bank is currently involved, in the normal course of business, in various legal proceedings. After consultation with legal counsel, management believes that all such litigation will be resolved without materially effecting on the financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against the Company or the Bank.



Item 2.  Changes in Securities:    None.
         ---------------------

Item 3.  Defaults upon Senior Securities:    None.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders:
         ---------------------------------------------------


          The annual meeting of shareholders of Citizens Financial Corp. was held on April 19, 1997. The shareholders determined that the maximum number of directors will continue at nine and that directors Chabut, DeMotto and Thompson will serve additional three year terms ending in April, 2000. No other matters were submitted for the vote of the shareholders.



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



                                            CITIZENS FINANCIAL CORP.



Date:  August 8, 1997                     /s/ Robert J. Schoonover
      -------------------------          --------------------------------
                                         Robert J. Schoonover
                                         President
                                         Chief Executive Officer



Date:   August 8, 1997                    /s/ Thomas K. Derbyshire
      -------------------------          --------------------------------
                                         Thomas K. Derbyshire
                                         Treasurer
                                         Principal Financial Officer