Form 10-Q
period 1997-09-30
CITIZENS FINANCIAL CORP/DE/
filed 1997-11-06
CIK 764156

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------

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


                                                 Outstanding at
                   Class                      September 30, 1997
                   -----                      ------------------

       Common Stock ($2.00 par value)              683,553


                         This report contains 21 pages.

                                   FORM 10-Q
                            CITIZENS FINANCIAL CORP.
                        Quarter Ended September 30, 1997


                                     INDEX


                                                                        Page No.
                                                                        --------


Part I.  Financial Information

          Condensed Consolidated Balance Sheets
            September 30, 1997 and December 31, 1996......................3


          Condensed Consolidated Statements of Income
            Three Months Ended
            September 30, 1997 and September 30, 1996
            and Nine Months Ended
            September 30, 1997 and September 30, 1996.....................4


          Condensed Consolidated Statements of
            Changes in Shareholders' Equity
            Nine Months Ended
            September 30, 1997 and September 30, 1996.....................5


          Condensed Consolidated Statements of
            Cash Flows
            Nine Months Ended
            September 30, 1997 and September 30, 1996.....................6


          Notes to Condensed Consolidated
            Financial Statements.......................................7-11


          Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations.............................................12-19


Part II.  Other Information and Index to Exhibits........................20

          Signatures.....................................................21

                         PART I - FINANCIAL INFORMATION
                            CITIZENS FINANCIAL CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)

                                                      September 30,   December 31,
                                                           1997           1996
                                                      --------------  ------------
                                                       (Unaudited)         *
ASSETS
------

Cash and due from banks                                    $  3,861       $  2,774
Federal funds sold                                              200              0
Securities available for sale (Note 2)                       30,483         23,041
Securities held to maturity (estimated fair
  value $7,689 and $11,156, respectively) (Note 2)            7,596         11,093
Loans, less allowance for loan losses of
  $1,050 and $990, respectively (Notes 3 and 4)              85,955         88,235
Premises and equipment                                        1,639          1,594
Accrued interest receivable                                   1,050          1,105
Other assets                                                    660            918
                                                           --------       --------
    Total Assets                                           $131,444       $128,760
                                                           ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
  Noninterest bearing                                      $ 13,294       $ 14,739
  Interest bearing                                           96,213         94,831
                                                           --------       --------
    Total Deposits                                          109,507        109,570
Short-term borrowings                                           707          2,965
Long-term borrowings                                          4,392            330
Other liabilities                                               771            952
                                                           --------       --------
    Total liabilities                                       115,377        113,817
                                                           --------       --------

Commitments and contingencies (Note 5)

SHAREHOLDERS' EQUITY
--------------------

Common Stock, authorized 1,250,000 shares of
  $2.00 par value; issued 750,000 shares                      1,500          1,500
Additional paid in capital                                    2,100          2,100
Retained earnings                                            13,393         12,381
Net unrealized gain/(loss) on available for
  sale securities                                                35            (77)
Treasury stock, at cost, 66,447 shares                         (961)          (961)
                                                           --------       --------
  Total shareholders' equity                                 16,067         14,943
                                                           --------       --------
    Total Liabilities and Shareholders' Equity             $131,444       $128,760
                                                           ========       ========

*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)

                                                 Three Months                   Nine Months
                                            Ended September 30,             Ended September 30,
                                           --------------------             -------------------
                                            1997         1996                1997        1996
                                                (Unaudited)                    (Unaudited)
INTEREST INCOME
---------------

Interest and fees on loans                   $2,043         $1,993          $6,050       $5,910
Interest and dividends on
 securities:
    Taxable                                     477            495           1,355        1,389
    Tax-exempt                                   73             20             207          170
Interest on federal funds sold                   42             19              64           78
                                           --------       --------        --------     --------
    Total interest income                     2,635          2,527           7,676        7,547
                                           --------       --------        --------     --------

INTEREST EXPENSE
----------------

Interest on deposits                            967            955           2,812        2,798
Interest on short-term borrowings                41             27             112           79
Interest on long-term borrowings                 16              3              41            8
                                           --------       --------        --------     --------
  Total interest expense                      1,024            985           2,965        2,885
                                           --------       --------        --------     --------
  Net interest income                         1,611          1,542           4,711        4,662
Provision for loan losses                        42             42             144          126
                                           --------       --------        --------     --------
  Net interest income after
    provision for loan losses                 1,569          1,500           4,567        4,536
                                           --------       --------        --------     --------

NONINTEREST INCOME
------------------

Trust department income                          28             26              54           47
Service fees                                     63             67             178          204
Insurance commissions                             8             10              23           25
Securities gains, net                            10              0              10            0
Other                                            30             38             157          106
                                           --------       --------        --------     --------
  Total noninterest income                      139            141             422          382
                                           --------       --------        --------     --------

NONINTEREST EXPENSE
-------------------

Salaries and employee benefits                  530            542           1,563        1,630
Net occupancy expense                            81             75             223          211
Equipment rentals, depreciation
  and maintenance                                64             69             180          178
Data processing                                  80             79             256          246
Advertising                                      28             20              82           59
Other                                           255            244             777          738
                                           --------       --------        --------     --------
    Total noninterest expense                 1,038          1,029           3,081        3,062
                                           --------       --------        --------     --------

Income before income taxes                      670            612           1,908        1,856
Income tax expense                              245            209             691          663
                                           --------       --------        --------     --------
Net income                                 $    425       $    403        $  1,217     $  1,193
                                           ========       ========        ========     ========

Earnings per common share (Note 6)           $  .62       $    .59        $   1.78     $   1.75
                                           ========       ========        ========     ========

Weighted average shares outstanding         683,553        683,580         683,553      683,718
Dividends per common share                 $    .10       $    .10        $    .30     $    .30
                                           ========       ========        ========     ========

   The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           (In thousands of dollars)

                 Nine Months Ended September 30, 1997 and 1996
                 ---------------------------------------------
                         (Unaudited)


                                                                                               Net                      Total
                                                              Additional                    Unrealized                  Share-
                                        Common Stock            Paid In       Retained    Gain/(Loss) on   Treasury    holders'
                                    Shares        Amount        Capital       Earnings     Securities        Stock      Equity
                                    --------------------------------------------------------------------------------------------
Balance, January 1, 1996             750,000        $1,500        $2,100       $11,297       $  10        $(955)       $13,952
Net income                                                                       1,193                                   1,193
Net change in unrealized gain/
  (loss) on securities                                                                        (155)                       (155)
Cash dividends declared
  ($.30 per share)                                                                (205)                                   (205)
Cost of 235 shares
  acquired as treasury stock                                                                                 (6)            (6)
                                    --------------------------------------------------------------------------------------------
Balance September 30, 1996           750,000        $1,500        $2,100       $12,285       $(145)       $(961)       $14,779
                                    ============================================================================================

Balance, January 1, 1997             750,000        $1,500        $2,100       $12,381       $ (77)       $(961)       $14,943
Net income                                                                       1,217                                   1,217
Net change in unrealized gain/
  (loss) on securities                                                                         112                         112
Cash dividends declared
  ($.30 per share)                                                                (205)                                   (205)
                                    --------------------------------------------------------------------------------------------
Balance September 30, 1997           750,000        $1,500        $2,100       $13,393       $  35        $(961)       $16,067
                                    ============================================================================================

   The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                                          Nine Months Ended
                                                            September 30,
                                                         -------------------
                                                             1997       1996
                                                              (Unaudited)
Cash flows from operating activities:
  Net Income                                             $  1,217   $  1,193
    Adjustments to reconcile net income to
    cash provided by operating activities:
    Provision for loan losses                                 144        126
    Depreciation and amortization                             229        212
    Amortization and accretion on securities                   93        214
    Gain on sales and calls of securities                     (10)         0
    Decrease in accrued interest receivable                    55        181
    Decrease (increase) in other assets                       210        (89)
    (Decrease) increase in other liabilities                 (241)       123
                                                         --------   --------
      Cash provided by operating activities                 1,697      1,960
                                                         --------   --------

Cash flows from investing activities:
  Proceeds from principal payments received
   on securities available for sale                            89        389
  Proceeds from principal payments received
   on securities held to maturity                             646        297
  Proceeds from maturities and calls of
   securities available for sale                            2,500      1,000
  Proceeds from maturities and calls of
   securities held to maturity                              3,362     17,160
  Purchases of securities available for sale              (10,960)   (16,463)
  Purchases of securities held to maturity                   (500)    (1,115)
  Purchases of premises and equipment                        (226)      (473)
  Proceeds from sale of securities available for sale       1,007          0
  Decrease (increase) in loans                              2,136     (5,241)
                                                         --------   --------
    Cash used by investing activities                      (1,946)    (4,446)
                                                         --------   --------

Cash flows from financing activities:
  Cash dividends paid                                        (205)      (205)
  Acquisition of treasury stock                                 0         (6)
  (Decrease) increase in short-term borrowing              (2,258)     1,066
  Increase (decrease) in long-term borrowing                4,062         (3)
  (Decrease) increase in time deposits                         (5)     3,393
  Decrease in other deposits                                  (58)    (1,309)
                                                         --------   --------
    Cash provided by financing activities                   1,536      2,936
                                                         --------   --------

Net increase in cash and cash equivalents                   1,287        450

Cash and cash equivalents at beginning of period            2,774      5,948
                                                         --------   --------

Cash and cash equivalents at end of period               $  4,061   $  6,398
                                                         ========   ========

Supplemental disclosure of noncash investing
 and financing activities:
Cash paid during the period for:
  Interest                                               $  2,998   $  2,856
  Income Taxes                                                741        736
Acquisition of other real estate owned and
  other repossessed assets                               $    145   $    173



The accompanying notes are an integral part of these financial statements.

                    CITIZENS FINANCIAL CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 -  BASIS OF PRESENTATION
          ---------------------

     The accounting and reporting policies of Citizens Financial Corp. and Subsidiary ("Citizens" or "the Company") conform to generally accepted accounting principles and to general policies within the financial services industry. The consolidated statements include the accounts of Citizens Financial Corp. and its wholly-owned subsidiary Citizens National Bank. All significant intercompany balances and transactions have been eliminated.
     The information contained in the condensed consolidated financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the three months ended September 30, 1997 and the nine months then ended are not necessarily indicative of the results to be expected for the full year.
     The financial statements and notes included herein should be read in conjunction with those included in Citizens' 1996 Annual Report to Shareholders and Form 10-K.

NOTE 2 - SECURITIES
         ----------

     The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 1997 and December 31, 1996 are summarized as follows (in thousands):

                                                     September 30, 1997
                                      ------------------------------------------------
                                       Carrying
                                         Value                              Estimated
                                      (Amortized   Unrealized   Unrealized     Fair
                                         Cost)       Gains        Losses       Value
                                      -----------  ----------   ----------  ---------
                                                        (Unaudited)
--------------------------------------------------------------------------------------
Held to maturity:
U.S. Treasury securities............     $ 1,000         $  2         $ 0     $ 1,002
U.S. Government agencies and
 corporations.......................           0            0           0           0
Mortgage backed securities -
 U.S. Government agencies
 and corporations...................           2            0           0           2
Corporate debt securities...........         997            5           0       1,002
                                         -------         ----         ---     -------
 Total taxable......................       1,999            7           0       2,006
                                         -------         ----         ---     -------
Tax-exempt state and political
 subdivisions.......................       5,597          101          15       5,683
                                         -------         ----         ---     -------
 Total securities
  held to maturity..................     $ 7,596         $108         $15     $ 7,689
                                         =======         ====         ===     =======
                                                                           Carrying
                                                                             Value
                                                                           (Estimated
                                       Amortized    Unrealized  Unrealized    Fair
                                         Cost         Gains       Losses     Value)
--------------------------------------------------------------------------------------
Available for sale:

U.S. Treasury securities............     $ 4,546         $ 33         $ 0     $ 4,579

U.S. Government agencies and
 corporations.......................      12,312           33          19      12,326
Mortgage backed securities -
 U.S. Government agencies
 and corporations...................         697            0           9         688
Corporate debt securities...........      10,764           55          47      10,772
Obligations of state and political
 subdivisions - taxable.............       1,566            8           0       1,574
Federal Reserve Bank stock..........         108            0           0         108
Federal Home Loan Bank stock........         436            0           0         436
                                         -------         ----         ---     -------
 Total securities available
  for sale..........................     $30,429         $129         $75     $30,483
                                         =======         ====         ===     =======

                                                     December 31, 1996*
                                      ----------------------------------------------
                                      Carrying
                                       Value                                Estimated
                                      (Amortized   Unrealized  Unrealized    Fair
                                        Cost)        Gains       Losses      Value
--------------------------------------------------------------------------------------
Held to maturity:
U.S. Treasury securities............     $ 3,004         $ 21         $ 0     $ 3,025
U.S. Government agencies and
 corporations.......................       1,000            3           0       1,003
Mortgage backed securities -
 U.S. Government agencies
 and corporations...................         968           11           0         979
Corporate debt securities...........         991           12           0       1,003
                                         -------         ----         ---     -------
 Total taxable......................       5,963           47           0       6,010
                                         -------         ----         ---     -------
Tax-exempt state and political
 subdivisions.......................       5,130           70          54       5,146
                                         -------         ----         ---     -------
 Total securities
  held to maturity..................     $11,093         $117         $54     $11,156
                                         =======         ====         ===     =======

*From audited financial statements.


                                                       December 31, 1996 *
                                         ---------------------------------------------------
                                                                              Carrying
                                                                                Value
                                                                              (Estimated
                                         Amortized    Unrealized  Unrealized     Fair
                                           Cost         Gains       Losses      Value)
-----------------------------------------------------------------------------------------
Available for sale:
U.S. Treasury securities......            $ 3,015        $31        $  0        $ 3,046
U.S. Government agencies and
  corporations................            $ 9,016        $17        $ 44        $ 8,989
Mortgage backed securities -
  U.S. Government agencies
  and corporations............                790          0          37            753
Federal Reserve Bank stock....                108          0           0            108
Federal Home Loan Bank stock..                425          0           0            425
Corporate debt securities.....              8,210         17          93          8,134
Taxable state and political
  subdivisions................              1,596          0          10          1,586
                                          -------        ---        ----        -------
  Total securities available
    for sale..................            $23,160        $65        $184        $23,041
                                          =======        ===        ====        =======

    The maturities, amortized cost and estimated fair values of the Bank's securities at September 30, 1997 are summarized as follows (in thousands):

                                            Held to maturity        Available for sale
                                         ---------------------     ---------------------
                                         Amortized  Estimated      Amortized  Estimated
                                           Cost     Fair Value       Cost     Fair Value
                                         ---------  ----------     ---------  ----------

Due within 1 year                           $2,042      $2,049       $ 3,515     $ 3,522
Due after 1 but within 5 years               4,743       4,817        25,280      25,319
Due after 5 but within 10 years                811         823             0           0
Due after 10 years                               0           0         1,634       1,642
                                            ------      ------       -------     -------
                                            $7,596      $7,689       $30,429     $30,483
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

     The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the nine month periods ended September 30, 1997 and 1996 are as follows (in thousands):

                                                    Proceeds From            Gross Realized
                                       ----------------------------------  --------------------
                                                   Calls and    Principal
                                         Sales    Maturities    Payments      Gains      Losses
                                         --------------------------------  --------------------
September 30, 1997:
Securities held to maturity             $    0    $  3,362      $    646     $   0       $   0
Securities available for sale            1,007       2,500            89        10           0
                                        ------    --------      --------     -----       -----
                                        $1,007    $  5,862      $    735     $  10       $   0
                                        ======    ========      ========     =====       =====
September 30, 1996:
Securities held to maturity             $    0    $ 17,160      $    297     $   0       $   0
Securities available for sale                0       1,000           389         0           0
                                        ------    --------      --------     -----       -----
                                        $    0    $ 18,160      $    686     $   0       $   0
                                        ======    ========      ========     =====       =====

     At  September 30,  1997  and  December  31,  1996  securities  carried  at
$10,028,000 and  $5,255,000,  respectively,  with   estimated   fair  values of
$10,066,000 and $5,260,000 respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

*From audited financial statements.

NOTE 3 - LOANS
         -----

     Total loans are summarized as follows (in thousands):

                                            September 30, 1997   December 31, 1996
                                            -------------------  -----------------
                                                (Unaudited)              *
Commercial, financial and agricultural                 $12,356            $11,091
Real estate - construction                               1,217              1,508
Real estate - mortgage                                  55,619             56,733
Installment loans to individuals                        16,601             18,796
Credit card loans                                          948                933
Other                                                      203                 28
                                                        ------            -------
  Total loans                                           86,944             89,089
Net deferred loan origination costs                        104                176
Less unearned income                                       (43)               (40)
                                                       -------            -------
  Total loans net of unearned income and
    net deferred loan origination costs                 87,005             89,225
Less allowance for loan losses                          (1,050)              (990)
                                                       -------            -------
  Loans, net                                           $85,955            $88,235
                                                       =======            =======

NOTE 4 - ALLOWANCE FOR LOAN LOSSES
         -------------------------

     Analyses of the allowance for loan losses are presented below (in thousands):

                                  Three Months Ended     Nine Months Ended
                                     September 30           September 30
                                     1997     1996         1997     1996
                                    ----------------      ----------------
                                     (Unaudited)             (Unaudited)

Balance at beginning of period      $1,030    $1,063     $  990      $1,036

Loans charged off:
  Commercial and industrial              0         0          0           0
  Real estate - mortgage                 0        29          3          30
  Consumer and other                    20        17         59          56
  Credit Card                           16        44         44          66
                                    ------    ------     ------      ------
    Total charge-offs                   36        90        106         152
                                    ------    ------     ------      ------
Recoveries:
  Commercial and industrial              2         0          3           1
  Real estate - mortgage                10         0         10           0
  Consumer and other                     2        13          8          17
  Credit card                            0        22          1          22
                                    ------    ------     ------      ------
    Total recoveries                    14        35         22          40
                                    ------    ------     ------      ------
Net losses                              22        55         84         112
Provision for loan losses               42        42        144         126
                                    ------    ------     ------      ------
Balance at end of period            $1,050    $1,050     $1,050      $1,050
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


NOTE 6 - EARNINGS PER SHARE
         ------------------

     Earnings per share is based on the weighted average number of shares outstanding during the period. For the nine month periods ended September 30, 1997 and 1996 the weighted average number of shares outstanding were 683,553 and 683,718, respectively, while 683,553 shares were outstanding during the three month period ended September 30, 1997 and 683,580 were outstanding for the three months ended September 30, 1996.

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


EARNINGS SUMMARY
----------------

     Net income for the first nine months of 1997 was $1,217,000 or $1.78 per share. This represents a 2.0% increase over the first nine months of 1996 when net income was $1,193,000, or $1.75 per share. These earnings levels represent an annualized returns on average assets of 1.26% in 1997 and 1.24% in 1996. Returns on average equity of 10.54% and 11.09%, respectively reflect an increase in the Company's capital base during 1997.

     Third quarter net income increased from $403,000 in 1996 to $425,000 in the current year. The factors influencing both the year-to-date and quarterly results are addressed in the following sections of this report.

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

     For the third quarter of 1997 net interest income of $1,611,000 was up $69,000, or 4.5%, from $1,542,000 in the third quarter of 1996. This primarily reflects an increase in interest income of $108,000 resulting from an improvement in the yield on earning assets and an increase in their volume. The yields on federal funds sold, securities and loans all increased when compared to the third quarter of 1996 resulting in an overall yield on earning assets for the quarter of 8.51%. This is a 29 basis point improvement over the third quarter of last year. This positive effect was increased by 1.8% rise in the volume of earning assets to $125,628,000.

     Similar to the case of earning assets, interest bearing liabilities also experienced an increase in both their cost and their volume. The cost of interest bearing liabilities rose from 4.00% in the third quarter of 1996 to 4.08% in the quarter just completed while the volume of such liabilities increased 2.1% to $100,475,000. As a result interest expense for the quarter increased by $39,000. This, combined with the changes related to earning assets, not only produced the 4.5% improvement in net interest income but also resulted in a tax equivalent net interest margin of 5.25% for the quarter, up from 5.03%.

     For the year-to-date period net interest income of $4,711,000 is $49,000, or 1.1%, above last year's $4,662,000. The Company's yield on earning assets of 8.38% is 8 basis points higher than the 8.30% earned during the first nine months of 1996 but the cost of interest bearing liabilities also increased 9 basis points to 4.00%. The volumes of both earning assets and interest bearing liabilities were nearly unchanged. As a result, the tax equivalent net interest margin of 5.20% is an improvement of just 1 basis point from 5.19%.

     Due to the economic, demographic and competitive characteristics of the markets the Company serves, future growth may require either the use of additional borrowings or the generation of higher deposit levels by offering higher rates. Despite this, and due to management's desire to maintain its net interest margin, significant changes in the mix or volume of deposits, loans or securities are not anticipated in the near future.

NONINTEREST INCOME
------------------

     Noninterest income includes all revenues which are not included in interest and fee income relating to earning assets. Despite the recognition of a $10,000 gain on the sale of a security, total noninterest income for the third quarter of 1997 decreased $2,000 to $139,000. This decrease reflects lower service charges, including minimum balance fees and checkbook charges due to the introduction of a new product earlier in 1997, as well as a reduction in other noninterest income due to lower credit card merchant income and the recognition of a $3,000 gain on the sale of repossessed assets during the third quarter of 1996. The remaining components of noninterest income showed little change from the third quarter of 1996.

     On a year-to-date basis total noninterest income of $422,000 is $40,000, or 10.5%, greater than last year. The 1997 total, however, includes a $60,000 recovery on an item recognized as loss during the fourth quarter of 1996.
Absent this item, and the $10,000 nonrecurring gain on the sale of a security during the third quarter, year-to-date noninterest income would have been approximately $28,000 below the 1996 recurring total.

     This decrease is due to several items. Service fees have fallen $26,000. Within this total minimum balance fees and checkbook charges, have dropped a combined $8,000 due partly to the new product noted earlier. In addition overdraft fees, which fell in early 1997 only to rebound to more normal levels, are down $7,000 as are commercial account charges which were impacted by computer errors also in early 1997. Other noninterest income, excluding the $60,000 recovery, has decreased approximately $9,000 mainly due to lower fees from safe deposit box rentals. However, by year-end, safe deposit box rental income is expected to be at normal levels. Only trust department income, which is recorded on a cash basis in accordance with customary banking practice, has increased during the year. Management expects noninterest income to approximate historical levels in the foreseeable future with no significant increases or decreases expected.

NONINTEREST EXPENSE
-------------------

     Noninterest expense includes all items of expense other than interest expense, the provision for loan losses and income taxes. Total noninterest expense for the third quarter of 1997 of $1,038,000 is up fractionally from $1,029,000 during the third quarter of 1996. Within this total however, several components increased while others decreased. Net occupancy expense increased $6,000, or 8.0%, to $81,000 mostly due to higher property tax expense. Advertising costs increased $8,000, or 40%, resulting from the continuance of this year's expanded advertising and marketing program. Also rising was other noninterest expense, up $11,000, or 4.5%, to $255,000. Part of this increase involves postage and stationery related to the advertising efforts. Stationery costs also increased due to a reorganization of certain filing systems. For the quarter, postage costs were $6,000 higher than in the third quarter of 1996 while stationery cost increased $10,000. Changes in the remaining components of other noninterest expense were individually immaterial.

     Salaries and employee benefits decreased $12,000, or 2.2%, to $539,000 during the quarter. Contributing to this improvement were reductions in employee group insurance costs, pension expense, incentive compensation and executive supplemental income expense. Incentive compensation is paid to employee teams for the completion of certain projects and generally excludes senior management. Executive supplemental income is provided to senior management and offers certain retirement benefits provided service requirements are met. Also decreasing during the quarter was equipment expense, down $5,000 to $64,000. This is a direct result of lower maintenance costs.

     On a year-to-date basis noninterest expense has increased $19,000, less than 1%, to $3,081,000. Among the components of this total only salaries and benefits has decreased. This reduction has been 4.1%, or $67,000, to $1,563,000 and is due to the same items noted in the quarterly analysis. The remaining items all increased. Occupancy expense is up $12,000 due not only to higher property taxes but also to the extension of certain insurance coverages. These insurance costs, however, will be recovered as new multi-year contracts have been negotiated. Data processing costs have increased $10,000 due to contractual provisions.

     Advertising expense is higher than in 1996 as a result of the previously noted advertising and marketing effort while other noninterest expense has increased $39,000, or 5.3%, to $777,000. This $39,000 increase reflects greater postage and stationery costs as noted earlier as well as an increase in the cost of purchased software of nearly $10,000 and a $12,000 increase in losses from the sale of foreclosed assets. Purchased software costs include the cost of purchasing software products and support agreements or updates provided by the software vendors. The 1997 increase is primarily due to costs associated with the purchase and support of two marketing systems.

INCOME TAXES
------------

     The Company's provision for income taxes during the third quarter of 1997 was $245,000 compared to $209,000 in the same quarter of 1996. Included in these figures are both federal and state income taxes. For the year-to-date period total income tax is $691,000, or 36.2% of pretax income. This compares with $663,000, 35.7%, in 1996. The Company has not been subject to the federal alternative minimum tax during any of the periods presented in the accompanying financial statements.

FINANCIAL CONDITION
-------------------

     Total assets at September 30, 1997 of $131,444,000 are $2,684,000 more than the December 31, 1996 total of $128,760,000. This growth of just over 2% reflects increases in shareholders' equity as a result of the earning process and higher levels of borrowings. Deposit funding has remained relatively constant during the year reflecting the nature of the local economy and the competitive environment. Management believes that maintaining a disciplined approach to deposit growth in this environment represents a prudent strategy. A discussion of the Bank's major balance sheet categories follows.

LOAN PORTFOLIO
--------------

     Gross loans totaled $86,944,000 at September 30, 1997, down $2,145,000, more than 2%, since year-end 1996. During 1995 management actively sought loan growth and increased the loan portfolio by $14.9 million. Slower loan growth continued in 1996 with the year-end gross loan to deposit ratio rising to 81.31%. During 1997 management's focus has been on controlling the loan to deposit ratio to approximate 80% and maintaining credit quality. As of September 30, 1997 these efforts have been successful as the gross loan to deposit ratio was 79.4% and past due and nonaccruing loans have been significantly reduced.

     The majority of the decrease in loan volume during the year has been in the installment loan portfolio. This portfolio has decreased $2,195,000, or 11.7%, as a result of certain strategies employed by management as well as changes in loan demand. While a leveling off of this portfolio is expected, competition from major automobile manufacturers has increased.

     The Company's mortgage loan portfolio, which generally remained at or slightly above year-end levels through the first half of 1997, has decreased $1,114,000, or 1.96%, to $55,619,000 at September 30, 1997. This decrease is the result of the payoff of certain outstanding loans. Demand for mortgage loans is generally steady although local competitive pressure from mortgage originators continues to be significant.

     In contrast to installment and mortgage lending, commercial lending has increased $1,265,000, which is 11.41%, during the year. Much of this increase is due to the establishment of a credit relationship with a new customer in early 1997. Currently, commercial loan demand is increasing and the Bank is hopeful that it will be able to serve these potential customers.

     The Bank's remaining loan portfolios, including construction and credit cards, are relatively small and have not exhibited changes which are material to the overall portfolio makeup. The credit card portfolio, with an average balance of $913,000, however, has experienced net charge offs of $43,000 through the first nine months of the year. This rate of 4.71% is higher than that of our peer banks and has caused the Bank to adapt more stringent credit review and approval procedures.

     Company policy requires those loans which are past due 90 days or more be placed on nonaccrual status unless they are both well secured and in the process of collection. A summary of past due loans and nonperforming assets is provided below:

               Summary of Past Due Loans and Nonperforming Assets
               --------------------------------------------------

                                 (in thousands)



                                            September 30         December 31
                                            -------------        -----------
                                          1997          1996        1996
                                              (Unaudited)             *
Loans past due 90 or more days
  still accruing interest                $  48         $  73        $ 447
                                         =====         =====        =====

Nonperforming assets:
  Nonaccruing loans                      $  38         $ 163        $ 263
  Other Real Estate Owned                   10             0           79
                                         -----         -----        -----
                                         $  48         $ 163        $ 342
                                         =====         =====        =====

* From the Company's Form 10-K filing dated December 31, 1996

     Management performs a comprehensive loan evaluation quarterly in order to identify all potential problem credits, including but not limited to past due and nonaccrual loans. Based on this review management is unaware of any trends or uncertainties which it reasonably expects may materially impact future operating results or capital resources and is of the opinion that the allowance for loan losses, which totaled $1,050,000 or 1.21% of gross loans, at September 30, 1997, adequately provides for any potential loan losses which may reasonably be expected. To maintain the allowance for loan losses at an adequate level a provision for loan losses is made monthly as deemed necessary. Such provisions totaled $144,000 in the first three quarters of 1997 compared to $126,000 in the first three quarters of 1996. Net charge-offs during the two periods totaled $84,000 and $112,000, respectively.

SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD
-------------------------------------------

          The Bank maintains a conservative philosophy with regard to its securities portfolio placing great importance on safety and liquidity. In order to improve liquidity, and increase its ability to manage the structure of the balance sheet, $3.2 million of securities were transferred from the held to maturity portfolio to the available for sale portfolio in December, 1995 as permitted by the Financial Accounting Standards Board's Special Report "A Guide to Implementation of Statement 115 on Accounting for Certain Debt and Equity Securities." This transaction had no impact on the Company's income and resulted in an immaterial increase in shareholders' equity as reported at year end. In practical terms this transaction marked the creation of the Bank's available for sale portfolio. At September 30, 1997 this portfolio's estimated fair value was $30,483,000 or 80% of the total portfolio. The remaining 20% is comprised of held to maturity securities as no trading portfolio is maintained. The composition of both portfolios is presented in Note 2.

          At quarter-end the estimated fair value of the available for sale portfolio exceeded its amortized cost by $54,000. This represents an unrealized gain which would impact earnings only in the event the securities were sold. Although one such sale generating a $10,000 gain has occurred this year, it was an isolated transaction. Similar transactions could occur in the future although none are planned.

          Securities purchased during the first nine months of 1997 total $11,460,000, $10,960,000 of which were classified as available for sale. The average life of the portfolio, however, remains short at 2.89 years as the flatness of the yield curve kept the maturities of the newly purchased securities short. These purchases included U.S. Treasury and agency securities and investment grade corporate and municipal securities. Future portfolio strategies will likely continue to focus on these same types of securities. The purchase of municipal securities, however, depends on the availability of favorable tax-equivalent yields relative to taxable securities.

     At September 30, 1997 the Bank had $200,000 invested in overnight federal funds sold. In managing its funds position the Bank generally tries to minimize its involvement in either federal funds sold or federal funds purchased. The execution of specific investing and funding strategies, however, may result in exceptions to this general procedure.

DEPOSITS AND OTHER FUNDING SOURCES
----------------------------------

          Total deposits of $109,507,000 at September 30, 1997 were nearly unchanged from their year-end level of $109,570,000. Average deposits for the year total $108,939,000. Although these totals may rise or fall from time to time, total deposits have remained relatively stable.

          The different components of total deposits do show some change however. Noninterest bearing deposits, which have averaged slightly in excess of $14,000,000 during the year, fell from $14,739,000 at year-end to $13,294,000 at
September 30, 1997. This represents a 9.8% decrease. This decrease, however, appears to reflect the routine cash flow needs of depositors rather than a trend toward lower demand deposit levels.

          Interest bearing deposits have increased $1,382,000 since year-end to $96,213,000. On average, however, total interest bearing deposits of $95,160,000 have more closely approximated the year-end level. The introduction of a new product known as select checking, which has gathered nearly $1.9 million, has caused some shifting of the portfolio. Funds from other deposit products including checking plus, money market and savings, were transferred into select checking to take advantage of the features it offers.

          Savings accounts have remained nearly level since year-end totaling $27.3 million. However, a larger percentage of this total is now comprised of "savings sweep" accounts of several of the area's major business concerns. Such sweep accounts have nearly doubled to $4.7 million at September 30, 1997. Similarly, certificates of deposit have remained very stable totaling $40.2 million at September 30, 1997 and $40.4 million at year-end. Included in these totals are certificates of $100,000 or more totaling $7.2 million and $5.9 million, respectively.

          Rather than signaling an increased reliance on large deposits, however, this increase is mainly the result of efforts to encourage existing customers to consolidate their holdings of certificates of deposit. By doing so the Bank can reduce certain operating and administrative costs related to the certificate of deposit portfolio.

          During the first nine months of 1997 the Company made greater use of borrowed funds than in previous periods. Long-term borrowings have increased $4,062,000 to $4,392,000. This is the result of two factors. First, a repurchase agreement involving a local governmental entity, and previously carried as a short-term borrowing, matured on June 30, 1997 and was renewed for an additional two year term. At September 30, 1997 this instrument carried a balance of $3,298,000. Interest is paid on this account at 67.11% of New York prime. Secondly, a loan to a local manufacturer of $800,000 was financed by the use of long-term debt. This type of matched funding will provide the Bank with interest earnings over the life of the loan.

          Short-term borrowings decreased $2,258,000 to $707,000 as a result of the renewal of the above noted repurchase agreement. The current balance of $707,000 represents another local governmental repurchase agreement which matures on June 30, 1998.

CAPITAL RESOURCES
-----------------

          Total shareholders' equity of $16,067,000 at September 30, 1997 is 12.22% of total assets. This compares with $14,943,000, 11.61%, at year-end 1996. Included in equity are 66,447 shares of treasury stock carried at a cost of $961,000 and $35,000 of unrealized gains on available for sale securities.

          Cash dividends of $.30 per share were paid during the first nine months of 1997 representing a dividend payout ratio of 16.85%. Dividends are determined quarterly by the board of directors with the fourth quarter dividend typically being larger than the other three.

          The Federal Reserve's risk based capital guidelines provide for the relative weighting of both on-balance-sheet and off-balance-sheet items based on their degree of risk. The Company continues to exceed all regulatory capital requirements as shown in the following table:

                        Minimum Capital Standard Ratios
                   -----------------------------------------

--------------------------------------------------------------------------
                                               Citizens        Regulatory
                                            Financial Corp.   Requirements
--------------------------------------------------------------------------
Total capital to risk weighted assets            19.08%          8.00%
Tier I capital to risk weighted assets           17.90%          4.00%
Tier I capital to adjusted total assets          12.15%          4.00%

     The Company is unaware of any trends or uncertainties, nor do any plans exist, which may materially impair its capital position.

LIQUIDITY AND INTEREST RATE SENSITIVITY
---------------------------------------

          The objective of the Company's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of Citizens' liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio, held to maturity securities due within one year, and short-term funds such as federal funds sold. At September 30, 1997 these sources totaled $32,725,000 or 24.90% of total assets. In addition, liquidity may be generated through loan repayments and over $51,000,000 of available borrowing arrangements with correspondent banks. Each quarter management tests its ability to satisfy the next 12 months anticipated liquidity needs. At September 30, 1997, this test indicates the Bank has ample liquidity to satisfy all anticipated demands. Further details on both the sources and uses of cash are presented in the Statements of Cash Flows contained in the financial statements.

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

          One common interest rate risk measure is the gap, or difference between rate sensitive assets and rate sensitive liabilities. This measure, however, does not consider future changes in the volume of rate sensitive assets or liabilities or the possibility that interest rates of various products may not change by the same amount or at the same time. In addition, certain assumptions must be made in constructing the gap. For example, the Company considers administered rate deposits, such as savings accounts, to be immediately rate sensitive although their rate sensitivity could differ from this assumption. The Company monitors its gap on a monthly basis. At September 30, 1997 the Company's cumulative one year gap was -10.22% of total assets.
This compares with a negative 4.91% at year-end 1996. This change is mainly due to the migration of 3 year certificates of deposit and 3 year IRA certificates of deposit to within 1 year of their maturity. The Bank's CD portfolio is typically short and it is not unusual to have a large volume of certificates maturing in a short time period. Historically, the Bank has had considerable success retaining such funds and it also expects to market IRA holders during the coming year. Such retention would, by its nature, reduce the gap.

          The weighted average rate of the funds noted above is 6.53%, significantly higher than current and expected 3 year rates. Therefore, although the Company's gap is at its maximum desired level, earnings risk appears limited.

          The Bank also conducts several rate shock tests quarterly to help manage interest rate risk. These tests forecast income under various interest rate assumptions. Although they do consider future volume changes, like the gap they do not consider the possibility that interest rates on various products may change by different amounts and at different times. As of the report date these test indicate an instantaneous increase in rates of 200 basis points will reduce net interest income by 5.16%, slightly in excess of management's 5.00% maximum threshold. This, too, reflects the change in the CD portfolio and should be corrected by the retention, and coincident lengthing of the repricing horizon, of the CDs. Additional efforts to lengthen this repricing horizon are also being considered. The probability of an immediate 200 basis point change in rates, however, is minimal and, as noted above, based on more realistic interest rate assumptions earnings risk appears limited.

          In addition to the tests noted above management projects its income for the next 12 months under what it considers to be realistic interest rate assumptions each quarter. At September 30, 1997 this projection indicates that income will be maintained at acceptable levels. It is believed that this test is a more accurate predictor of earnings than the gap and rate shock tests discussed earlier.

IMPACT OF INFLATION
-------------------

          The consolidated financial statements and related data included in this report were prepared in accordance with generally accepted accounting principles, which require the Company's financial position and results of operations to be measured in terms of historical dollars with the exception of the available for sale securities portfolio. Consequently, the relative value of money generally is not considered. Nearly all of the Company's assets and liabilities are monetary in nature and, as a result, interest rates and competition in the market area tend to have a more significant impact on the Company's performance than the effect of inflation. Such changes in interest rates during the quarter have not had a significant impact on either the results of operations or the fair values of the Company's financial instruments.

                          PART II -  OTHER INFORMATION

Item 1.  Legal Proceedings :
         -----------------

          As of September 30, 1997 Citizens Financial Corp. was not involved in any material legal proceedings. The Bank is currently involved, in the normal course of business, in various legal proceedings. After consultation with legal counsel, management believes that all such litigation will be resolved without materially effecting the financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against the Company or the Bank.

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



                                            CITIZENS FINANCIAL CORP.



Date:    11/05/97                        /s/  Robert J. Schoonover
     ---------------------------         -------------------------------------
                                         Robert J. Schoonover
                                         President
                                         Chief Executive Officer


Date:    11/05/97                        /s/  Thomas K. Derbyshire
     ---------------------------         -------------------------------------
                                         Thomas K. Derbyshire
                                         Treasurer
                                         Principal Financial Officer