Form 10-K405
period 1997-12-31
CITIZENS FINANCIAL CORP/DE/
filed 1998-03-25
CIK 764156

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K
                      ----------------------------------



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the fiscal year ended     December 31, 1997
                                      ------------------------



                                      or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission File No:  2-96144
                                              -------


                           CITIZENS FINANCIAL CORP.
          -----------------------------------------------------------
            (exact name of registrant as specified in its charter)


        Delaware                                       55-0666598
--------------------------------         ---------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification Number)

213 Third St.
Elkins, West Virginia                                     26241
--------------------------------         ---------------------------------------
(Address of Principal                                  (Zip Code)
 Executive Offices)

Registrant's Telephone Number,                       (304) 636-4095
     Including Area Code:                ---------------------------------------



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


               Yes    X           No
                   -------           -------



     The aggregate market value of Citizens Financial Corp. common stock, representing all of its voting stock that was held by nonaffiliates on February 28, 1998, was approximately $15,298,105.



     As of February 28, 1998, Citizens Financial Corp. had 662,703 shares of common stock outstanding with a par value of $2.00.

     This report contains 67 pages.

                      DOCUMENTS INCORPORATED BY REFERENCE


(1) The Company's Form S-4, dated February 19, 1987, is incorporated by reference in Item 1 of Part I and Item 14(c) of Part IV of this report to the extent stated herein.

(2) The Company's Articles of Incorporation and Bylaws, which was filed as an Exhibit to the Company's Form 10-K dated December 31, 1995, is incorporated by reference in Item 14 of Part IV of this report.

(3) The Bank's Executive Supplemental Income Agreement, previously filed as an Exhibit to the Company's Form 10-K dated December 31, 1995, and amended as filed in the December 31, 1996 Form 10-K, is also incorporated by reference in Item 11 of Part IV of this report.


                           CITIZENS FINANCIAL CORP.
                                FORM 10-K INDEX


                                                                          Page
                                                                          ----

Part I   Item 1   Business...............................................   3
         Item 2   Properties.............................................   3
         Item 3   Legal Proceedings......................................   6
         Item 4   Submission of Matters to a Vote
                    of Security Holders..................................   6

Part II  Item 5   Market for the Registrant's Common
                    Stock and Related Shareholders Matters...............   7
         Item 6   Selected Financial Data................................   9
         Item 7   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations........  15
         Item 8   Financial Statements and Supplementary Data............  26
         Item 9   Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure...............  49

Part III Item 10  Directors and Executive Officers of
                    the Registrant.......................................  49
         Item 11  Executive Compensation.................................  51
         Item 12  Security Ownership of Certain Beneficial
                    Owners and Management................................  53
         Item 13  Certain Relationships and Related Transactions.........  54

Part IV  Item 14  Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K..................................  56

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

Employees
---------

     As of December 31, 1997 Citizens Financial Corp. had no employees. Citizens National Bank employed 78 full-time equivalent employees at that date. The Bank's employees are not represented by any union or other collective bargaining agreement and the Bank believes its employee relations are good.

Business of Citizens and Citizens National Bank
-----------------------------------------------

     As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, Citizens' present business is the operation of its bank subsidiary. As of December 31, 1997 Citizens' consolidated assets approximated $132,132,000 and total shareholders' equity approximated $16,095,000.

     As a bank holding company Citizens is permitted to engage in certain nonbanking activities which are closely related to banking under the provisions of the Bank Holding Company Act and the Federal Reserve Boards' Regulation Y.
In addition, the Bank may engage, directly or indirectly, in certain nonbanking activities as permitted by its regulatory authorities. As of December 31, 1997, neither the Bank or the Holding Company has engaged in such activities.
However, nonbanking activities remain a source of potential growth to both banks and bank holding companies. Therefore, management continues to evaluate these opportunities. Any involvement in nonbanking activities in 1998 is expected to be insignificant to the Company's financial position or results of operations.

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

Statistical Information
-----------------------

     The disclosures required by Securities Act Guide 3 - "Statistical Disclosure by Bank Holding Companies", are included in Item 6 - Selected Financial Data, on pages 9 through 15 of this report.

Properties
----------

     The services described above are offered from Citizens National Banks' main offices located at 213 Third Street, Elkins, West Virginia. In addition the Bank owns a drive-in facility directly across from its main offices on Third Street and it has owned and operated a full service branch bank in Parsons, West Virginia since 1984. In February, 1992 an additional branch facility was opened in Beverly, West Virginia. This newest facility provides drive-in and ATM service in addition to traditional lobby services.

     Citizens Financial Corp. does not own or lease any property. To date it has utilized the Bank's facilities and has not occupied more than a minimal amount of space. Citizens does not compensate the Bank in any way for such usage as it is deemed to be insignificant. Management believes the existing facilities are adequate to conduct the Company's and Bank's business.

Competition
-----------

     Citizens faces a high degree of competition for all of its services from local banks. Within its market area of Randolph and Tucker counties in West Virginia there exists seven competing commercial banks operating numerous branches. As of June 30, 1997, the most recent date for which data are available, the Bank had deposits representing approximately 29.2% of total deposits of the commercial banks serving its primary market area, which is comparable to its market share at June 30, 1996.

     Nonbank competition has also increased in recent years locally by the establishment of brokerage companies and the expansion of insurance operations and credit unions as well as from mutual funds located throughout the country.

     West Virginia banks are allowed unlimited branch banking throughout the State. The Interstate Banking and Branch Efficiency Act of 1994 also authorizes interstate branching by acquisition and consolidation nationwide. These and similar provisions impacting both the banking and thrift industries may serve to intensify future competition within Citizens' market.

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

     In 1994, Congress passed the Reigle-Neal Interstate Banking Bill (the "Interstate Bill"). The Interstate Bill permits certain interstate banking activities through a holding company structure, effective September 30, 1995.
It permits interstate branching by merger effective June 1, 1997 unless states "opt-in" sooner, or "opt-out" before that date. States may elect to permit de novo branching by specific legislative election. In March, 1996, West Virginia adopted changes to its banking laws so as to permit interstate banking and branching to the fullest extent permitted by Interstate Bill. The Interstate Bill will permit consolidation of banking institutions across state lines and, perhaps, de novo entry. As its provisions become effective, it is likely that the resulting restructurings and interstate activities will result in the realization of economies of scale within those institutions with entities in more than one state. One result could be increased competitiveness, due to the realization of economies of scale and/or, where permitted, due to de novo market entrants.

     Under West Virginia banking law, an acquisition or merger is not permitted if the resulting depository institution or its holding company, including any depository institutions affiliated therewith, would assume additional deposits to cause it to control deposits in the State of West Virginia in excess of twenty five percent(25%) of such total amount of all deposits held by insured depository institutions in West Virginia. This limitation may be waived by the Commissioner of Banking for good cause shown.

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

     Under the Community Reinvestment Act of 1977, the Comptroller of the Currency is required to assess the record of all financial institutions regulated by it to determine if such institutions meet the credit needs of the community (including low-to-moderate income neighborhoods) served by them and to take this record into account in its evaluation of any application made by any such institution for, among other things, approval of a branch or other deposit facility, office relocation, or the merger with or acquisition of assets of another bank. The state of West Virginia has a similar statutory regulation.
In its most recent examination the Bank received a satisfactory CRA rating.

     The Bank is subject to various capital requirements under federal banking regulations including the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Quantitative measures established by those regulations ensure minimum capital levels are maintained. Those measures are summarized in Note 12 to the Consolidated Financial Statements which begins on page 44 of this report. Also contained in that Note are the Bank's regulatory capital ratios at December 31, 1997. Those ratios show that the Bank satisfied the requirements necessary to be categorized as well capitalized which is the highest category established under the regulations. As a well capitalized institution Citizens is permitted to engage in a wider range of banking activities than may be permitted otherwise.

     Another requirement of FDICIA is that federal banking agencies must prescribe regulations relating to various operational areas of banks and bank holding companies. These include standards for internal audit systems, loan documentation, information systems, internal controls, credit underwriting, interest rate exposure, asset growth, compensation, and such other standards as the agency deems appropriate.

     As a subsidiary bank of a bank holding company, Citizens National Bank is also subject to certain restrictions imposed by the Federal Reserve Act upon any extensions of credit to Citizens Financial Corp. or, if such existed, any of its other subsidiaries, on investments in the stock or other securities of that bank holding company or its subsidiaries, and on the taking of such stock or securities as collateral for loans to any borrower.

Item 3.  Legal Proceedings
--------------------------

     As of December 31, 1997 Citizens Financial Corp. was not involved in any material legal proceedings. The Bank is currently involved, in the normal course of business, in various legal proceedings. After consultation with legal counsel, management believes that all such litigation will be resolved without materially affecting financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against the Company or the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders of Citizens Financial Corp. during the fourth quarter of 1997.

Part II
-------

Item 5.  Market for Registrant's Common Stock and Related
---------------------------------------------------------
          Stockholder Matters
          -------------------

     Historically, the stock of Citizens Financial Corp. and, prior to its formation, the stock of Citizens National Bank, has traded only sporadically. The stock is not listed on any security exchange, however, two regional brokerage firms provide an efficient and orderly market for transactions involving its shares. There are no further plans, understandings, arrangements or agreements to list the stock on any exchange at this time.

     Citizens has only one class of stock, that being common stock, and all voting rights are vested in its holders. The shareholders of Citizens are entitled to one vote for each share of common stock owned on all matters subject to a vote of shareholders. At February 28, 1997 shareholders of record numbered
468.  The Company has no plans to issue senior securities.

     As of December 31, 1997, the Company had authorized 1,250,000 shares of common stock of which 750,000 were issued. Subsequent to year-end the Board of Directors approved a resolution to increase the number of authorized shares to $2,250,000. The authorization of these additional shares is intended to support general corporate activities although currently no plans exist for their use. Shareholders will vote to approve or disapprove this resolution at the annual meeting of shareholders to be held on April 18, 1998.

     Citizens maintains a policy under which it may purchase shares of its' own stock for treasury, subject to certain limitations, when it is deemed to be in the best interest of the Company to do so. Such shares are purchased on the open market through independent brokers. At December 31, 1996 and 1997 the number of treasury shares was 66,447 and 68,047, respectively. After December 31, 1997 the Company purchased an additional 19,250 shares of treasury stock. No plans currently exist regarding the use of the treasury stock and no plans exist regarding future purchases.

     The following table presents the high and low market prices for Citizens' common stock for the periods indicated.

                           High    Low
                          ------  ------
 First Quarter through
 February 28, 1998        $30.00  $27.75

 1997
------
 First Quarter            $26.00  $25.00
 Second Quarter           $27.00  $25.50
 Third Quarter            $28.00  $25.50
 Fourth Quarter           $30.00  $26.00

 1996
------
 First Quarter            $25.00  $25.00
 Second Quarter           $25.00  $25.00
 Third Quarter            $25.00  $24.50
 Fourth Quarter           $25.00  $24.25

     The prices listed above are based upon information available to Citizens' management through those brokers which deal in the Company's stock and are believed to accurately represent the amount at which its stock was traded during the periods indicated. Prices reflect amounts paid by purchasers of the stock and, therefore, may include commissions or fees paid to brokers. The amounts of such commissions or fees, if any, are not known to management. No attempt was made by management to ascertain the prices for every sale made during these periods.

     Citizens shareholders are entitled to receive dividends when and as declared by its Board of Directors. Dividends are typically paid quarterly. Aggregate dividends were $.90 per share in 1997 and $.80 per share in 1996. Dividends are paid out of funds legally available for the payment of dividends as set forth in the West Virginia Corporation Act.

     Payment of dividends by Citizens is dependent upon payment of dividends to it by the subsidiary bank. The ability of the Bank to pay dividends is subject to certain limitations imposed by national banking laws as outlined in Note 12 to the Consolidated Financial Statements on page 44 of this report.

Item 6.  Selected Financial Data
--------------------------------

     Selected financial data for the five years ended December 31, 1997 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this report.


Citizens Financial Corp.

----------------------------------------------------------------------------------------------------
Selected Financial Data Five Year Summary
(in thousands of dollars, except per share data)
----------------------------------------------------------------------------------------------------
                                                      1997      1996      1995      1994      1993
----------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Total assets......................................  $132,132  $128,760  $126,350  $126,927  $126,576
Securities........................................    38,519    34,134    34,374    49,548    48,293
Loans, net........................................    86,400    88,235    82,781    67,716    67,488
Deposits..........................................   110,401   109,570   109,671   108,063   111,988
Short-term borrowings.............................     3,597     2,965     1,590     2,131     1,698
Long-term borrowings..............................     1,078       330       334       203       147
Total shareholders' equity........................    16,095    14,943    13,952    12,976    12,282

SUMMARY OF OPERATIONS:
Total interest income.............................  $ 10,314  $ 10,145  $  9,475  $  8,486  $  8,556
Total interest expense............................     4,014     3,880     3,530     3,130     3,557
                                                    --------  --------  --------  --------  --------

 Net interest income..............................     6,300     6,265     5,945     5,356     4,999
Provision for loan losses.........................       236       168        60        49        90
                                                    --------  --------  --------  --------  --------

 Net interest income after
  provision for loan losses.......................     6,064     6,097     5,885     5,307     4,909
Noninterest income................................       563       546       476       418       369
Noninterest expense...............................     4,052     4,178     3,912     4,016     3,772
                                                    --------  --------  --------  --------  --------

 Income before income taxes
  and cumulative effect
  of change in accounting
  principle.......................................     2,575     2,465     2,449     1,709     1,506

Income taxes......................................       934       834       823       599       482
                                                    --------  --------  --------  --------  --------

 Income before cumulative
  effect of change in
  accounting principle............................     1,641     1,631     1,626     1,110     1,024
 Cumulative effect of change
  in accounting
  for income taxes................................        --        --        --        --        116
                                                    --------  --------  --------  --------  --------
Net income........................................  $  1,641  $  1,631  $  1,626  $  1,110  $  1,140
                                                    ========  ========  ========  ========  ========

PER SHARE DATA:
 Income before cumulative
  effect of change in
  accounting principle............................     $2.40     $2.39     $2.36     $1.60     $1.48
 Cumulative effect of change
  in accounting
  for income taxes................................        --        --        --        --       .17
                                                       -----     -----     -----     -----     -----

Net income:
  Basic...........................................     $2.40     $2.39     $2.36     $1.60     $1.65
                                                       =====     =====     =====     =====     =====
  Diluted.........................................     $2.40     $2.39     $2.36     $1.60     $1.65
                                                       =====     =====     =====     =====     =====

Cash dividends....................................     $ .90     $ .80     $ .70     $ .60       .58
                                                       =====     =====     =====     =====     =====


     Additional information required under Securities Act Industry Guide 3 for Bank Holding Companies follows:

          Distribution of Assets, Liabilities & Shareholders' Equity;
                    Interest Rates and Interest Differential

                                          1997                               1996                                1995
                             --------------------------------  ---------------------------------  ---------------------------------
                              Avg Bal   Interest  Yield/Rate    Avg Bal    Interest  Yield/Rate    Avg Bal    Interest  Yield/Rate
                             --------------------------------  ---------------------------------  ---------------------------------
                                (in thousands of dollars)          (in thousands of dollars)          (in thousands of dollars)
Interest Earning Assets:
Federal funds sold           $  1,336    $    74        5.54%   $  1,836    $    98        5.34%   $    677     $   36        5.32%
Securities:
  Taxable                      29,686      1,859        6.26      29,675      1,792        6.04      38,608      2,150        5.57
  Tax-exempt (1)                5,381        426        7.92       5,245        427        8.14       5,144        438        8.51
Loans (net of unearned
 interest) (2)                 87,980      8,109        9.22      86,738      7,973        9.19      76,093      7,000        9.20
                             --------------------------------  ---------------------------------  ---------------------------------
 Total interest earning
  assets (1)                  124,383     10,468        8.42     123,494     10,290        8.33     120,522      9,624        7.99

 Nonearning assets:
   Cash and due from banks      3,131                              3,266                              2,979
   Bank premises and
    equipment, net              1,595                              1,605                              1,444
   Other assets                 1,901                              1,784                              1,915
   Allowance for loan
    losses                     (1,026)                            (1,055)                            (1,026)
                             --------                           --------                           --------
 Total assets                $129,984                           $129,054                           $125,834
                             ========                           ========                           ========

 Interest Bearing
  Liabilities:
   Savings deposits          $ 27,083        780        2.88    $ 28,171        784        2.78    $ 29,137        804        2.76
   Time deposits               50,502      2,600        5.15      50,370      2,564        5.09      46,075      2,156        4.68
   NOW accounts                11,583        255        2.20      10,651        239        2.24      11,489        258        2.25
   Money market accounts        6,159        152        2.47       6,891        172        2.50       7,685        191        2.49
   Borrowings                   4,075        227        5.57       2,265        121        5.34       2,267        121        5.34
                             --------------------------------  ---------------------------------  ---------------------------------
   Total interest bearing
    liabilities                99,402      4,014        4.04      98,348      3,880        3.95      96,653      3,530        3.65

 Noninterest bearing
  liabilities:
   Demand deposits             13,922                             15,180                             14,825
   Other liabilities            1,006                              1,003                                845
   Shareholders' equity        15,654                             14,523                             13,511
                             --------                           --------                           --------
 Total liabilities and
   shareholder's equity      $129,984                           $129,054                           $125,834
                             ========                           ========                           ========

                                         -------                            -------                             ------
 Net interest income (1)                 $ 6,454                            $ 6,410                             $6,094
                                         =======                            =======                             ======

 Net interest income to
  average earning
  assets (1)                                            5.19%                              5.19%                              5.06%
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


                           1997 Compared to 1996        1996 Compared to 1995
                        Increase (Decrease) Due to   Increase (Decrease) Due to
                        --------------------------   --------------------------
                                        (in thousands of dollars)
                        Volume     Rate      Total   Volume     Rate      Total
                        --------------------------   --------------------------
Interest earned on:
 Federal funds sold      $(28)     $  4      $(24)   $  62      $ --      $  62
 Taxable securities        --        67        67     (528)      170       (358)
 Tax-exempt securities     11       (12)       (1)       9       (20)       (11)
 Loans                    112        24       136      980        (7)       973
                        --------------------------   --------------------------
Total interest earned      95        83       178      523       143        666
                        --------------------------   --------------------------

Interest expense on:
 Savings deposits         (31)       27        (4)     (26)        6        (20)
 Time deposits              7        29        36      210       198        408
 NOW accounts              20        (4)       16      (18)       (1)       (19)
 Money market accounts    (18)       (2)      (20)     (20)        1        (19)
 Other borrowing          100         6       106       --        --         --
                        --------------------------   --------------------------
Total interest expense     78        56       134      146       204        350

                        --------------------------   --------------------------
Net interest income      $ 17      $ 27      $ 44    $ 377      $(61)     $ 316
                        ==========================   ==========================

                         Securities Portfolio

     Presentation of the amortized cost of securities as of December 31, 1997 and 1996 may be found in Note 3 to the Consolidated Financial Statements which begins on page 33 of this report.

The following table sets forth the maturities of securities as of December 31, 1997 and the weighted average yields of such securities (calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security).


                               Within One        After One but      After Five but      After Ten
                                  Year         Within Five Years   Within Ten Years      Years              Total
                            -------------------------------------------------------------------------------------------
                            Amount    Yield    Amount     Yield    Amount  Yield    Amount    Yield    Amount     Yield
                            -------------------------------------------------------------------------------------------
                                                             (in thousands of dollars)
 U.S. Treasury and other
   U.S. government
   agencies and
   corporations             $4,109    5.94%    $12,851    6.13%    $ --      --%    $   --      --%    $16,960    6.08%
 State and political
   subdivisions (1)            520    6.10       5,314    7.97      240    9.22      1,081    8.35       7,155    7.93
 Other securities            1,499    6.82      12,218    6.34       --      --        544    7.16      14,261    6.42
                            ------    ----     -------    ----     ----    ----     ------    ----     -------    ----

   Total                    $6,128    6.16%    $30,383    6.53%    $240    9.22%    $1,625    7.95%      8,376    6.55%
                            ======             =======             ====             ======             =======

The portfolio contains no securities of any single issuer in which the aggregate amortized cost of such securities exceeds ten percent of shareholders' equity.

(1) Tax-equivalent adjustments, using a rate of 34%, have been made in calculating yields on obligations of state and political subdivisions.

Loan Portfolio
--------------

Types of Loans
--------------

     The distribution of loans by major category as of December 31, 1997 and 1996 may be found in Note 4 to the Consolidated Financial Statements which begins on page 36 of this report. All loans in the portfolio are domestic in nature.

Loan Maturities and Interest Rate Sensitivity
---------------------------------------------

     Note 4 to the Consolidated Financial Statements also provides data concerning the contractual maturities of loans, including commercial, financial and agricultural loans as well as real estate construction loans, as of December 31, 1997. Also provided are the amounts due after one year classified as fixed rate and variable rate loans.

Risk Elements
-------------

Nonperforming Loans
-------------------

     Nonperforming loans consist of loans in nonaccrual status, loans which are past due 90 days or more and still accruing interest and restructured loans. The following table sets forth the amounts of such loans as of the dates indicated:


                                          December 31
                                   -------------------------
                                       1997         1996
                                   -------------------------
                                   (in thousands of dollars)
 Nonaccrual loans                     $   2        $ 263
 Loans past due 90 days or more
   still accruing interest                9          224
 Restructured loans                      --           --
                                      -----        -----
   Total                              $  11        $ 487
                                      =====        =====


     Loans are generally placed on nonaccrual status when they are past due 90 days as to principal or interest unless they are both well secured and in the process of collection. The following table provides a summary of information pertaining to nonaccrual loans as of December 31, 1997:

                                              (in thousands)

Total nonaccrual loans                            $  2
Interest income which would have been
 recorded under original terms                      --
Interest income recorded during the year            --

Potential Problem Loans
-----------------------

     As of December 31, 1997, management is not aware of any potential problem loans other than those which are on nonaccrual status or are past due 90 days or more and still accruing interest.

Loan Concentrations
-------------------

     Information concerning loan concentrations is provided in Note 4 to the Consolidated Financial Statements which begins on page 36 of this report.

Summary of Loan Loss Experience
-------------------------------

     Note 5 to the Consolidated Financial Statements, which begins on page 37 of this report, presents an analysis of the allowance for loan losses for the years ended December 31, 1997, 1996 and 1995.

     The amount charged to the provision for loan losses and the related balance in the allowance for loan losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including, but not limited to, its analysis of overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions and information about specific borrowers.

     The ratio of net losses to average loans outstanding was .15% in 1997, .25% in 1996 and .03% in 1995.

     The following table shows an allocation of the allowance for loan losses for the two years ended December 31, 1997 and 1996.

                                               December 31
                               --------------------------------------------
                                      1997                  1996
                               --------------------------------------------
                                        Percent of            Percent of
                                       Loans in Each         Loans in Each
                                        Category to           Category to
                               Amount   Total Loans  Amount   Total Loans
                               ------  ------------  ------  --------------
                                        (in thousands of dollars)
 Commercial, financial and
  agricultural                 $  273       15%        $217          13%
 Real estate -- construction        7        2            6           1
 Real estate -- mortgage          246       64          243          64
 Installment and other            137       19          110          22
 Unallocated                      431      N/A          414         N/A
                               ------      ----        ----         ----
   Total                       $1,094      100%        $990         100%
                               ======      ====        ====         ====

Deposits
--------

     The average daily amount of deposits and the rates paid on those deposits for the years ended December 31, 1997, 1996 and 1995 were previously presented in the Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential. That table may be found on page 10 of this report.

     A table summarizing the maturities of time certificates of deposit, including individual retirement accounts, of $100,000 or more as of December 31, 1997 may be found in Note 7 to the Consolidated Financial Statements which begins on page 38 of this report. There were no other time deposits of $100,000 or more at that date.

Return on Equity and Assets
---------------------------

     The following table shows consolidated operating and capital ratios for the periods indicated.

                                    Year Ended December 31
                                   -------------------------
                                    1997     1996     1995
                                   -------------------------
 Return on average assets            1.27%    1.26%    1.29%
 Return on average equity           10.51    11.23    12.07
 Dividend payout ratio              37.50    33.47    29.66
 Average equity to assets ratio     12.04    11.25    10.74


Short-term Borrowing
--------------------

     Information concerning the Company's short-term borrowing is presented in
Note 10 to the Consolidated Financial Statements which begins on page 43 of this report.

Item 7.  Management's  Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
          Results of Operations
          ---------------------

     The following discussion and analysis presents the significant changes in financial condition and results of operations of Citizens Financial Corp., and its wholly-owned subsidiary Citizens National Bank of Elkins, for the periods covered by the audited financial statements contained in this report. This discussion and analysis should be read in conjunction with such financial statements and the accompanying notes thereto. Since the primary business activities of Citizens Financial Corp. are conducted through the Bank, this discussion focuses primarily on the financial condition and operations of the Bank. This discussion may include forward looking statements based upon management's expectations; actual results may differ. Amounts and percentages used in this discussion have been rounded.

Earnings Summary
----------------

     Net income for the year 1997 of $1,641,000, was not significantly different from either 1996's $1,631,000, or 1995's $1,626,000. On a per share basis earnings were $2.40 in 1997, $2.39 in 1996 and $2.36 in 1995. The return on average assets during the three years was 1.27%, 1.26% and 1.29%, respectively. Return on average equity decreased during the period from 12.07% in 1995 to 11.23% in 1996 and 10.51% in 1997 due to increasing capital levels resulting from the retention of earnings. Those factors influencing the Company's results of operations are addressed in the following sections of this report.

Net Interest Income
-------------------

     Net interest income represents the primary component of Citizens' earnings. It is the difference between interest and fee income related to earning assets and interest expense incurred to carry interest bearing liabilities. Net interest income is impacted by changes in the volume and mix of interest earning assets and interest bearing liabilities, as well as by changing interest rates. In order to manage these changes, their impact on net interest income and the risk associated with them, the Company utilizes an ongoing asset/liability management program. This program includes analysis of the Company's gap, earnings sensitivity to rate changes, and source and uses of funds. A discussion of net interest income and the factors impacting it is presented below.

     Net interest income of $6,299,000 in 1997 was marginally higher than 1996's $6,265,000. On a tax-equivalent basis, the increase was $44,000 to $6,454,0000. This reflects an increase in tax-equivalent interest income of $178,000 to $10,468,000, primarily as the result of increased levels of earning assets. Average earning assets totaled $124,383,000 in 1997 compared to $123,494,000 in 1996, an increase of $889,000. These higher balances, particularly higher loan balances, had the effect of increasing interest income by approximately $95,000. In addition, the yield earned on earning assets also increased 9 basis points to 8.42% which further increased interest income by approximately $83,000.

     These increases were partially offset by a $134,000 increase in interest expense to $4,014,000. Once again this increase was primarily the result of increased volumes. As explained in the discussion of deposits and other funding sources, the Company utilized certain borrowings to fund loans and executed additional repurchase agreements with local governmental entities during 1997. As a result, average interest bearing liabilities increased $1,054,000, to $99,402,000 causing interest expense to rise by approximately $78,000. Additional expense of approximately $56,000 was incurred as a result of the cost of funds rising 9 basis points to 4.04%.

     The combined effect of these changes resulted in a tax-equivalent net interest margin of 5.19% which equalled the 1996 margin. This relative stability was not unexpected as management sought to make only minor changes to the balance sheet structure in 1997 following two years of more aggressive loan growth.

     Such loan growth was indeed significant in 1996 as average loans increased $10,645,000, or 13.99%, to $86,738,000. This increase necessitated a reduction in average security holdings of $8,832,000 in 1996. This major shift resulted in a $666,000 increase in tax-equivalent interest income and a 34 basis point increase in the yield on earning assets to 8.33%.

     Like interest income, interest expense increased in 1996 but by the much lesser amount of $350,000. This increase may be almost entirely traced to several efforts to raise time deposits. Because of the higher rates being offered on those time deposits, the Company's cost of interest bearing liabilities increased 30 basis points to 3.95% in 1996. Despite this, the earnings generated by the increase in the loan portfolio pushed the Company's tax-equivalent net interest margin from 5.06% in 1995 to 5.19% in 1996.

Noninterest Income
------------------

     Noninterest income includes all revenues not included in interest and fee income related to earning assets. In both 1996 and 1997 total noninterest income of $546,000 and $563,000, respectively, comprised just over 5% of total revenues. Several items of an unusual nature impacted noninterest income in 1997. First was the recovery of $60,000 from a loss originally recognized in 1996. The nature of this loss is addressed in the noninterest expense section of this discussion. Second was a $10,000 loss resulting from the sale of two securities classified as available for sale. Absent these two items noninterest income would have totaled $513,000 in 1997. At this level noninterest income is $33,000, or 6.0%, lower than in 1996. This is largely due to a $24,000 decrease in service fees following the introduction of the Bank's new Select Checking account as well as lower commercial account charges. Select Checking offers customers several advantages including lower fees for minimum balances, checkbook orders and overdrafts.

     During 1996 noninterest income increased $70,000 to $546,000. This improvement is partially due to the fact that the Bank's credit card program was in place during all of 1996 and only part of 1995. Consequently, credit card merchant income increased by $44,000 in 1996. Fees for commercial services and those relating to overdrafts and account minimums also increased by $46,000 during the year and safe deposit box rent increased by $14,000. The improvement in noninterest income during 1996 is even more significant when one considers that a $24,000 gain on the sale of the Bank's student loan portfolio occurred in 1995.

     The Bank does anticipate diversifying its product line in 1998 which will result in some additional revenue. However, such revenues are not expected to be significant.

Noninterest Expenses
--------------------

Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. For 1997, total noninterest expense of $4,052,000 was $127,000, or 3.0%, less than in 1996.

     Salaries and employee benefits is the largest component of noninterest expense representing over one-half of the total. In 1997 this item totaled $2,050,000, down $77,000 or 3.6%, from $2,127,000 in 1996. This decrease is attributable to several items. Most significant was a $46,000 reduction in the cost of the Bank's executive supplemental income plan as benefits for several participants have been fully accrued. In addition, the Bank's pension plan, which remains in an overfunded status, produced savings which exceeded the 1996 total by approximately $15,000. Finally, incentive compensation paid to employee teams for the achievement of certain goals fell by $17,000 during 1997. The remaining components of salaries and benefits were essentially unchanged including total salaries which increased by just $7,000 which is less than .5%. This was made possible by continuing efforts to more efficiently utilize human resources.

     Among the remaining components of noninterest expense data processing increased 4.2% to $344,000 due to contractual provisions while the Bank's continuing efforts to expand its marketing program caused advertising costs to rise $18,000, or 21.2%, to $103,000. Net occupancy expense and equipment expense each increased by less than 1.5% during the year. And, despite a increase from $2,000 to $14,000, the Bank continued to enjoy the lowest FDIC insurance assessment permissable.

     The category of other noninterest expense includes a variety of items which decreased in total by $101,000, or 9.2%,to $998,000. The primary cause of this decrease was the recognition of a loss of $85,000 during 1996 as a result of customer fraud. Of this amount $60,000 was recovered in 1997 and recorded as other noninterest income as noted in the noninterest income section of this discussion. Absent this item other noninterest expense would have been reduced by $16,000 in 1997 which is 1.5%. This reflects not only the general lack of significant price changes in the economy but also the adherence to strong controls internally.

     In 1996 total noninterest expense of $4,178,000 was $226,000, or 6.8%, more than in 1995. Several components of noninterest expense contributed to this increase including salaries and benefits which rose $146,000 or 7.4%. This reflects the payment of severance benefits to a former officer, a full year impact of the executive supplemental income plan's cost and higher levels of incentive pay to employee teams. Also increasing were data processing costs, up $38,000, net occupancy expense, up $15,000, and other noninterest expense, up $226,000. The higher data processing cost was again due to certain contractual renewals and an increase in credit card processing cost. Not only did credit card activity increase in 1996 but the program was only offered for nine months in 1995. The occupancy expense increase was mostly a result of maintenance related to the Company's heating and cooling system. The increase in other noninterest expense reflects the $85,000 fraud loss noted earlier among other things such as higher stationery, computer software and professional fees.

     Some increase in noninterest expense is anticipated in 1998 as a result of new product offerings and general price changes. However, management is not aware of any cost increases which are expected to have a significant impact on earnings.

Income Taxes
------------

     The Company's provision for income taxes, which totaled $934,000 in 1997, $834,000 in 1996 and $823,000 in 1995, includes both federal and state income taxes. Included in these amounts are deferred tax benefits of $42,000, $6,000, and $21,000, respectively. The effective tax rates for the years 1997, 1996 and 1995 were 36.2%, 33.8% and 33.6%, respectively. Additional information regarding the Company's income taxes is contained in Note 8 to the Consolidated Financial Statements on page 39 of this report.

Financial Condition
-------------------

     Total assets at December 31, 1997 of $132,132,000 are $3,372,000 more than the December 31, 1996 total of $128,760,000. This growth of 2.6% reflects increases in shareholders' equity as a result of the earning process and higher levels of borrowings. Deposit funding has remained relatively constant during the year reflecting the nature of the local economy and competitive environment. A discussion of these items, as well as the changes in the composition of the Company's major balance sheet categories, follows.

Loan Portfolio
--------------

     The loan portfolio, which represents Citizens' largest earning asset, did not change significantly in 1997. At December 31, 1997 gross loans totaled $87,457,000, down $1,632,000 or 1.8%, since year-end 1996. Average loans, however, increased $1,242,000, or 1.4%, in 1997 to $87,980,000. This reflects management's effort to control the loan volume in a manner which would produce a loan to deposit ratio of approximately 80% and maintain credit quality. Such efforts were quite successful as the year-end loan to deposit ratio was 79.2% and net charge-offs dropped from $214,000 in 1996 to $132,000 in 1997.

     As in 1996 management sought to control the installment loan portfolio in 1997. Efforts to generate new loan volume during the year were turned to commercial lending. As a result, installment loans decreased $3,409,000 to $15,387,000 while commercial loans increased $1,836,000 to $12,927,000. This increase in commercial lending of 16.6% is primarily the result of improved efforts to develop new relationships with commercial entities in the area rather than increased levels of economic growth. For this reason, similar growth in commercial lending may not be possible in 1998. In the case of installment lending management hopes to maintain the current level of outstandings.

     While this shift in emphasis from installment to commercial lending was taking place real estate mortgage loans continued to be the Bank's dominant portfolio. With a year-end total of $56,382,000, mortgage lending comprises over 64% of the total loan portfolio. This is comparable to 1996 when total mortgages of $56,733,000 was just under 64%. The majority of the mortgage portfolio continues to be comprised of locally owned one to four family residences.

     Demand for the Bank's primary mortgage products, variable rate loans carrying annual interest rate adjustments based on one year Treasury rates, has been generally steady. However, due to the favorable interest rate environment and increased customer awareness, demand for fixed rate mortgage products continues to rise. As a result, the Bank expects to become involved in this type of lending in 1998. Such loans are not expected to significantly increase outstandings, however, as they will most likely be held for resale. Currently, no loans are held for resale.

     The Bank's remaining loan portfolios, including construction and credit cards, are relatively small and have not exhibited changes which are material to the overall portfolio. The credit card portfolio, which was established in 1995 and carried a balance of $1,018,000 at December 31, 1997, did experience net charge-offs of $68,000 in 1997. In 1996 net charge-offs totaled $69,000 on average balances of $807,000. As a result more stringent credit review and approval procedures have been implemented. Further growth in this portfolio is not anticipated in 1998.

     Additional information on the composition of the loan portfolio, including concentrations of credit risk, may be found in Note 4 to the Consolidated Financial Statements on page 36 of this report.

     Company policy requires those loans which are past due 90 days or more be placed on nonaccrual status unless they are both well secured and in the process of collection. As of December 31, 1997 and 1996, nonaccrual loans approximated
 .01% and .30% of total loans, respectively. Loans past due 90 days or more and still accruing interest were also minor totaling .01% of total loans at year-end 1997 and .25% at year-end 1996.

     All losses which may be reasonably anticipated are accounted for in the allowance for loan losses. Management makes this determination quarterly by its analysis of overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers and other factors. At December 31, 1997, the allowance for loan losses of $1,094,000, or 1.25% of gross loans, was up $104,000 from $990,000, or 1.11% of gross loans, at December 31, 1996. An analysis of the allowance for loan losses for the years ended December 31, 1997, 1996 and 1995 may be found in Note 5 to the Consolidated Financial Statements on page 37 of this report.

     The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. In 1997 the provision totaled $236,000 while the total was $168,000 in 1996 and $60,000 in 1995. While loan quality remains good and, as noted previously, past due and nonaccrual loans are minimal, management increased the provision for loan losses in 1997 to reflect any additional risk factors which may be inherent in the loan portfolio subsequent to the planned loan growth of more than 25% from 1994 to 1996. In addition, personal bankruptcies in West Virginia increased by approximately 54% within the past year far exceeding the nationwide increase of approximately 20%. Having thus increased the provision for loan losses management believes the allowance for loan losses to be adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources.

Securities Portfolio and Federal Funds Sold
-------------------------------------------

     The Bank's securities portfolio consists of both available for sale and held to maturity securities while no securities are maintained in a trading account. During both 1997 and 1996 emphasis was placed on the available for sale portfolio as such holdings provide management with increased ability to manage the balance sheet structure and address asset/liability issues when needed. Consequently, the fair value of this portfolio has increased to $31,921,000 at December 31, 1997 compared to $23,041,000 at December 31, 1996.
Nonetheless use of the held to maturity portfolio is expected to continue, especially for tax-exempt issues. Such issues, however, are typically purchased only when their tax-equivalent yield exceeds that of similar taxable securities.

     The composition of the available for sale portfolio continues to reflect the Bank's conservative philosophy which places greater importance on safety and liquidity than on yield. At December 31, 1997, approximately 53% of this portfolio is comprised of U.S. Treasury and agency securities while 40% is invested in investment grade corporate bonds. The remainder consists of stock of the Federal Reserve Bank and Federal Home Loan Bank of Pittsburgh as well as taxable obligations of local governmental authorities. Typically the Bank prefers to invest in bonds carrying a single maturity date and attempts to limit its involvement in callable securities and other instruments which have uncertain cash flows. In most cases the time to maturity is limited to five years and at December 31, 1997 the average life of the available for sale portfolio was 2.84 years.

     The Bank's approach to the held to maturity portfolio is evident when the portfolio composition is examined. At December 31, 1997 approximately 85% of all held to maturity securities were tax-exempt state and political obligations. The remainder consists of one corporate security which was purchased prior to the establishment of the available for sale portfolio. When this security matures in February, 1998, the entire held to maturity portfolio will be comprised of tax-exempt obligations. Since these issues are held for their tax benefits the Bank's intent is to hold them until they mature.

     The Bank generally tries to minimize its involvement in the overnight federal funds sold market. However, at any given time the execution of specific investing or funding strategies, or normal fluctuations in loan and deposit balances, may require the Bank to sell, or buy, funds on an overnight basis. At year-end the Bank had $200,000 federal funds sold. Throughout 1997, however, the average balance in federal funds sold was $1,337,000. This compares with an average balance of $1,836,000 in 1996.

Deposits and Other Funding Sources
----------------------------------

     Total deposits of $110,401,000 at December 31, 1997 are only fractionally higher than at December 31, 1996 when they totaled $109,570,000. Average deposits, however, decreased $2,014,000, or 1.8%, to $109,249,000. This lack of growth in deposits has been characteristic of the Bank in recent years and reflects not only local economic conditions but also continually increasing levels of competition from banks and nonbanks alike. Increasingly, this competition comes from out of town sources such as brokerage firms and mutual funds. Still, among local banks, Citizens has maintained its market share and remains the largest bank in the market area.

     Noninterest bearing deposits fell $1,576,000, or 10.7%, during the year from $14,739,000 to $13,163,000. At December 31, 1997 this represented 11.9% of total deposits compared to 13.5% a year earlier. Average noninterest bearing deposits also decreased 8.3% from $15,180,000 in 1996 to $13,922,000 in 1997.
Although management does not believe this decrease represents a trend or an impairment of its core deposit funding, it does appear to reflect customers increased awareness of competing services and the importance of prudent cash management. As discussed below, some of the decline in noninterest bearing deposits was the result of customers transferring funds to interest bearing accounts.

     Unlike noninterest bearing deposits, interest bearing deposits increased $2,408,000, or 2.5%, to $97,239,000 in 1997. Much of this growth came in the category of interest bearing checking which increased by $1,992,000. Included in this category are NOW accounts and a new product known as Select Checking. Select attracted $1,847,000 in 1997, although much of it was from existing accounts such as savings, money market and demand deposits. However, neither savings or money market accounts changed materially in amount. Savings accounts, however, now include more corporate sweep accounts than previously. Such accounts totaled $4,902,000 at December 31, 1997 and averaged $3,355,000 during the year. In contrast they averaged only $1,773,000 in 1996. This increase is the result of customers maintaining higher balances rather than an increase in the number of customers utilizing this product. Future balances are likely to depend on the cash needs of those customers.

     The Bank's largest source of interest bearing funds is certificates of deposit. These accounts totaled $50,784,000 at December 31, 1997 and $50,590,000 at December 31, 1996. While these two totals are nearly unchanged the composition of the portfolio did change somewhat. During

1997 the Bank made an effort to increase its operating efficiency by encouraging customers holding multiple certificates of deposit to combine them into 1 certificate. Although this was not possible in all cases the effort did reduce the number of certificates by approximately 14%. It also created several new certificates of $100,000 or more which in total amounted to $1,238,000. This represents 44% of the $2,784,000 increase in certificates of $100,000 or more. At year-end 1997 these large certificates totaled $8,932,000 compared to $6,148,000 at year-end 1996. While these deposits are all locally generated the company recognizes that they are typically more interest rate sensitive than other types of deposits. Because of this some potential for liquidity or interest rate risk could be present. However, management does not believe this is significant not only due to the origin of the deposits but also because the short-term nature of the securities portfolios nearly matches the maturity pattern of these deposits.

     In addition to deposits, the Bank may generate funding by the use of borrowings. The Bank's short-term borrowings increased by $632,000 to $3,597,000 at December 31, 1997 due to the issuance of a second repurchase agreement involving a local governmental entity. From time to time additional short-term borrowings from an overnight line of credit are also utilized. Although no such borrowings existed at year-end average overnight borrowings during 1997 were $430,000. This compares with $57,000 in 1996.

     Long-term borrowings increased $748,000 to $1,078,000 at December 31, 1997. This reflects a loan of approximately $800,000 to a local manufacturer which was financed by the use of borrowings from the Federal Home Loan Bank of Pittsburgh. This type of matched funding will provide the Bank with interest earnings over the life of the loan. Additional information on all of the Bank's borrowings may be found in Note 10 to the Consolidated Financial Statements on page 43 of this report.

Capital Resources
-----------------

     As in the past, the Company remains well capitalized. Total shareholders' equity at December 31, 1997 of $16,095,000 represents 12.2% of total assets. This compares to $14,943,000, or 11.6%, at December 31, 1996. Included in capital at year-end 1997 are 68,047 shares of treasury stock with a cost of $1,005,000 and $93,000 of unrealized gains on available for sale securities. At year-end 1996 the Company held 66,447 shares of treasury stock with a cost of $961,000 and had recorded unrealized losses on available for sale securities of $77,000. Such unrealized gains and losses are recorded net of related deferred taxes and are primarily a function of available market interest rates relative to the yield being generated on the available for sale portfolio. No earnings impact results, however, unless the securities are actually sold. As noted earlier two such sales occurred in 1997 but these transactions are infrequent for the Bank.

     Although not heavily traded, information available to management indicates the market value of the Company's stock traded in a range from $25.00 to $30.00 per share in 1997. Book value per share also increased in 1997 from $21.86 to $23.60. Dividends, which are declared by the board of directors on a quarterly basis, increased for the sixth consecutive year in 1997 to $.90 per share, a $.10 per share increase.

     The Federal Reserve's risk-based capital guidelines provide for the relative weighting of both on-balance-sheet and off-balance-sheet items based on their degree of risk. The Company continues to exceed all regulatory capital requirements as shown in Note 12 to the Consolidated Financial Statements on page 44 of this report, and is unaware of any trends or uncertainties, nor do any plans exist, which may materially impair or alter its capital position.

Liquidity and Interest Rate Sensitivity
---------------------------------------

     The objective of the Company's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of Citizens' liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio, held to maturity securities due within one year, and short-term funds such as federal funds sold. At December 31, 1997 these sources totaled $32,985,000, or 25.0% of total assets. In addition, liquidity may be generated through loan repayments and over $50,000,000 of available borrowing arrangements with correspondent banks. Each quarter management tests the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. At December 31, 1997, this test indicates the Bank is well positioned and has ample liquidity to satisfy these needs. Details on both the sources and uses of cash are presented in the Statements of Cash Flows contained in the financial statements.

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

     One common interest rate risk measure is the gap, or the difference between rate sensitive assets and rate sensitive liabilities. A positive gap occurs when rate sensitive assets exceed rate sensitive liabilities. This tends to be beneficial in rising interest rate environments. A negative gap refers to the opposite situation and tends to be beneficial in declining interest rate environments. However, the gap does not consider future changes in the volume of rate sensitive assets or liabilities or the possibility that interest rates of various products may not change by the same amount or at the same time. In addition, certain assumptions must be made in constructing the gap. For example, the Company considers administered rate deposits, such as savings accounts, to be immediately rate sensitive although their rate sensitivity could differ from this assumption. The Company monitors its gap on a monthly basis and the following table represents the gap analysis at December 31, 1997.

--------------------------------------------------------------------------------
GAP ANALYSIS
December 31, 1997
                                                               One to    Over
(in thousands of dollars)    0-90       91-180     181-365     Five      Five
                             Days        Days        Days      Years     Years
--------------------------------------------------------------------------------
Interest sensitive assets
Federal funds sold....... $    200    $     --    $     --    $    --   $    --
Securities...............    1,044         502       4,587     30,504     1,882
Loans, net of unearned
interest.................   16,502      14,900      35,318     19,501     1,313
                          --------    --------    --------    -------   -------
  Total interest
  sensitive assets.......   17,746      15,402      39,905     50,005     3,195
Interest sensitive
  liabilities
Deposits.................   61,929      10,174       9,298     15,838        --
Other borrowings.........    2,999         631          33        711       302
                          --------    --------    --------    -------   -------
  Total interest
   sensitive
   liabilities...........   64,928      10,805       9,331     16,549       302
                          --------    --------    --------    -------   -------
GAP...................... $(47,182)   $  4,597    $ 30,574    $33,456   $ 2,893
                          ========    ========    ========    =======   =======
Cumulative GAP........... $(47,182)   $(42,585)   $(12,011)   $21,445   $24,338
                          ========    ========    ========    =======   =======
GAP to sensitive
 assets ratio............   (37.37)%      3.64%      24.22%     26.50%     2.29%
Cumulative GAP to
  sensitive assets ratio.   (37.37)%    (33.73)%     (9.51)%    16.99%    19.28%


     As the table shows the Company's cumulative one year gap is a negative 9.51% of sensitive assets. This compares with a negative 5.12% at year-end 1996. This change is mainly due to the migration of 3 year certificates of deposit and 3 year IRA certificates of deposit to within 1 year of their maturity. The Bank's certificate of deposit portfolio is typically short and it is not unusual to have a large volume of certificates maturing in a short time period. Historically, the Bank has had considerable success retaining such funds and it also expects to market IRA holders during the coming year. Such retention would, by its nature, reduce the gap.

     The large negative gap in the 0-90 day category is due to the placement of $46,454,000 of savings, money market and NOW deposits in this category.
Interest rates on these deposits are determined by management and can be changed at any time. Management's ability to manage these rates in a beneficial manner has a significant impact on net interest income.


     In addition to analyzing the gap the Bank also conducts several rate shock tests on a regular basis to help manage interest rate risk. These tests forecast income under the assumption that rates may change, either up or down, by as much as 200 basis points. This helps define risk exposure and boundaries. Like the gap, however, these tests do not consider the possibility that interest rates on various products may change by different amounts and at different times. Therefore, tests are also done which forecast income over the next 12 months under what management considers realistic rate change assumptions. At December 31, 1997 this projection indicates that income will be maintained at acceptable levels. It is believed that this test is a more accurate predicator of earnings than the gap and rate shock tests discussed earlier.

Year 2000 Compliance
--------------------

     The Company is conducting a comprehensive review of its subsidiary bank's computer systems to identify the systems that could be affected by the "Year 2000 Issue" ("Issue"), and is developing a remediation plan to resolve the Issue. The Issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The subsidiary bank is heavily dependent on computer processing in the conduct of its business activities.

     Management has adopted a Year 2000 Plan and timetable for its implementation and believes it is doing everything technologically possible to assure year 2000 compliance. However, the Company is in part dependent upon systems and software vendors to represent that the products provided are, or will be, "Year 2000 Compliant".

     Because the Company has not yet completed its review of its computer systems, management is unable to accurately estimate the costs of making the system "Year 2000 Compliant". However, the total cost is not expected to be significant to the Company's financial position or results of operations.

Impact of Inflation
-------------------


     The results of operations and financial position of the Company have been presented based on historical cost, unadjusted for the effects of inflation, except for the recording of unrealized gains and losses on securities available for sale. Inflation could significantly impact the value of the Company's interest rate sensitive assets and liabilities and the cost of noninterest expenses, such as salaries, benefits and other operating expenses. Management of the money supply by the Federal Reserve to control the rate of inflation may have an impact on the earnings of the Company. Further, changes in interest rates to control inflation may have a corresponding impact on the ability of certain borrowers to repay loans granted by the Company.

     As a financial intermediary, the Company holds a high percentage of interest rate sensitive assets and liabilities. Consequently, the estimated fair value of a significant portion of the Company's assets and liabilities change more frequently than those of non-banking entities. The Company's policies attempt to structure its mix of financial instruments and manage its interest rate sensitivity in order to minimize the potential adverse effects of market forces on its net interest income, earnings and capital. A comparison of the carrying value of the Company's financial instruments to their estimated fair value as of December 31, 1997 is disclosed in Note 13 to the accompanying Consolidated Financial Statements on page 45 of this report.

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


                            CITIZENS FINANCIAL CORP.
                                 AND SUBSIDIARY


CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996


                                                               1997           1996
ASSETS                                                     ------------   ------------
Cash and due from banks                                    $  3,312,512   $  2,773,806
Federal funds sold                                              200,000             --
Securities available for sale                                31,920,905     23,041,465
Securities held to maturity (estimated fair value
 $6,689,709 and $11,155,830, respectively)                    6,597,801     11,092,955
Loans, less allowance for loan losses of $1,094,185 and
 $989,716, respectively                                      86,399,618     88,235,016
Bank premises and equipment, net                              1,588,298      1,594,297
Accrued interest receivable                                   1,197,098      1,104,518
Other assets                                                    915,967        917,871
                                                           ------------   ------------

   Total assets                                            $132,132,199   $128,759,928
                                                           ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Deposits:
 Noninterest bearing                                       $ 13,162,642   $ 14,739,318
 Interest bearing                                            97,238,825     94,830,622
                                                           ------------   ------------
   Total deposits                                           110,401,467    109,569,940
Short-term borrowings                                         3,597,354      2,964,557
Long-term borrowings                                          1,078,290        330,348
Other liabilities                                               960,180        951,935
                                                           ------------   ------------

   Total liabilities                                        116,037,291    113,816,780
                                                           ------------   ------------

Commitments and contingencies

Shareholders' equity
Common stock, $2.00 par value, authorized
 1,250,000 shares, issued 750,000 shares                      1,500,000      1,500,000
Additional paid-in capital                                    2,100,000      2,100,000
Retained earnings                                            13,406,973     12,381,430
Net unrealized gain (loss) on available for sale
 securities                                                      92,890        (76,927)
Treasury stock at cost, 68,047 and
 66,447 shares, respectively                                 (1,004,955)      (961,355)
                                                           ------------   ------------

   Total shareholders' equity                                16,094,908     14,943,148
                                                           ------------   ------------

   Total liabilities and shareholders' equity              $132,132,199   $128,759,928
                                                           ============   ============

 See Notes to Consolidated Financial Statements

                            CITIZENS FINANCIAL CORP.
                                  AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME
For The Years Ended December 31, 1997, 1996 and 1995

                                                            1997          1996        1995
                                                        -----------   -----------  ----------
Interest income
 Interest and fees on loans                             $ 8,099,914   $ 7,973,313  $7,000,290
 Interest and dividends on securities:
   Taxable                                                1,859,467     1,791,607   2,149,688
   Tax-exempt                                               280,086       281,763     289,205
 Interest on federal funds sold                              74,403        98,206      36,158
                                                        -----------   -----------  ----------
   Total interest income                                 10,313,870    10,144,889   9,475,341
                                                        -----------   -----------  ----------

Interest expense
 Interest on deposits                                     3,786,061     3,758,677   3,408,802
 Interest on short-term borrowings                          171,938       110,191     114,748
 Interest on long-term borrowings                            56,375        10,761       6,411
                                                        -----------   -----------  ----------
   Total interest expense                                 4,014,374     3,879,629   3,529,961
                                                        -----------   -----------  ----------

   Net interest income                                    6,299,496     6,265,260   5,945,380
 Provision for loan losses                                  236,000       168,000      60,000
                                                        -----------   -----------  ----------
   Net interest income after provision
      for loan losses                                     6,063,496     6,097,260   5,885,380
                                                        -----------   -----------  ----------

Noninterest income
 Trust income                                               116,134       103,021      84,969
 Service fees                                               247,144       271,305     257,510
 Insurance commissions                                       30,009        33,873      28,370
 Securities (losses) gains                                   (9,922)           --       6,552
 Other                                                      179,264       138,114      98,163
                                                        -----------   -----------  ----------
   Total noninterest income                                 562,629       546,313     475,564
                                                        -----------   -----------  ----------

Noninterest expense
 Salaries and employee benefits                           2,050,297     2,127,154   1,980,749
 Net occupancy expense                                      293,769       289,722     274,654
 Equipment rentals, depreciation and maintenance            249,197       245,642     279,444
 Data processing                                            344,179       329,589     291,564
 Advertising                                                102,679        84,770      86,465
 FDIC insurance                                              13,783         2,000     125,728
 Other                                                      997,878     1,099,485     873,915
                                                        -----------   -----------  ----------
   Total noninterest expense                              4,051,782     4,178,362   3,912,519
                                                        -----------   -----------  ----------

Income before income taxes                                2,574,343     2,465,211   2,448,425

 Income tax expense                                         933,602       833,934     822,583
                                                        -----------   -----------  ----------
    Net income                                           $1,640,741   $ 1,631,277  $1,625,842
                                                        ===========   ===========  ==========
Basic earnings per common share                         $      2.40   $      2.39  $     2.36
                                                        ===========   ===========  ==========
Average common shares outstanding                           683,544       683,676     687,598
                                                        ===========   ===========  ==========


 See Notes to Consolidated Financial Statements

                             CITIZENS FINANCIAL CORP.
                                  AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1997, 1996 and 1995

                                                                        1997           1996           1995
                                                                    -------------  -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                         $  1,640,741   $  1,631,277   $  1,625,842
 Adjustments to reconcile net income to net
   cash provided by operating activities:
 Depreciation                                                            250,325        224,368        249,242
 Provision for loan losses                                               236,000        168,000         60,000
 Deferred income tax benefits                                            (41,962)        (5,926)       (21,417)
 Amortization of security premiums, net
   of accretion of security discounts                                    131,891        256,588        604,456
 Amortization of organization costs                                       63,400         63,400         63,400
 Securities losses/(gains)                                                 9,922              -         (6,552)
 Other losses (gains)                                                     36,336          3,685        (18,397)
 (Increase) decrease in accrued interest receivable                      (92,580)        26,829        109,878
 Increase in other assets                                               (133,349)       (94,098)      (206,071)
 Increase in other liabilities                                             8,245        148,751        249,363
                                                                    ------------   ------------   ------------

 Net cash provided by operating activities                             2,108,969      2,422,874      2,709,744
                                                                    ------------   ------------   ------------


CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from maturities and calls of securities
   held to maturity                                                    4,040,000     18,425,000     16,837,100
 Principal payments received on securities
   held to maturity                                                      976,407        543,515        263,635
 Purchases of securities held to maturity                               (500,000)    (1,570,000)      (515,000)
 Proceeds from sales of securities available for sale securities       2,059,392             --             --
 Proceeds from maturities and calls of securities
   available for sale                                                  3,500,000      1,000,000         26,400
 Principal payments received on securities available for sale            172,216        394,073             --
 Purchases of securities available for sale                          (14,512,857)   (18,944,387)   ( 2,019,803)
 Loans made to customers, net                                          1,408,818     (5,855,203)   (17,628,497)
 Proceeds from sale of loans                                                  --             --      2,547,590
 Purchases of bank premises and equipment                               (257,793)      (495,656)       (44,572)
 Proceeds from sale of other real estate and other assets                190,086        189,393         49,400
                                                                    ------------   ------------   ------------

 Net cash used in investing activities                                (2,923,731)    (6,313,265)      (483,747)
                                                                    ------------   ------------   ------------




                                   (Continued)

For the Years Ended December 31, 1997, 1996 and 1995

                                                             1997          1996          1995
                                                          -----------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in demand deposit, NOW, money
   market and savings accounts                               636,866    (3,267,613)   (2,446,848)
 Net increase in time deposits                               194,661     3,166,878     4,054,252
 Net increase (decrease) in short-term borrowings            632,797     1,374,350      (540,875)
 Proceeds from long-term borrowings                          800,000            --       133,395
 Repayments of long-term borrowings                          (52,058)       (4,033)       (1,980)
 Dividends paid                                             (615,198)     (546,889)     (480,002)
 Acquisition of treasury stock                               (43,600)       (5,992)     (180,335)
                                                          ----------   -----------   -----------

 Net cash provided by financing activities                 1,553,468       716,701       537,607
                                                          ----------   -----------   -----------

 Increase (decrease) in cash and cash equivalents            738,706    (3,173,690)    2,763,604

Cash and cash equivalents:
 Beginning                                                 2,773,806     5,947,496     3,183,892
                                                          ----------   -----------   -----------

 Ending                                                   $3,512,512   $ 2,773,806   $ 5,947,496
                                                          ==========   ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash payments for:
   Interest on deposits and on other
      borrowings                                          $4,025,381   $ 3,825,218   $ 3,423,712
                                                          ==========   ===========   ===========

   Income taxes                                           $1,019,228   $   896,530   $   800,526
                                                          ==========   ===========   ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES

 Other real estate and other assets acquired in
   settlement of loans                                    $  190,580   $   232,893   $    55,700
                                                          ==========   ===========   ===========




                  See Notes to Consolidated Financial Statements

                             CITIZENS FINANCIAL CORP.
                                  AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 1997, 1996 and 1995


                                                                                               Net
                                                                                            Unrealized                   Total
                                                 Common Stock      Additional                  Gain                      Share-
                                             -------------------    Paid-In    Retained     (Loss) on     Treasury       holders'
                                              Shares      Amount    Capital     Earnings    Securities      Stock        Equity
                                             -------  ----------  ----------  -----------   ----------   -----------   -----------
Balance, December 31, 1994                   750,000  $1,500,000  $2,100,000  $10,151,202     $     --   $  (775,028)  $12,976,174

 Net income                                       --          --          --    1,625,842           --            --     1,625,842

 Cost of 8,132 shares
    acquired as
    treasury stock                                --          --          --           --           --      (180,335)     (180,335)

 Cash dividends declared
    ($.70 per share)                              --          --          --     (480,002)          --            --      (480,002)

 Net change in unrealized
    gain on available
    for sale securities                           --          --          --           --        9,827            --         9,827
                                             -------  ----------  ----------  -----------   ----------   -----------   -----------

Balance, December 31, 1995                   750,000   1,500,000   2,100,000   11,297,042        9,827      (955,363)   13,951,506

 Net income                                       --          --          --    1,631,277           --            --     1,631,277

 Cost of 235 shares acquired
    as treasury stock                             --          --          --           --           --        (5,992)       (5,992)

 Cash dividends declared
    ($.80 per share)                              --          --          --     (546,889)          --            --      (546,889)

 Net change in unrealized
    gain (loss) on available
    for sale securities                           --          --          --           --      (86,754)           --       (86,754)
                                             -------  ----------  ----------  -----------   ----------   -----------   -----------

Balance, December 31, 1996                   750,000   1,500,000   2,100,000   12,381,430      (76,927)     (961,355)   14,943,148
                                             -------  ----------  ----------  -----------   ----------   -----------   -----------

 Net income                                       --          --          --    1,640,741           --            --     1,640,741

 Cost of 1,600 shares acquired
    as treasury stock                             --          --          --           --           --       (43,600)      (43,600)

 Cash dividends declared
    ($.90 per share)                              --          --          --     (615,198)          --            --      (615,198)

 Net change in unrealized
    gain (loss) on available
    for sale securities                           --          --          --           --      169,817            --       169,817
                                             -------  ----------  ----------  -----------   ----------   -----------   -----------

Balance, December 31, 1997                   750,000  $1,500,000  $2,100,000  $13,406,973     $ 92,890   $(1,004,955)  $16,094,908
                                             =======  ==========  ==========  ===========   ==========   ===========   ===========




                 See Notes to Consolidated Financial Statements

                             CITIZENS FINANCIAL CORP.
                                  AND SUBSIDIARY


Notes to Consolidated Financial Statements

Note 1.  Significant Accounting Policies

  Nature of business: Citizens Financial Corp. is a one bank holding company which was incorporated on April 30, 1987. The wholly owned subsidiary, Citizens National Bank, is a commercial bank with operations in Randolph and Tucker Counties of West Virginia. The Bank provides retail and commercial loans, deposit and trust services principally to customers in Randolph County, West Virginia and the surrounding counties.

  Basis of financial statement presentation and accounting estimates: The accounting and reporting policies of Citizens Financial Corp. and its wholly owned subsidiary conform to generally accepted accounting principles and to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

  Other real estate: Other real estate consists of real estate held for resale which was acquired through foreclosure on loans secured by such real estate. At the time of acquisition, these properties are recorded at fair value with any writedown being charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Expenses incurred in connection with operating these properties are charged to operating expenses as incurred. Charging such expenses to income rather than including them in loss on foreclosed real estate does not materially affect financial statement reporting. Gains and losses on the sales of these properties are credited or charged to operating income in the year of the transaction.

  Sales of these properties which are financed by the subsidiary bank and meet the criteria of covered transactions remain classified as other real estate until such time as principal payments have been received to warrant classification as a real estate loan.

  Organization costs: Organization costs are being amortized on a straight-line basis over a period of fifteen years. Unamortized organization costs totaled $68,684 and $132,084 at December 31, 1997 and 1996.

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

   Basic earnings per share: Basic earnings per common share is computed based upon the weighted average shares outstanding. The weighted average shares outstanding were 683,544, 683,676, and 687,598 for the years ended December 31, 1997, 1996 and 1995, respectively. For the year ended December 31, 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, Earnings
per Share.    During the years ended December 31, 1997, 1996 and 1995, the
Company did not have any potentially dilutive securities, thus, this pronouncement did not have an impact on the Company's earnings per share computations.

  Trust department: Assets held in an agency or fiduciary capacity by the subsidiary bank's trust department are not assets of the Bank and are not included in the accompanying balance sheets. Trust department income is recognized on the cash basis in accordance with customary banking practice. Reporting such income on the cash basis rather than the accrual basis does not affect net income materially.

  Emerging accounting standards: In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. This Statement requires an entity to include a statement of comprehensive income in their full set of general-purpose financial statements. Statement No. 130 is effective for years beginning after December 15, 1997 and will require financial statements of earlier periods that are presented for comparative purposes to be reclassified. Based on the Company's operations at December 31, 1997, this pronouncement is not expected to have a significant impact on the Company upon adoption.

Note 2.  Cash Concentrations
 At December 31, 1997 and 1996, the subsidiary bank had no cash concentrations.


Note 3.  Securities

  The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at December 31, 1997 and 1996, are summarized as follows:



                                                                    1997
                                                --------------------------------------------

                                                 Carrying
                                                   Value         Unrealized        Estimated
                                                (Amortized   -------------------     Fair
                                                   Cost)       Gains     Losses     Value
                                                -----------  ----------  -------  ----------
Held to maturity:
 Taxable corporate debt securities              $  998,619     $  1,881  $    --  $1,000,500
                                                ----------     --------  -------  ----------

 Tax-exempt state and political subdivisions     5,599,182      102,462   12,435   5,689,209
                                                ----------     --------  -------  ----------

    Total securities held to maturity           $6,597,801     $104,343  $12,435  $6,689,709
                                                ==========     ========  =======  ==========




                                                                                      Carrying
                                                                                       Value
                                                                    Unrealized       (Estimated
                                                  Amortized    -------------------      Fair
                                                     Cost        Gains     Losses      Value)
                                                 ------------  ----------  -------  ------------
Available for sale:
 U.S. Treasury securities                        $ 4,542,412     $ 38,526  $    --  $ 4,580,938
 U.S. Government agencies and corporations        11,805,437       60,185   14,520   11,851,102
 Mortgage-backed securities - U.S. Government
    agencies and corporations                        612,234           --    5,185      607,049
 Federal Reserve Bank stock                          108,000           --       --      108,000
 Federal Home Loan Bank stock                        436,000           --       --      436,000
 Corporate debt securities                        12,718,800       71,195   24,454   12,765,541
 Taxable state and political subdivisions          1,555,569       16,892      186    1,572,275
                                                 -----------     --------  -------  -----------

    Total securities available for sale          $31,778,452     $186,798  $44,345  $31,920,905
                                                 ===========     ========  =======  ===========



                                                                     1996
                                                 ------------------------------------------------
                                                    Carrying
                                                     Value           Unrealized       Estimated
                                                  (Amortized     ------------------     Fair
                                                     Cost)          Gains   Losses      Value
                                                 -----------     --------  -------  -----------
Held to maturity:
 U.S. Treasury securities                        $ 3,003,556     $ 20,820  $    --  $ 3,024,376
 U.S. Government agencies and corporations         1,000,000        3,438       --    1,003,438
 Mortgage backed securities - U.S. Government
    agencies and corporations                        967,624       11,240       --      978,864
 Corporate debt securities                           991,593       12,097       --    1,003,690
                                                 -----------     --------  -------  -----------
    Total taxable                                  5,962,773       47,595       --    6,010,368

 Tax-exempt state and political subdivisions       5,130,182       69,640   54,360    5,145,462
                                                 -----------     --------  -------  -----------

    Total securities held to maturity            $11,092,955     $117,235  $54,360  $11,155,830
                                                 ===========     ========  =======  ===========



                                                                                      Carrying
                                                                                       Value
                                                                    Unrealized       (Estimated
                                                  Amortized    -------------------      Fair
                                                     Cost        Gains     Losses      Value)
                                                 ------------  ----------  -------  ------------
Available for sale:
 U.S. Treasury securities                        $ 3,014,676     $31,417  $     --  $ 3,046,093
 U.S. Government agencies and corporations         9,016,425      16,508    44,152    8,988,781
 Mortgage-backed securities - U.S. Government
    agencies and corporations                        789,586          --    36,608      752,978
 Federal Reserve Bank stock                          108,000          --        --      108,000
 Federal Home Loan Bank stock                        424,900          --        --      424,900
 Corporate debt securities                         8,210,428      17,419    93,419    8,134,428
 Taxable state and political subdivisions          1,595,799          --     9,514    1,586,285
                                                 -----------     -------  --------  -----------

    Total securities available for sale          $23,159,814     $65,344  $183,693  $23,041,465
                                                 ===========     =======  ========  ===========

  The maturities, amortized cost and estimated fair values of the Company's securities at December 31, 1997 are summarized as follows:

                                                    Held to Maturity              Available for Sale
                                       --------------------------------------  -------------------------
                                                                                              Carrying
                                            Carrying                                           Value
                                              Value            Estimated                     (Estimated
                                           (Amortized             Fair          Amortized       Fair
                                              Cost)              Value            Cost         Value)
                                        -----------------  ------------------  -----------  ------------
    Due within one year                       $1,043,619      $1,045,537       $ 5,084,675   $ 5,089,102
    Due after one through five years           5,314,182       5,400,013        25,068,767    25,189,903
    Due after five through ten years             240,000         244,159                --            --
    Due after ten years                               --              --         1,081,010     1,097,900
    Equity securities                                 --              --           544,000       544,000
                                              ----------      ----------       -----------   -----------
      Total                                   $6,597,801      $6,689,709       $31,778,452   $31,920,905
                                              ==========      ==========       ===========   ===========

 Mortgage-backed securities have remaining contractual maturities of less than 1 year.

  The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage-backed securities, and the related gross gains and losses realized are as follows:

                                                   Proceeds From            Gross Realized
                                       ----------------------------------   ---------------
Years Ended                                         Calls and   Principal
December 31,                             Sales     Maturities    Payments   Gains   Losses
-------------------------------------  ----------  -----------  ----------  ------  -------
    1997
      Securities held to maturity      $       --  $ 4,040,000  $  976,407  $   --  $    --
      Securities available for sale     2,059,392    3,500,000     172,216   9,921   19,843
                                       ----------  -----------  ----------  ------  -------

                                       $2,059,392  $ 7,540,000  $1,148,623  $9,921  $19,843
                                       ==========  ===========  ==========  ======  =======
    1996
      Securities held to maturity      $       --  $18,425,000  $  543,515  $   --  $    --
      Securities available for sale            --    1,000,000     394,073      --       --
                                       ----------  -----------  ----------  ------  -------

                                       $       --  $19,425,000  $  937,588  $   --  $    --
                                       ==========  ===========  ==========  ======  =======
    1995
      Securities held to maturity      $       --  $16,837,100  $  263,635  $6,643  $    91
      Securities available for sale            --       26,400          --      --       --
                                       ----------  -----------  ----------  ------  -------
                                       $       --  $16,863,500  $  263,635  $6,643  $    91
                                       ==========  ===========  ==========  ======  =======

  At December 31, 1997 and 1996, securities carried at $9,542,789 and $5,254,761, respectively, with estimated fair values of $9,592,650 and $5,260,151, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

  At December 31, 1997, the Company had a concentration within its corporate debt securities classification which included obligations of financial services industry companies with global operations having an approximate carrying value of $6,049,902 and an estimated fair value of $6,065,600. There were no concentrations with any one issuer.

  Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities which are included in securities available for sale in the accompanying financial statements. Such securities are carried at cost, since they may only be sold back to the respective Federal Home Loan Bank or Federal Reserve Bank or another member at par value.

Note 4. Loans
 Loans are summarized as follows:

                                                              December 31,
                                                         ------------------------
                                                             1997         1996
                                                         -----------  -----------
        Commercial, financial and agricultural           $12,927,126  $11,090,900
        Real estate - construction                         1,715,231    1,507,874
        Real estate - mortgage                            56,381,685   56,732,590
        Installment loans                                 15,386,879   18,796,153
        Credit card loans                                  1,017,901      933,000
        Other                                                 28,266       28,149
                                                         -----------  -----------
            Total loans                                   87,457,088   89,088,666

        Net deferred loan origination fees and costs          76,899      176,026
        Less unearned income                                  40,184       39,960
                                                         -----------  -----------
        Total loans net of unearned income and net
            deferred loan origination fees and costs      87,493,803   89,224,732
        Less allowance for loan losses                     1,094,185      989,716
                                                         -----------  -----------

            Loans, net                                   $86,399,618  $88,235,016
                                                         ===========  ===========

  Included in the above balance of net loans are nonaccrual loans amounting to $2,272 and $262,850 at December 31, 1997 and 1996, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $120, $16,460, and $7,297 for the years ended December 31, 1997, 1996 and 1995, respectively.

  In the past, the subsidiary bank has made loans, in the normal course of business, to its directors, executive officers and their related interests, and will continue to make such loans in the future. At December 31, 1997 and 1996, outstanding loans of this nature totaled $3,374,233 and $3,719,611, respectively.

  The following presents the activity with respect to related party loans aggregating $60,000 or more to directors, executive officers, and their related interests of Citizens Financial Corp. and subsidiary during the years ended December 31, 1997 and 1996:

                                     1997          1996
                                 ------------  ------------
        Balance, beginning       $ 3,576,119   $ 3,774,900
            Additions              3,671,796     3,468,690
            Amounts collected     (3,973,154)   (3,667,471)
                                 -----------   -----------

        Balance, ending          $ 3,274,761   $ 3,576,119
                                 ===========   ===========


  The following represents contractual loan maturities at December 31, 1997 without regard to scheduled periodic principal repayments on amortizing loans:

                                                       After 1 But
                                          Within 1 Yr  Within 5 Yrs  After 5 Yrs
                                          -----------  ------------  -----------

Commercial, financial and agricultural    $ 6,497,054   $ 5,957,245  $   472,827
Real estate - construction                  1,715,231            --           --
Real estate - mortgage                      1,833,192     6,618,978   47,929,515
Installment                                 1,311,355    13,915,195      160,329
Credit cards                                1,017,901            --           --
Other                                              --        28,266           --
                                          -----------   -----------  -----------

 Total                                    $12,374,733   $26,519,684  $48,562,671
                                          ===========   ===========  ===========

    Loans due after one year with:
      Variable rates                      $48,503,076
      Fixed rates                          26,579,279
                                          -----------

      Total                               $75,082,355
                                          ===========

  Concentrations of credit risk: The Company's subsidiary, Citizens National Bank, grants installment, commercial and residential loans to customers in Randolph County, West Virginia, and surrounding counties in striving to maintain a diversified loan portfolio.

  As of December 31, 1997, Citizens National Bank had direct and indirect extensions of credit to automobile dealers totaling approximately $4,953,631. These loans consist of automobile floor plan loans and commercial loans which are generally secured by liens on the pledges of accounts receivable, inventories or personal guarantees. The Bank evaluates each such customer's credit worthiness on a case-by-case basis. The amount of collateral obtained is based upon management's credit evaluation.


Note 5.    Allowance for Loan Losses


  An analysis of the allowance for loan losses for the years ended December 31, 1997, 1996 and 1995, is as follows:


                                                       1997        1996        1995
                                                    ----------  ----------  ----------

        Balance, beginning of year                  $  989,716  $1,035,797  $1,000,000
                                                    ----------  ----------  ----------

        Losses:
          Commercial, financial and agricultural            --          --          --
          Real estate - mortgage                         2,851      93,703       5,495
          Installment                                   86,542      72,358      40,691
          Credit cards                                  70,115      69,082          --
                                                    ----------  ----------  ----------

            Total                                      159,508     235,143      46,186
                                                    ----------  ----------  ----------

        Recoveries:
          Commercial, financial and agricultural         2,510          --         916
          Real estate - mortgage                        10,234          --       8,266
          Installment                                   13,200      21,062      12,801
          Credit cards                                   2,033          --          --
                                                    ----------  ----------  ----------
            Total                                       27,977      21,062      21,983
                                                    ----------  ----------  ----------

        Net losses                                     131,531     214,081      24,203
        Provision for loan losses                      236,000     168,000      60,000
                                                    ----------  ----------  ----------
        Balance, end of year                        $1,094,185  $  989,716  $1,035,797
                                                    ==========  ==========  ==========

  The Company did not have any loans classified as impaired at December 31, 1997. The Company's total recorded investment in impaired loans at December 31, 1996, approximated $425,945, for which there was no required allowance for loan losses as determined in accordance with SFAS Nos. 114 as amended. The Company's average investment in such loans was $475,455 for the year ended December 31, 1996. All impaired loans at December 31, 1996, were collateral dependent, and accordingly, the fair value of the loan's collateral was used to measure the impairment of each.

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

  For the years ended December 31, 1997, 1996 and 1995, the Company recognized approximately $0, $40,881 and $8,847, respectively, in interest income on impaired loans. Using a cash basis-method of accounting, the Company would have recognized approximately the same amount of interest income on such loans.

Note 6.  Bank Premises and Equipment
  The major categories of bank premises and equipment and accumulated depreciation at December 31, 1997 and 1996, are summarized as follows:

                                               1997        1996
                                            ----------  ----------

        Land                                $  309,029  $  309,029
        Buildings and improvements           2,658,299   2,654,971
        Furniture and equipment              1,501,554   2,667,770
                                            ----------  ----------

                                             4,468,882   5,631,770

        Less accumulated depreciation        2,880,584   4,037,473
                                            ----------  ----------

        Bank premises and equipment, net    $1,588,298  $1,594,297
                                            ==========  ==========

  Subsequent to the completion of various renovations and remodeling of the subsidiary bank's main banking facility, in 1997 the Bank disposed of various furniture and fixtures having an original cost totaling $1,347,988 and a net book value of $0.

  Depreciation expense for the years ended December 31, 1997, 1996 and 1995, totaled $250,325, $224,368, and $249,242, respectively.


Note 7.    Deposits
 The following is a summary of interest bearing deposits by type as of December 31, 1997 and 1996:


                                                        1997         1996
                                                     -----------  -----------

      NOW and Super NOW accounts                     $12,484,936  $10,492,703
      Money market accounts                            6,166,460    6,357,918
      Savings accounts                                27,803,017   27,390,250
      Certificates of deposit under $100,000          41,852,140   44,442,072
      Certificates of deposit of $100,000 or more      8,932,272    6,147,679
                                                     -----------  -----------

        Total                                        $97,238,825  $94,830,622
                                                     ===========  ===========


 Interest expense on deposits is summarized below:

                                                        1997        1996        1995
                                                     ----------  ----------  ----------

      NOW and Super NOW accounts                     $  254,658  $  244,221  $  257,458
      Money market accounts                             151,992     171,895     190,659
      Savings accounts                                  783,367     780,917     804,420
      Certificates of deposit under $100,000          2,190,756   2,244,601   1,965,636
      Certificates of deposit of $100,000 or more       405,288     317,043     190,629
                                                     ----------  ----------  ----------
        Total                                        $3,786,061  $3,758,677  $3,408,802
                                                     ==========  ==========  ==========

  The following is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 1997:




                                                                                          Amount     Percent
                                                                                        -----------  --------

      Three months or less                                                              $ 2,823,098     31.6%
      Three through six months                                                            1,456,034     16.3%
      Six through twelve months                                                           2,640,191     29.6%
      Over twelve months                                                                  2,012,949     22.5%
                                                                                        -----------    -----
        Total                                                                           $ 8,932,272    100.0%
                                                                                        ===========    =====

 A summary of the maturities for all time deposits as of December 31, 1997, follows:

        Year                                                                                 Amount
--------------------------------------------------------------------------------------  -----------

        1998                                                                            $34,946,777
        1999                                                                              9,315,454
        2000                                                                              5,122,700
        2001                                                                                278,849
        2002                                                                              1,120,632
                                                                                        -----------
                                                                                        $50,784,412
                                                                                        ===========

  At December 31, 1997 and 1996, deposits of related parties including directors, executive officers, and their related interests of Citizens Financial Corp. and subsidiary were insignificant to total deposits.

Note 8.  Income Taxes

  The components of applicable income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995, are as follows:

                       1997       1996       1995
                     ---------  ---------  ---------
    Current:
          Federal    $835,600   $727,159   $736,000
          State       139,964    112,701    108,000
                     --------   --------   --------

                      975,564    839,860    844,000
                     --------   --------   --------

    Deferred
          Federal     (37,057)    (5,233)   (18,914)
          State        (4,905)      (693)    (2,503)
                     --------   --------   --------

                      (41,962)    (5,926)   (21,417)
                     --------   --------   --------

           Total     $933,602   $833,934   $822,583
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

  The tax effects of temporary differences which give rise to the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996, are as follows:

                                                  1997        1996
                                               ----------  ----------

      Deferred tax assets:
        Allowance for loan losses              $ 269,666   $ 229,445
        Employee benefit plans                    58,387      74,259
        Accrued income and expenses               22,636      28,002
        Net unrealized loss on securities             --      41,422
        Depreciation                              22,204      12,393
                                               ---------   ---------
                                                 372,893     385,521
                                               ---------   ---------

      Deferred tax liabilities:
        Net loan origination fees and costs      (29,606)    (71,270)
        Accretion on securities                  (58,037)    (29,541)
        Net unrealized gain on securities        (50,018)         --
                                               ---------   ---------
                                                (137,661)   (100,811)
                                               ---------   ---------

        Net deferred tax asset                 $ 235,232   $ 284,710
                                               =========   =========

  A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rate by book pretax income for the years ended December 31, 1997, 1996 and 1995, is as follows:

                                                             1997                 1996                 1995
                                                    --------------------  --------------------  --------------------
                                                      Amount    Percent     Amount    Percent     Amount    Percent
                                                    ----------  --------  ----------  --------  ----------  --------
    Computed tax at applicable statutory rate       $ 875,277      34.0   $ 838,172      34.0   $ 832,465      34.0
    Increase (decrease) in taxes resulting from:
    Tax-exempt interest                              (101,553)     (3.9)   (131,357)     (5.3)   (107,558)     (4.4)
    Amortization of organization costs                 21,556       0.8      21,556       0.9      21,556       0.9
    State income taxes, net of federal
      tax benefit                                      87,501       3.4      74,383       3.0      71,280       2.9
    Postretirement benefit plan accruals               21,281       0.8      22,921       0.9          --        --
    Other, net                                         29,540       1.1       8,259       0.3       4,840       0.2
                                                    ---------      ----   ---------      ----   ---------      ----

    Applicable income taxes                         $ 933,602      36.2   $ 833,934      33.8   $ 822,583      33.6
                                                    =========      ====   =========      ====   =========      ====

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

  The components of the pension cost (benefit) charged to expense (income) for the years ended December 31, 1997, 1996 and 1995, consisted of the following:

                                                        1997        1996        1995
                                                     ----------  ----------  ----------
    Service cost                                     $  67,057   $  61,620   $  50,993
    Interest cost on projected benefit obligation      178,024     170,265     160,418
    Actual return on plan assets                      (663,738)   (454,315)   (511,401)
    Net amortization and deferral                      309.436     145,724     238,603
                                                     ---------   ---------   ---------

      Net pension benefit                            $(109,221)  $ (76,706)  $ (61,387)
                                                     =========   =========   =========

  The following table sets forth the Plan's funded status as of December 31, 1997 and 1996, and the amount recognized in the accompanying balance sheets as of December 31, 1997 and 1996:

                                                                                                             1997          1996
                                                                                                         ------------  ------------
Actuarial present value of benefit obligations:
    Vested benefits                                                                                      $ 2,077,600   $ 1,753,000
                                                                                                         ===========   ===========

    Accumulated benefits                                                                                 $ 2,112,896   $ 2,061,000
                                                                                                         ===========   ===========

    Projected benefit obligation                                                                         $(2,654,130)  $(2,367,643)
    Plan assets at fair value, consisting primarily of U.S.
      Government securities and listed common stocks                                                       4,044,727     3,504,113
                                                                                                         -----------   -----------
    Plan assets in excess of projected benefit obligation                                                  1,390,597     1,136,470
    Unrecognized net gain                                                                                   (797,854)     (611,459)
    Unrecognized net obligation at transition                                                               (139,414)     (162,535)
    Unrecognized prior service benefit                                                                      (204,631)     (222,999)
                                                                                                         -----------   -----------

    Prepaid pension cost                                                                                 $   248,698   $   139,477
                                                                                                         ===========   ===========


    Assumptions used by the Bank in the determination of pension plan information consisted of the following:


                                                                                                             1997          1996
                                                                                                         -----------   -----------
    Weighted average discount rate                                                                           7.25%         7.50%
    Weighted average rate of compensation increase                                                           5.00%         6.00%
    Weighted average expected long-term rate of return on plan assets                                        8.50%         8.50%

  401(k) Plan: The Bank has a 401(k) profit-sharing plan for the benefit of all employees who have attained the age of 21 and completed one year of continuous service. For Plan years prior to January 1997, participating employees were eligible to contribute up to 10% of their annual compensation to the Plan. The Bank was eligible to make discretionary matching contributions in an amount up to 6% of each participant's annual compensation. In addition, the Bank was also eligible to make discretionary non-matching contributions to the Plan. In January 1997, the Plan was amended to allow participating employees to contribute up to 15% of their annual compensation and to permit the Bank to make discretionary non-matching contributions to the Plan in such amount as the Board may determine to be appropriate. Contributions made to the Plan by the Bank for the years ended December 31, 1997, 1996 and 1995, were $38,517, $24,436, and
$30,000, respectively.

  Postretirement Benefit Plans: Citizens National Bank sponsors a postretirement health care plan and a postretirement life insurance plan for all retired employees that meet certain eligibility requirements. Both plans are contributory with retiree contributions that are adjustable based on various factors, some of which are discretionary. The plans are unfunded.

  Net periodic postretirement benefit cost included the following components for the years ended December 31, 1997, 1996 and 1995:

                                           1997                 1996                 1995
                                  --------------------  -------------------  --------------------
                                   Health      Life     Health      Life      Health      Life
                                    Care    Insurance    Care    Insurance     Care    Insurance
                                    Plan       Plan      Plan       Plan       Plan       Plan
                                  --------  ----------  -------  ----------  --------  ----------
    Service cost-benefits
      attributable to
      service during the year     $13,823     $ 2,510   $13,809    $ 2,649   $10,912     $ 1,980
    Interest on accumulated
      postretirement
      benefit obligation           23,771       4,886    25,445      5,063    24,812       4,649
    Amortization of gain           (2,440)       (900)       --       (498)   (1,589)     (1,301)
    Amortization of transition
      obligation                   17,111       3,835    17,111      3,835    17,111       3,835
                                  -------     -------   -------    -------   -------     -------

      Net postretirement
        benefit cost              $52,265     $10,331   $56,365    $11,049   $51,246     $ 9,163
                                  =======     =======   =======    =======   =======     =======

  The following tables set forth the plans' funded status reconciled with the obligations recognized in the accompanying balance sheets at December 31, 1997 and 1996:



                                                 1997                                 1996
                                  ----------------------------------  ----------------------------------
                                    Health       Life                   Health       Life
                                     Care     Insurance                  Care     Insurance
                                     Plan        Plan       Total        Plan        Plan       Total
                                  ----------  ----------  ----------  ----------  ----------  ----------

 Accumulated postretirement
    benefit obligation:
    Retirees                      $(170,353)   $(33,754)  $(204,107)  $(144,341)   $(28,763)  $(173,104)
    Active participants fully
      eligible for benefits         (17,113)     (5,681)    (22,794)    (49,793)    (10,110)    (59,903)
    Other active participants      (183,958)    (45,289)   (229,247)   (168,248)    (34,328)   (202,576)
                                  ---------    --------   ---------   ---------    --------   ---------
                                   (371,424)    (84,724)   (456,148)   (362,382)    (73,201)   (435,583)


    Plan assets                          --          --          --          --          --          --
                                  ---------    --------   ---------   ---------    --------   ---------
    Accumulated postretirement
      benefit obligation
      in excess of plan assets     (371,424)    (84,724)   (456,148)   (362,382)    (73,201)   (435,583)
    Unrecognized transition
      obligation                    256,660      57,517     314,177     273,771      61,352     335,123
    Unrecognized net gain           (81,281)    (14,015)    (95,296)    (75,569)    (21,820)    (97,389)
                                  ---------    --------   ---------   ---------    --------   ---------

      Accrued postretirement
        benefit cost              $(196,045)   $(41,222)  $(237,267)  $(164,180)   $(33,669)  $(197,849)
                                  =========    ========   =========   =========    ========   =========


  The weighted average discount rate used in estimating the accumulated postretirement benefit obligations of the health care plan and the life insurance plan at December 31, 1997 and 1996, was 7.00%.

  For measurement purposes, the maximum monthly benefit of $100 payable per eligible retiree under the postretirement health care plan was assumed with no future increases. Accordingly, an assumed 1 percentage point annual increase in health care cost trend rates would not impact the health care plan's accumulated postretirement benefit obligation at December 31, 1997 or the aggregate of the service and interest cost components of the health care plan's net postretirement benefit cost for the year ended December 31, 1997.

  EXECUTIVE SUPPLEMENTAL INCOME PLAN: During 1995, the Bank entered into a non-qualified supplemental income plan with certain senior officers which provides participating officers with an income benefit payable at retirement age or death. The liability accrued for the Executive Supplemental Income Plan at December 31, 1997 and 1996 was $161,538 and $134,035, respectively, and is included in other liabilities. In addition, the Bank has purchased certain insurance contracts to fund the liabilities arising under this plan. At December 31, 1997 and 1996, the cash surrender value of these insurance contracts was $142,280 and $93,134. Expense associated with the Plan at December 31, 1997, 1996 and 1995 were $28,103, $74,006 and $61,214, respectively.

Note 10.  Other Borrowings

  SHORT-TERM BORROWINGS: During 1997 and 1996, the Company's short-term borrowings consisted of securities sold under agreements to repurchase (repurchase agreements) and advances under a line of credit with the Federal Home Loan Bank of Pittsburgh (FHLB). The two repurchase agreements have contractual terms of 12 and 24 months, expiring on June 30, 1998 and June 30, 1999, respectively. Interest is paid on the 24 month agreement at 67.20% of the Wall Street Journal prime rate and at a fixed rate of 5.38% on the 12 month agreement.

  As a member of the FHLB, the subsidiary bank has access to various lines of credit under programs administered by the FHLB. Borrowings under these arrangements bear interest at the interest rate posted by the FHLB on the day of the borrowing and are subject to change daily. The lines of credit are secured by a blanket lien on all unpledged and unencumbered assets.

 The following information is provided relative to these obligations:

                                                               1997                     1996
                                                     ------------------------  ------------------------
                                                     Repurchase     Line of    Repurchase     Line of
                                                     Agreements     Credit      Agreement     Credit
                                                     -----------  -----------  -----------  -----------
    Amount outstanding at December 31                $3,597,354   $        -   $1,629,557   $1,335,000

    Weighted average interest rate at December 31          5.65%           -         5.64%        6.00%

    Maximum month-end amount outstanding             $4,437,461   $2,276,000   $2,703,337   $  801,000

    Average daily amount outstanding                 $2,587,128   $  436,814   $1,875,809   $   56,885

    Weighted average interest rate for the year            5.78%        5.52%        5.71%        5.56%

  LONG-TERM BORROWINGS: The Company's long-term borrowings of $1,078,290 and $330,348 at December 31, 1997 and 1996, respectively, consisted of advances from the FHLB. Of these borrowings, $376,109 at December 31, 1997 and $330,348 at December 31, 1996, were used to finance the acquisition of loans issued by the Randolph County Housing Authority. These loans carry an average fixed interest rate of 3.73% and mature in varying amounts through the year 2015. A summary of the maturities of these borrowings for the next five years is as follows:
$4,456 in 1998; $4,684 in 1999; $4,924 in 2000; $5,175 in 2001; $5,440 in 2002;
and $301,430 due thereafter. The remaining balance of $752,187 at December 31, 1997 was borrowed from the FHLB during 1997. This loan has a fixed interest rate of 6.85% and matures in the year 2002. It was used to finance a loan to a local business. A summary of the maturities of this borrowing for the next five years is as follows: $61,093 in 1998; $65,412 in 1999; $70,036 in 2000; $74,987
in 2001; and $480,653 in 2002.

Note 11.  Commitments and Contingencies

  At December 31, 1997 and 1996, the subsidiary bank maintained required reserve balances with the Federal Reserve Bank of Richmond approximating $709,000 and $936,000, respectively. The Bank does not earn interest on such reserve balances.

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


                                               Contract Amount
Financial instruments whose contract    ----------------------------
amounts represent credit risk                1997           1996
-----------------------------           -------------    -----------
    Commitments to extend credit          $16,988,103    $14,828,681
    Standby letters of credit                 115,000        100,000
                                          -----------    -----------

                                          $17,103,103    $14,928,681
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

Note 12.  Shareholders' Equity and Restrictions on Dividends

  The primary source of funds for the dividends paid by Citizens Financial Corp. is dividends received from its subsidiary, Citizens National Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires approval by the Office of the Comptroller of the Currency if dividends declared in any year exceed the year's net income, as defined, plus the retained net profits of the two preceding years. During 1998, the net retained profits available for distribution to Citizens Financial Corp. as dividends without regulatory approval approximate $2,060,000, plus net income of the subsidiary bank for the interim periods through the date of declaration.

  Subsequent to December 31, 1997, the Company purchased 19,250 of its' shares of its' stock, representing approximately 2.8% of the outstanding shares at December 31, 1997, for its treasury.

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

  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

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


  The Bank's actual capital amounts and ratios are presented in the following table (in thousands).

                                                                          To Be Well Capitalized
                                                      For Capital        Under Prompt Corrective
                                    Actual          Adequacy Purposes      Action Provisions
                                -----------------  -------------------  ------------------------
                                 Amount    Ratio    Amount     Ratio      Amount        Ratio
                                --------  -------  --------  ---------  ----------    ----------
As of December
     31, 1997:
Total Capital                   $17,024   18.65%   $7,301       8.0%    $9,126          10.0%
  (to Risk Weighted
     Assets)
Tier I Capital                   15,930   17.46%    3,651       4.0%     5,476           6.0%
  (to Risk Weighted
     Assets)
Tier I Capital                   15,930   12.08%    3,956       3.0%     6,594           5.0%
  (to Average Assets)

As of December
     31, 1996:
Total Capital                   $15,876   18.15%   $6,998       8.0%    $8,747          10.0%
  (to Risk Weighted
     Assets)
Tier I Capital                   14,886   17.01%    3,501       4.0%     5,251           6.0%
  (to Risk Weighted
     Assets)
Tier I Capital                   14,886   11.47%    3,893       3.0%     6,489           5.0%
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

  DEPOSITS: The estimated fair values of demand deposits (i.e. noninterest bearing checking, NOW, Super NOW) money market, savings and other variable rate deposits approximate their carrying values. Fair values of fixed maturity deposits are estimated using a discounted cash flow methodology at rates currently offered for deposits with similar remaining maturities. Any intangible value of long-term relationships with depositors is not considered in estimating the fair values disclosed.

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

  The carrying values and estimated fair values of the Company's financial instruments are summarized below:


                                             December 31, 1997                 December 31, 1996
                                     ------------------------------------  --------------------------
                                                            Estimated                     Estimated
                                         Carrying             Fair           Carrying        Fair
                                           Value              Value           Value         Value
                                     -----------------  -----------------  ------------  ------------
 Financial assets:
    Cash and due from banks           $  3,312,512       $  3,312,512      $  2,773,806  $  2,773,806
    Federal funds sold                     200,000            200,000                --            --
    Securities available for sale       31,920,905         31,920,905        23,041,465    23,041,465
    Securities held to maturity          6,597,801          6,689,709        11,092,955    11,155,830
    Loans                               86,399,618         85,732,487        88,235,016    87,246,744
    Accrued interest receivable          1,197,098          1,197,098         1,104,518     1,104,518
                                      ------------       ------------      ------------  ------------
                                      $129,627,934       $129,052,711      $126,247,760  $125,322,363
                                      ============       ============      ============  ============

 Financial liabilities:
    Deposits                          $110,401,467       $110,590,219      $109,569,940  $109,914,324
    Short-term borrowings                3,597,354          3,597,354         2,964,557     2,964,557
    Long-term borrowings                 1,078,290          1,078,290           330,348       330,348
    Accrued interest payable               392,187            392,187           403,194       403,194
                                      ------------       ------------      ------------  ------------
                                      $115,469,298       $115,658,050      $113,268,039  $113,612,423
                                      ============       ============      ============  ============

Note 14.  Condensed Financial Statements of Parent Company

  Information relative to the Parent Company's balance sheets at December 31, 1997 and 1996, and the related statements of income and cash flows for the years ended December 31, 1997, 1996 and 1995, are presented below.

                                                                         December 31,
                                                                --------------------------
                                                                    1997          1996
                                                                ------------  ------------
Balance Sheets
--------------
Assets
Cash                                                            $     3,006   $     2,567
Investment in subsidiary                                         16,091,902    14,940,581
                                                                -----------   -----------

 Total assets                                                   $16,094,908   $14,943,148
                                                                ===========   ===========
Shareholders' equity
Common stock, $2.00 par value, 1,250,000 shares
 authorized; issued 750,000 shares                              $ 1,500,000   $ 1,500,000

Additional paid-in capital                                        2,100,000     2,100,000
Retained earnings                                                13,406,973    12,381,430
Net unrealized gain (loss) on securities                             92,890       (76,927)
Treasury stock at cost, 68,047 and
 66,447 shares, respectively                                     (1,004,955)     (961,355)
                                                                -----------   -----------

 Total shareholders' equity                                     $16,094,908   $14,943,148
                                                                ===========   ===========

                                                      For the Years Ended December 31,
                                                   --------------------------------------
Statements of Income                                  1997          1996          1995
--------------------                               ----------   -----------   -----------
Income - dividends from subsidiary                 $  664,000   $   556,200   $   665,663
Expenses - operating                                    4,763         4,012         5,606
                                                   ----------   -----------   -----------
Income before equity in undistributed
 income of subsidiary                                 659,237       552,188       660,057
Equity in undistributed income of subsidiary          981,504     1,079,089       965,785
                                                   ----------   -----------   -----------

Net income                                         $1,640,741   $ 1,631,277   $ 1,625,842
                                                   ==========   ===========   ===========

                                                     For the Years Ended December 31,
                                                   --------------------------------------
Statements of Cash Flows                              1997          1996          1995
------------------------                           ----------   -----------   -----------
Cash Flows from Operating Activities
Net income                                         $1,640,741   $ 1,631,277   $ 1,625,842
Adjustments to reconcile net income to net
 cash provided by operating activities:
Equity in undistributed income of subsidiary         (981,504)   (1,079,089)     (965,785)
                                                   ----------   -----------   -----------

Cash provided by operating activities                 659,237       552,188       660,057
                                                   ----------   -----------   -----------

Cash Flows from Financing Activities
Dividends paid to shareholders                       (615,198)     (546,889)     (480,002)
Acquisition of treasury stock                         (43,600)       (5,992)     (180,335)
                                                   ----------   -----------   -----------

Cash used in financing activities                    (658,798)     (552,881)     (660,337)
                                                   ----------   -----------   -----------

Increase (decrease) in cash                               439          (693)         (280)

Cash:
Beginning                                               2,567         3,260         3,540
                                                   ----------   -----------   -----------


   Ending                                         $     3,006   $     2,567   $     3,260
                                                  ===========   ===========   ===========


                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Citizens Financial Corp.
         and Subsidiary
Elkins, West Virginia

  We have audited the accompanying consolidated balance sheets of Citizens Financial Corp. and its subsidiary as of December 31, 1997 and 1996, and the related statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Financial Corp. and its subsidiary as of December 31, 1997 and 1996, and the results of their operations and cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.


                                         ARNETT & FOSTER, P.L.L.C.



Charleston, West Virginia
January 15, 1998

Item 9.  Changes in and  Disagreements with Accountants on Accounting and
--------------------------------------------------------------------------
          Financial Disclosure
          --------------------

     No reportable items.


PART III
--------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------


     The number of directors of the Company may consist of not less than five nor more than twenty-five persons in accordance with the Company's Articles of Incorporation. The number of directors is fixed by resolution of a majority vote of the shareholders. Currently, the number of directors of the Company is fixed at nine. Directors are divided into three classes and serve a staggered three year term. The following table sets forth the names of the nine persons who have served as directors of Citizens Financial Corp. for the year ended December 31, 1997, their ages and principal occupations, the length of their service to Citizens Financial Corp. and the expiration of their present term.

                                           Principal
                                          Occupation                                  Present
                                          During Past                 Director         Term
Name and Age                              Five  Years                Since (1)        Expires
------------                            -------------                ---------        -------
 Robert N. Alday                        President,                September, 1986   April, 2000
 82                                     Phil Williams
                                        Coal Company

 Max L. Armentrout                      President, and            September, 1986   April, 1999
 60                                     Chairman of the Board
                                        Laurel Lands Corp.;
                                        Chairman of the
                                        Board, Citizens
                                        Financial Corp.

 Virginia C. Chabut                     Retired,                  September, 1986   April, 1998 (2)
 77                                     Randolph-
                                        Elkins Public
                                        Health Nurse

 Carlo DeMotto                          President,                September, 1986   April, 1998 (2)
 75                                     DeMotto
                                        Peerless Coal
                                        Company

 Raymond L. Fair                        Attorney-at-Law           September, 1986   April, 1999
 69

 John F. Harris                         Retired,                  September, 1986   April, 1999
 69                                     Transportation
                                        Industry; Senior
                                        Vice President,
                                        Citizens National Bank

Cyrus K. Kump                           President,               June, 1992         April, 2000
51                                      Kump Enterprises
                                        Broker, Kerr
                                        Real Estate

                                              Principal
                                             Occupation                           Present
                                             During Past        Director           Term
Name and Age                                 Five  Years        Since (1)         Expires
----------------------------------------  -----------------  ----------------  ---------------

Emery Thompson, Jr.                       Retired,           September, 1986   April, 1998 (2)
72                                        President and
                                          Chief Executive
                                          Officer, Citizens
                                          National Bank

L. T. Williams                            President,         September, 1986   April, 1999
66                                        Elkins Builders
                                          Supply

(1) All of the above named directors, with the exception of Mr. Alday, have also served as directors of Citizens National Bank for the past five years on a continuous basis. Mr. Alday has not served Citizens National Bank in any official capacity.

(2) Mrs. Chabut, Mr. DeMotto and Mr. Thompson have been nominated to stand for reelection to an additional 3 year term expiring in April, 2001. In addition, Robert J. Schoonover, President and Chief Executive Officer of Citizens Financial Corp. has also been nominated to serve a 3 year term expiring in April, 2001.


     Set forth below are the executive officers of Citizens Financial Corp., their age, present position and relations that have existed with affiliates and others during the past five years.

                                               Principal Occupation and
                              Present          Banking Experience During
Name and Age                 Position             the Last Five Years
------------                 --------          --------------------------

 Max L. Armentrout        Chairman of      President and Chairman of
 60                       the Board        the Board, Laurel Lands Corp.;
                                           Chairman of the Board,
                                           Citizens Financial Corp.

 Robert J. Schoonover     President and    President and Chief Executive
 58                       Chief Executive  Officer, Citizens National Bank
                          Officer          (April 1994 - present); Executive
                                           Vice President, Citizens National
                                           Bank

 Raymond L. Fair          Vice President   Attorney-at-Law; Director,
 68                       and Secretary    Citizens Financial Corp.

Thomas K. Derbyshire       Treasurer       Vice President and Chief Financial
39                                         Officer, Citizens National Bank
                                           (April 1995 - present)
                                           Vice President, Comptroller,
                                           Citizens National Bank (June 1991 -
                                           April 1995)



Item 11.  Executive Compensation
--------------------------------


     The executive officers of Citizens Financial Corp. serve without compensation from the Company. They are, however, compensated by Citizens National Bank for serving as Bank officers with the exception of Messrs. Armentrout and Fair who are not employed by the Bank. The following table sets forth the compensation of the Company's CEO for the years 1997, 1996 and 1995. No executive officers received total annual salary and bonus exceeding $100,000.



                SUMMARY COMPENSATION TABLE



                                                                 Other Annual
  Name and                            Salary                     Compensation
 Principal Position         Year      $             Bonus        $
-----------------------     ------    -------       -----        -------------
Robert J. Schoonover,        1997      76,269          -         9,217 (1) (2)
President & CEO (1)          1996      66,198          -         7,414 (1) (2)
                             1995      62,302          -         7,434 (1) (2)

(1) The Bank's group life and health insurance program, which is paid for by the Bank, is made available to all full-time employees and does not discriminate in favor of directors or officers; however, in accordance with IRS Code Section 79, the cost of group term life insurance coverage for an individual in excess of $50,000 is added to the individual's earnings and is included in this figure. Also included in this figure are board fees earned and the Company's contributions to the individuals 401(k) retirement savings program to which the individual has a vested interest.

(2) The Bank's contributions to the pension plan, a defined benefit plan, are not and cannot be calculated separately for specific participants. No contributions were made by the Bank in the years presented. The Bank's executive supplemental income plan provides retirement benefits conditioned upon continued employment until retirement or the satisfaction of early retirement criteria. Participants are deemed to receive no compensation until such conditions are satisfied.

     Neither the Company nor the Bank maintain any form of stock option, stock appreciation rights, or other long-term compensation plans. Directors of the registrant are compensated for meetings attended in the amount of $100 per meeting. Directors of the Bank receive $400 per meeting. Under normal circumstances, the Board of Citizens Financial Corp. meets quarterly while the Citizens National Bank Board meets monthly. Directors who are members of the Bank's loan committee, which meets weekly, receive $400 per month. In addition, the chairman of Citizens Financial Corp. receives $1,250 per month for service in that capacity, while the vice-president receives $500. The senior vice-president of the Bank receives $1,000 monthly for his services. No employment contracts or change in control arrangements exist between any executive officer and the registrant, or it's subsidiary.

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

     The following table represents the normal pension, beginning at age sixty-five based upon assumed final pay and years of credited services:

                                        Annual Benefits
                       ----------------------------------------------
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

     The estimated credited years of service for the executive officers of Citizens Financial Corp. in the pension plan of Citizens National Bank are as follows:


                             Years of Credited Service*
                             --------------------------

  Robert J. Schoonover                   24
  Thomas K. Derbyshire                    6


     * Max L. Armentrout and Raymond L. Fair are not participants in the pension plan of Citizens National Bank.


401-(k) Plan
------------


     The Bank has established a 401-(k) plan for the benefit of all employees who meet eligibility requirements. A description of the Plan, the eligibility requirements and the contributions made to the Plan by the Bank for the years ended December 31, 1997, 1996 and 1995 may be found in Note 9 to the Consolidated Financial Statements which begins on page 40 of this report.


Executive Supplemental Income Plan
----------------------------------

     The Bank has entered into a nonqualified supplemental income plan with certain senior officers as described in Note 9 to the Consolidated Financial Statements which begins on page 40 of this report. A copy of the Plan, and the amendments thereto, are incorporated herein by reference to the exhibits contained in the Company's Forms 10-K dated December 31, 1995 and 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------


     The following table lists each shareholder who is the beneficial owner of more than 5% of the Company's common stock, the only class of stock outstanding, as of February 28, 1998.



Name and Address                     Amount and Nature of         Percent
of Beneficial Owner                  Beneficial Ownership         of Class
---------------------                --------------------         --------

Cede & Co.                                  85,506                 12.90
P. O. Box 20
Bowling Green Station
New York, NY  10004


     The following table sets forth the amount and percentage of stock of Citizens Financial Corp. beneficially owned by each director and executive officer of the Company, and by all directors and executive officers as a group, as of February 28, 1998.


                           Shares of Stock Beneficially Owned
                         -------------------------------------       Percent of
Name                     Direct           Indirect       Total       Ownership
----                     ------          ----------      ------      ---------
Robert N. Alday             500          27,400 (1)      27,900        4.21
Max L. Armentrout        20,775           4,000 (2)      24,775        3.74
Virginia C. Chabut        6,500              -            6,500         .98
Carlo DeMotto            12,630          15,050 (3)      27,680        4.18
Raymond L. Fair           3,750           4,200 (4)       7,950        1.20
John F. Harris              500           5,500 (5)       6,000         .91
Cyrus K. Kump               505           3,750 (6)       4,255         .64
Robert J. Schoonover        500             100 (7)         600         .09
Emery Thompson, Jr.         500          18,580 (8)      19,080        2.88
L. T. Williams            1,750              -            1,750         .26
Thomas K. Derbyshire         70              -               70         .01
Other executive
  officers of the
  Company or the Bank     3,360             675           4,035         .61
All Directors and
executive officers
as a group               51,340          79,255         130,595       19.71


(1) Mr. Alday's indirect ownership includes 14,000 shares owned by his wife and 13,400 shares which he votes for the Phil Williams Coal Company.

(2)  Mr. Armentrout's indirect ownership includes 4,000 shares owned by his wife

(3) These 15,050 shares are owned by DeMotto Peerless Coal Company and are voted by Mr. DeMotto.

(4)  These 4,200 shares are owned by Mr. Fair's wife.

(5)  These 5,500 shares are jointly owned by Mr. Harris and his wife.

(6) Mr. Kump's indirect ownership includes 2,000 shares owned by his mother, 750 shares owned by his wife and 1,000 held by his wife as custodian for their children.

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

     During the year 1997, the highest aggregate indebtedness of all executive officers and directors of the holding company, its subsidiary, and their related interest was $5,743,000 or 35.7 percent of the equity capital of Citizens Financial Corp. As of December 31, 1997, outstanding loan balances to related parties totaled $3,274,761 or 20.3% of equity capital with unused lines of credit of $1,985,000 or 12.3 percent of the equity capital of Citizens Financial Corp. outstanding to these parties.

     Other than loans originated in the normal course of business by the Bank, none of the directors, executive officers, 5 percent or more beneficial stockholders or their immediate family members have an interest or are involved in any transactions with Citizens Financial Corp. or Citizens National Bank in which the amount involved exceeds $60,000, or was not subject to the usual terms or conditions, or was not determined by competitive bids. Information related to loans granted to related parties in excess of $60,000 is contained in Note 4 to the Consolidated Financial Statements, which begins on page 36 of this report. Similarly, no director, executive officer or 5 percent or more beneficial stockholder has an equity interest in excess of 10 percent in a business or professional entity that has made payments to or received payments from Citizens Financial Corp. or Citizens National Bank in 1997 which exceeds 5 percent of either party's gross revenue.

Part IV
-------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)  (1) and (2) Financial Statements and Financial Statement Schedules.
     All financial statements and financial statement schedules required to be filed by Item 8 of this Form or by Regulation S-X which are applicable to the registrant have been presented in the financial statements, notes thereto, in management's discussion and analysis of operations or elsewhere financial condition and results of where appropriate. (3) Listing of Exhibits - see Index to Exhibits on page 56.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of 1997.

(c)  Exhibits - see index to Exhibits on page 56 of this Form 10-K.

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


Item 14(c)  Index to Exhibits
------------------------------


                                                   S-K 601            Sequential
Description                                    Table Reference        Page Number
-----------                                    ---------------        -----------
Plan of acquisition,  reorganization,
 arrangement, liquidation or succession              2                     N/A
Articles or incorporation and bylaws:                3                     N/A
 (a) Articles of Incorporation                                             (c)
 (b) Bylaws                                                                (c)
Instruments defining the rights of security
  holders including indentures                       4                     N/A
Voting trust agreements                              9                     N/A
Material contracts                                  10                     (d)
Statement Re: Computation of per
 share earnings                                     11                     (a)
Statements Re: Computation of ratios                12                     (a)
Letter re: change in certifying accountant          16                     N/A
Letter re: change in accounting principles          18                     N/A
Subsidiaries of the registrant                      21                     60
Published report regarding matters submitted
 to vote of security holders                        22                  61,62,63
Consents of experts and counsel                     23                     64
Power of attorney                                   24                     N/A
Financial data schedules                            27                  65,66,67
Additional exhibits                                 99                     (b)


(a) The computation of minimum standard capital ratios, which are shown on page 45 of this filing, was done as specified in applicable regulatory guidelines. All other ratios presented may be clearly determined from the material contained in this filing.

(b) List of permitted nonbanking activities previously filed on pages 47-49 of Form S-4 Registration Statement of Citizens Financial Corp., SEC File No. 33- 11423, dated February 19, 1987 is incorporated by reference into this filing.

(c) The Company's Articles of Incorporation and Bylaws were previously filed on pages 54-63 and 64-73, respectively, of its Form 10-K dated December 31, 1995 are incorporated by reference into this filing.

(d) The Bank's Executive Supplemental Income Agreement as previously filed on pages 74 - 80 of its Form 10-K dated December 31, 1995 and thereafter amended and filed on page 62 of the Company's Form 10-K dated December 31, 1996, is incorporated by reference into this filing.

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


   Signature                    Title                          Date
   ---------                    -----                          ----

/s/  Max L. Armentrout           Chairman of the Board           3/11/98
--------------------------       and Director                  -----------
     Max L. Armentrout


--------------------------       Director                      -----------
     Robert N. Alday


--------------------------       Director                      -----------
     Virginia C. Chabut


--------------------------       Director                      -----------
     Carlo DeMotto


/s/  Raymond L. Fair             Director                        3/11/98
--------------------------                                     -----------
     Raymond L. Fair


/s/  John F. Harris              Director                        3/11/98
--------------------------                                     -----------
     John F. Harris


/s/  Cyrus K. Kump               Director                        3/11/98
--------------------------                                     -----------
     Cyrus K. Kump


/s/  Emery Thompson, Jr.         Director                        3/11/98
--------------------------                                     -----------
     Emery Thompson, Jr.


/s/  L. T. Williams              Director                        3/11/98
--------------------------                                     -----------
     L. T. Williams

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
 SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
                       PURSUANT TO SECTION 12 OF THE ACT
                       ---------------------------------


The entire annual report and proxy materials mailed to the Company's stockholders has been furnished to the Commission for its information under separate cover, in paper format, concurrent with submission to stockholders on March 17, 1998 .