Form 10-Q
period 1998-03-31
CITIZENS FINANCIAL CORP/DE/
filed 1998-05-07
CIK 764156

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
  ACT OF 1934

For the quarterly period ended                     March 31, 1998
                              --------------------------------------------------

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



                                Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           Yes   X    No
                                                       -------   -------




    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                  Outstanding at
                      Class                       March 31, 1998
                      -----                       ---------------
           Common Stock ($2 par value)                662,703


                This report contains 22 pages.

                                   FORM 10-Q
                            CITIZENS FINANCIAL CORP.
                          Quarter Ended March 31, 1998



                                     INDEX



                                                            Page No.
                                                            --------

Part I.   Financial Information

           Condensed Consolidated Balance Sheets
            March 31, 1998 and December 31, 1997.............. 3

           Condensed Consolidated Statements of Income
            Three Months Ended
            March 31, 1998 and March 31, 1997................. 4 & 5

           Condensed Consolidated Statements of
            Changes in Shareholders' Equity
            Three Months Ended
            March 31, 1998 and March 31, 1997................. 6

           Condensed Consolidated Statements of
            Cash Flows Three Months Ended
            March 31, 1998 and March 31, 1997................. 7

           Statements of Comprehensive Income
            Three Months Ended
            March 31, 1998 and March 31, 1997................. 8

           Notes to Condensed Consolidated
            Financial Statements.............................. 9 - 13

           Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations..................................... 14 - 20

Part II.  Other Information and Index to Exhibits............. 21

           Signatures......................................... 22

                         PART I - FINANCIAL INFORMATION

                            CITIZENS FINANCIAL CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)


                                                    March 31,       Dec. 31,
                                                       1998           1997
                                                   -------------   -----------
                                                   (Unaudited)          *
ASSETS
------
Cash and due from banks                              $  2,709      $  3,312
Federal funds sold                                        900           200
Securities available for sale (Note 2)                 32,882        31,921
Securities held to maturity (estimated fair
  value $6,870 and $6,690, respectively (Note 2)        6,776         6,598

Loans, less allowance for loan losses of
  $1,080 and $1,094, respectively (Notes 3 and 4)      84,068        86,400
Premises and equipment                                  1,561         1,588
Accrued interest receivable                             1,040         1,197
Other assets                                            1,034           916
                                                     --------      --------
     Total Assets                                    $130,970      $132,132
                                                     ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
   Noninterest bearing                               $ 12,780      $ 13,163
   Interest bearing                                    96,252        97,239
                                                     --------      --------
     Total deposits                                   109,032       110,402
Short-term borrowings                                   3,847         3,597
Long-term borrowings                                    1,062         1,078
Other liabilities                                       1,158           960
                                                     --------      --------
     Total liabilities                                115,099       116,037
                                                     --------      --------

Commitments and contingencies (Note 5)

SHAREHOLDERS' EQUITY
--------------------

Common stock, authorized 1,250,000 shares of
   $2.00 par value; issued 750,000 shares               1,500         1,500
Additional paid in capital                              2,100         2,100
Retained earnings                                      13,717        13,407
Net unrealized gain on available for
   sale securities                                         93            93
Treasury stock, at cost, 87,297 and 68,047
   shares, respectively                                (1,539)       (1,005)
                                                     --------      --------
     Total shareholders' equity                        15,871        16,095
                                                     --------      --------
     Total Liabilities and Shareholders' Equity      $130,970      $132,132
                                                     ========      ========

*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)


                                                    Three Months Ended
                                                         March 31,
                                                      --------------
                                                       1998    1997
                                                        (Unaudited)
INTEREST INCOME
---------------

Interest and fees on loans                            $1,956  $1,986
Interest and dividends on
  securities:
    Taxable                                              507     450
    Tax-exempt                                            75      67
Interest on federal funds sold                            16       2
                                                      ------  ------
  Total interest income                                2,554   2,505
                                                      ------  ------

INTEREST EXPENSE
----------------

Interest on deposits                                     952     916
Interest on short-term borrowing                          50      36
Interest on long-term borrowing                           15       8
                                                      ------  ------
  Total interest expense                               1,017     960
                                                      ------  ------
  Net interest income                                  1,537   1,545
Provision for loan losses                                 30      60
                                                      ------  ------
  Net interest income after
    provision for loan losses                          1,507   1,485
                                                      ------  ------

NONINTEREST INCOME
------------------

Trust department income                                   27       0
Service fees                                              65      54
Insurance commissions                                      6       7
Other                                                     39      98
                                                      ------  ------
  Total noninterest income                               137     159
                                                      ------  ------

NONINTEREST EXPENSE
-------------------

Salaries and employee benefits                           513     507
Net occupancy expense                                     71      72
Equipment rentals, depreciation
  and maintenance                                         75      56
Data processing                                          101      88
Advertising                                               24      27
Other                                                    249     270
                                                      ------  ------
  Total noninterest expenses                           1,033   1,020
                                                      ------  ------

Income before income taxes                               611     624
Income tax expense                                       201     225
                                                      ------  ------
Net income                                            $  410  $  399
                                                      ======  ======

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands of dollars, except per share data)
                                  (Continued)


Basic earnings per common share (Note 6)    $    .61  $    .58
                                            ========  ========
Weighted average shares outstanding          666,981   683,553
Dividends per common share                  $    .15  $    .10
                                            ========  ========

The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           (In thousands of dollars)

                                                  Three Months Ended March 31, 1998 and 1997
                                  ------------------------------------------------------------------------------
                                                                   (unaudited)
                                                                                 Net                     Total
                                    Common Stock     Additional               Unrealized                Share-
                                  ----------------    Paid-in    Retained   Gain/(Loss) on   Treasury   holders'
                                  Shares    Amount    Capital    Earnings     Securities       Stock     Equity
                                  ------------------------------------------------------------------------------
Balance, January 1, 1997          750,000   $1,500     $2,100    $12,381        $(77)          $(961)   $14,943
Net income                                                           399                                    399
Net change in unrealized gain/
  (loss) on securities                                                           (89)                       (89)
Cash dividends declared
  ($.10 per share)                                                   (68)                                   (68)
                                  -----------------------------------------------------------------------------
Balance, March 31, 1997           750,000   $1,500     $2,100    $12,712       $(166)        $  (961)   $15,185
                                  =============================================================================

Balance, January 1, 1998          750,000   $1,500     $2,100    $13,407       $  93         $(1,005)   $16,095
Net income                                                           410                                    410
Net change in unrealized
  gain on securities                                                               0                          0
Purchase of 19,250 shares
  of treasury stock                                                                             (534)      (534)
Cash dividends declared
 ($.15 per share)                                                   (100)                                  (100)
                                  -----------------------------------------------------------------------------
Balance March 31, 1998            750,000   $1,500     $2,100    $13,717       $  93          $(1,539)  $15,871
                                  =============================================================================

The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                                         Three Months Ended
                                                              March 31,
                                                          1998         1997
                                                        --------------------
                                                             (Unaudited)
Cash flows from operating activities:
 Net Income                                             $   410      $   399
 Adjustments to reconcile net income to
  cash provided by operating activities:

  Provision for loan losses                                  30           60

  Depreciation and amortization                              86           76
  Amortization and accretion on securities                   40           36
  Decrease in accrued interest
    receivable                                              157          133
  Increase in other assets                                 (134)          (3)
  Increase in other liabilities                             198           49
                                                        -------      -------
    Cash provided by operating activities                   787          750
                                                        -------      -------

Cash flows from investing activities:
 Principal payments, available for sale
  securities                                                 24            2
 Proceeds from maturities and calls,
  available for sale securities                           1,000        1,000
 Purchases of available for sale securities              (2,029)         (11)
 Principal payments, held to maturity securities              0          247
 Proceeds from maturities and calls, held
  to maturity securities                                  1,045           40
 Purchases of held to maturity securities                (1,219)           0
 Purchases of premises and equipment                        (43)         (24)
 Decrease in loans                                        2,302          929
                                                        -------      -------
   Cash provided by investing
     activities                                           1,080        2,183
                                                        -------      -------

Cash flows from financing activities:
 Cash dividends paid                                       (100)         (68)
 Acquisition of treasury stock                             (534)           0
 Increase (decrease) in short-term borrowing                250       (1,392)
 (Decrease) increase in long-term borrowing                 (16)         794
 Increase (decrease) in time deposits                       634         (480)
 (Decrease) increase  in other deposits                  (2,004)          76
                                                        -------      -------
   Cash used by financing activities                     (1,770)      (1,070)
                                                        -------      -------

Net increase (decrease) in cash and cash equivalents         97        1,863
Cash and cash equivalents at beginning of period          3,512        2,774
                                                        -------      -------

Cash and cash equivalents at end of period              $ 3,609      $ 4,637
                                                        =======      =======

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
 Interest                                               $ 1,040      $ 1,012
 Income Taxes                                           $     0      $    44
Supplemental Schedule of Noncash Investing
  and Financing Activities:
  Other real estate and other assets acquired in
     settlement of loans                                $     0      $   134

The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.

                       STATEMENTS OF COMPREHENSIVE INCOME
                           (In thousands of dollars)

                                          Three Months Ended
                                                March 31
                                             -------------
                                              1998   1997
                                             (Unaudited)
Net income                                   $ 410   $399
Other comprehensive income, net of tax:
  Unrealized gains/(losses) on securities
    Gain/(loss) arising during the period        0    (89)
    Reclassification adjustment                  0      0
                                             -----   ----
  Other comprehensive income, net of tax         0    (89)
                                             -----   ----
Comprehensive income                         $ 410   $310
                                             =====   ====

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

  The condensed consolidated statements contained herein include the accounts of Citizens Financial Corp. and its wholly-owned subsidiary Citizens National Bank ("the Bank"). All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens' 1997 Annual Report to Shareholders and Form 10-K.

  For the period ended March 31, 1998, the Company was required to adopt Statement of Financial Accounting Standards No. 130, (SFAS No. 130) "Reporting of Comprehensive Income". Comprehensive income includes any change in equity of the Company during the period resulting from transactions and other events and circumstances from nonowner sources. A Statement of Comprehensive Income has been included in these condensed consolidated financial statements to comply with SFAS No. 130. Prior interim periods have been reclassified to provide comprehensive information.

NOTE 2 - SECURITIES
         ----------


  The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 1998 and December 31, 1997 are summarized as follows (in thousands):

                                                   March 31, 1998
                                   ----------------------------------------------
                                    Carrying
                                     Value                              Estimated
                                  (Amortized   Unrealized   Unrealized    Fair
                                     Cost)       Gains        Losses      Value
---------------------------------------------------------------------------------
                                                    (Unaudited)
Held to maturity:
Tax-exempt state and political
 subdivisions...................   $  6,776    $    108      $     14     $6,870
                                   --------    --------      --------     ------
 Total securities
    held to maturity............   $  6,776    $    108      $     14     $6,870
                                   ========    ========      ========     ======
                                                                         Carrying
                                                                          Value
                                                                       (Estimated
                                  Amortized    Unrealized   Unrealized     Fair
                                    Cost          Gains       Losses      Value)
---------------------------------------------------------------------------------
                                                     (Unaudited)
Available for sale:
U.S. Treasury securities........   $  4,538    $     33      $      0    $ 4,571
U.S. Government agencies
 and corporations...............     10,800          70             3     10,867
Mortgage backed securities-
 U.S. Government agencies
 and corporations...............        588           0             4        584
Corporate debt securities.......     14,725          61            41     14,745
Taxable state and political
 subdivisions...................      1,545          26             0      1,571
Federal Reserve Bank stock......        108           0             0        108
Federal Home Loan Bank stock....        436           0             0        436
                                   --------    --------      --------    -------
 Total securities available
   for sale.....................   $ 32,740    $    190      $     48    $32,882
                                   ========    ========      ========    ========

                                                  December 31, 1997*
                                  -------------------------------------------------
                                   Carrying
                                     Value                                Estimated
                                  (Amortized  Unrealized    Unrealized      Fair
                                     Cost)      Gains         Losses       Value
                                  -------------------------------------------------
Held to maturity:
Taxable corporate
 debt securities................   $    999    $      2      $      0    $ 1,001
Tax-exempt state and political
 subdivisions...................      5,599         102            12      5,689
                                   --------    --------      --------    -------
 Total securities
   held to maturity.............   $  6,598    $    104      $     12    $ 6,690
                                   ========    ========      ========    =======

*From audited financial statements.

                                                                          Carrying
                                                                            Value
                                                                         (Estimated
                                     Amortized   Unrealized   Unrealized     Fair
                                        Cost        Gains       Losses      Value)
                                   ----------------------------------------------
                                                           *
---------------------------------------------------------------------------------
Available for sale:
U.S. Treasury securities........   $     4,542   $       39   $       0    $4,581
U.S. Government agencies
  and corporations..............        11,805           60          15    11,850
Mortgage-backed securities -
  U.S. Government
  agencies and corporations.....           612            0           5       607
Corporate debt securities.......        12,719           71          24    12,766
Taxable state and
  political subdivisions........         1,556           17           0     1,573
Federal Reserve Bank stock......           108            0           0       108
Federal Home Loan Bank stock....           436            0           0       436
                                     ---------   ----------    --------   -------
Total securities available for
 sale ..........................     $  31,778   $      187    $     44   $31,921
                                     =========   ==========    ========   =======

  The maturities, amortized cost and estimated fair values of the Bank's securities at March 31, 1998 are summarized as follows (in thousands):

                                         Held to maturity              Available for sale
                                   ---------------------------  ------------------------------
                                   Amortized     Estimated          Amortized       Estimated
                                     Cost        Fair Value            Cost         Fair Value
                                   ---------  ----------------  ------------------  ----------
Due within 1 year                     $    0        $    0           $ 7,052          $ 7,059
Due after 1 but within 5 years         5,807         5,900            24,616           24,725
Due after 5 but within 10 years          969           970                 0                0
Due after 10 years                         0             0               528              554
Equity securities                          0             0               544              544
                                      ------        ------           -------          -------
                                      $6,776        $6,870           $32,740          $32,882
                                      ======        ======           =======          =======

  Mortgage backed securities included above carry a maturity date of less than one year. The Company's equity securities are required to be held for membership in the Federal Reserve and Federal Home Loan Bank; memberships which are expected to continue indefinitely.

  The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the three month periods ended March 31, 1998 and 1997 are as follows (in thousands):

                                            Proceeds From                Gross Realized
                                   ------------------------------      -----------------
                                           Calls and    Principal
                                   Sales   Maturities   Payments        Gains    Losses
                                   ------------------------------       ---------------
March 31, 1998:
Securities held to maturity        $  0     $  1,045    $      0        $  0       $  0
Securities available for sale         0        1,000          24           0          0
                                   ----     --------    --------        ----       ----
                                   $  0     $  2,045    $     24        $  0       $  0
                                   ====     ========    ========        ====       ====
March 31, 1997:
Securities held to maturity        $  0     $     40    $    247        $  0       $  0
Securities available for sale         0        1,000           2           0          0
                                   ----     --------    --------        ----       ----
                                   $  0     $  1,040    $    249        $  0       $  0
                                   ====     ========    ========        ====       ====

  At March 31, 1998 and December 31, 1997 securities carried at $9,033,000 and $9,543,000, respectively, with estimated fair values of $9,083,000 and $9,593,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

  At March 31, 1998, the company had a concentration within its corporate debt securities classification which included obligations of financial services industry companies with global operations having an approximate carrying value of $8,628,000 and an estimated fair value of $8,629,000. There were no concentrations with any one issuer.

*From audited financial statements.

NOTE 3 - LOANS
         -----

  Total loans are summarized as follows (in thousands):

                                                                        March 31, 1998   December 31, 1997
                                                                        ---------------  -----------------
                                                                           (Unaudited)            *
Commercial, financial and agricultural                                         $11,209             $12,927
Real estate - construction                                                       1,568               1,715
Real estate - mortgage                                                          57,297              56,382
Installment loans to individuals                                                13,976              15,387
Credit Card loans                                                                  963               1,018
Other                                                                              131                  28
                                                                               -------             -------
 Total loans                                                                    85,144              87,457
Net deferred loan origination costs                                                 45                  77
Less unearned income                                                                41                  40
                                                                               -------             -------
 Total loans net of unearned income and
  net deferred loan origination costs                                           85,148              87,494
Less allowance for loan losses                                                   1,080               1,094
                                                                               -------             -------
 Loans, net                                                                    $84,068             $86,400
                                                                               -------             -------

---------
* From audited financial statements.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

   Analyses of the allowance for loan losses are presented below (in thousands):

                                                                                   Three Months Ended
                                                                                         March 31,
                                                                               ---------------------------
                                                                                 1998               1997
                                                                               -------             -------
Balance at beginning of period                                                 $ 1,094             $   990
                                                                               -------             -------
Loans charged off:
 Commercial and industrial                                                           3                   0
 Real estate - mortgage                                                              0                   3
 Consumer and other                                                                 30                  22
 Credit card                                                                        19                  21
                                                                                ------              ------
    Total                                                                           52                  46
                                                                                ------              ------
Recoveries:
  Commercial and industrial                                                          1                   0
  Real estate - mortgage                                                             0                   0
  Consumer and other                                                                 3                   3
  Credit card                                                                        4                   1
                                                                                ------              ------
    Total recoveries                                                                 8                   4
                                                                                ------              ------
Net losses                                                                          44                  42

Provision for loan losses                                                           30                  60
                                                                                ------              ------
Balance at end of period                                                        $1,080              $1,008
                                                                                ======              ======

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

NOTE 6 - EARNINGS PER SHARE
         ------------------

  Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the three months ended March 31, 1998 and 1997 the weighted average number of shares were 666,981 and 683,553, respectively. During the periods ended March 31, 1998 and 1997 the Company did not have any dilutive securities.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  The following discussion and analysis presents the significant changes in financial condition and the results of operations of Citizens Financial Corp. and Subsidiary for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 1997 Annual Report to Shareholders and Form 10-K. Since the primary business activities of Citizens Financial Corp. are conducted through the Bank, this discussion focuses primarily on the financial condition and operations of the Bank. Included in this discussion are forward looking statements based on management's current expectations, actual results, however, may differ. Amounts and percentages used in this discussion have been rounded.


EARNINGS SUMMARY
----------------


  Net income for the first quarter of 1998 was $410,000, up from $399,000 in the first quarter of 1997. These levels of income represent annualized returns on average assets of 1.27% and 1.26%, respectfully. Return on equity, meanwhile, fell from 10.69% in the first quarter of 1997 to 10.48% in the most recent quarter due to increased capital levels. Earnings per share, however, increased $.03 to $.61 as fewer shares of stock were outstanding as a result of the Company's repurchase of its shares as discussed later in this analysis. Details concerning the Company's results of operations are addressed in the following sections of this report.


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

  Net interest income for the first quarter of 1998 totaled $1,537,000, down slightly from $1,545,000 in the first quarter of 1997. On a tax-equivalent basis, however, net interest income registered a slight increse from $1,579,000 to $1,590,000.

  On a quarter vs. quarter basis, tax-equivalent interest income increased $67,000 to $2,607,000. This reflects a $6.0 million increase in the average balance of federal funds sold and investment securities. Such increases were the result of a $2.3 million reduction in average loans outstanding as well as additional funding from a $3.1 million increase in average deposits, borrowings and equity. The reduction in loan balances naturally resulted in reduced interest income. However, this negative impact was partially offset by higher loan rates. In total, the tax-equivalent yield on earning assets was 8.37% in the first quarter of both 1998 and 1997.

  Interest expense increased from $961,000 in the first quarter of 1997 to $1,017,000 in the first quarter of 1998. This is largely due to the increased funding levels noted previously. In addition, the cost of interest bearing liabilities increased 7 basis points to 4.05%. This increase in cost reflects the highly competitive nature of the environment facing the Bank. As a result, the Bank's net interest margin fell from 5.20% in the first quarter of 1997 to 5.11% in the first quarter of 1998. Despite this decrease the Bank's net interest margin is well above that of most peer banks and management does not expect further decreases of a material nature. Similarly, significant changes in the volume and mix of loans, deposits and securities are not anticipated in the near future. The nature of changes experienced in various assets and liabilities during the first quarter are addressed later in this report.

NONINTEREST INCOME
------------------

  Noninterest income includes all revenues which are not included in interest and fee income relating to earning assets. Total noninterest income decreased from $159,000 to $137,000 in the first quarter. However, included in the 1997 total was a one time item of $60,000 as explained in prior reports. Absent this, noninterest income would have increased by $38,000. The majority of this is due to an increase in trust income from $0 to $27,000. Trust income is recorded on the cash basis in keeping with industry practice. Reporting such income on the cash basis rather than the accrual basis does not affect net income materially. Despite the change in first quarter income no significant changes in the nature or scope of trust operations, or the resulting annual income, have occurred or are anticipated. Service fees also increased during the quarter due mostly to higher overdraft fees.

NONINTEREST EXPENSE
-------------------

  Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Total noninterest expense for the first quarter of 1998 of $1,033,000 was $13,000 greater than the prior year's $1,020,000.

  Among the components of noninterest expense the category of equipment rentals, depreciation and maintenance showed the biggest increase rising from $56,000 in the first quarter of 1997 to $75,000 in the first quarter of this year. This may be traced to two items. First, fixed assets, including new teller machines and an ATM, costing approximately $199,000 were purchased subsequent to the first quarter of 1997. Depreciation expense increased approximately $3,300 per month as a result. Secondly, equipment maintenance costs increased by more than $8,000 compared to the first quarter of 1997. This reflects price changes on the renewal of certain maintenance contracts as well as maintenance on certain newly acquired items including the teller machines referred to above.

  Data processing costs also increased from $88,000 to $101,000 during the quarter. A number of factors contributed to this 14.8% increase. They include the utilization of a new trust accounting system, implementation of a new telebanking system, higher year-end fees from the Bank's primary data services provider and higher credit card processing costs.

  The remaining components of noninterest expense including salaries and benefits, net occupancy expense, and advertising were little changed. Other noninterest expensed did show a $21,000 decrease to $249,000. Approximately $16,000 of this is the result of lower costs related to foreclosures and repossessions. During the first quarter of 1998 the Bank's foreclosure and repossession activity was significantly less than during the first quarter of 1997.

INCOME TAXES
------------

  The Company's provision for income taxes, which totaled $201,000 in the first quarter of 1998 and $225,000 in the first quarter of 1997, includes both federal and state income taxes. Included in these amounts are deferred tax benefits of $22,000 and $4,000, respectively. The effective tax rates during the two periods were 32.9% in 1998 and 36.1% in 1997.

FINANCIAL CONDITION
-------------------

  Average total assets during the first quarter of 1998 were $131,703,000 although total assets decreased $1,162,000 to $130,970,000. While some changes occurred in the loan, deposit and investment securities portfolios, the financial condition of the Bank remains both sound and stable. A detailed discussion of the Bank's financial condition follows.

LOAN PORTFOLIO
--------------

  The loan portfolio, which represents Citizens' largest earning asset, decreased by 2.6 percent, or $2.3 million, during the first quarter. Much of this decrease was the result of one commercial loan payoff of approximately $1.6 million. Absent this item the decreases in both the total portfolio and the commercial loan portfolio were minimal. The Bank continues to devote considerable resources to developing its commercial loan portfolio and believes it will be successful doing so.

  As was the case in 1997 the installment loan portfolio decreased during the first quarter of 1998. At $13,976,000 the installment loan portfolio fell by $1.4 million during the quarter. This is the result of loan payments, particulatly those on automobile loans, occurring at a rate which exceeds new loan originations. There are several reasons this is occurring. First, management has not attempted to aggressively seek auto loans during this time and second, auto manufactures have provided buyers with more favorable financing.

  Although the Bank does not feel it can effectively compete with the manufacturers financing of new cars at the current time, it does plan to more actively seek quality used car loans during the remainder of 1998.

  Mortgage lending continues to be the Bank's largest loan portfolio totaling $57,297,000 at March 31, 1998, up $915,000 from year-end 1997. This portfolio continues to be primarily composed of locally-owned one to four family properties. The majority of these loans are one year adjustable rate loans none of which are held for resale.

     The Bank's remaining loan portfolios, including construction and credit card loans, are relatively small and have not exhibited material changes. No significant changes in these, or the other components of the loan portfolio, are expected during the remainder of 1998.

     Company policy requires those loans which are past due 90 days or more be placed on nonaccrual status unless they are both well secured and in the process of collection. At March 31, 1998 the level of nonaccruing loans remains quite low. The following table illustrates this by providing a summary of past due loans and nonperforming assets.

              Summary of Past Due Loans and Nonperforming Assets
              --------------------------------------------------
                                (in thousands)

                                           March 31                  December 31
                                     -------------------             -----------
                                     1998           1997                 1997
                                     ----           ----                 ----
                                         (unaudited)                       *
Loans past due 90 or more days
  still accruing interest            $ 18           $ 33                 $  9
                                     ====           ====                 ====

Nonperforming assets:
  Nonaccruing loans                  $ 85           $282                 $  2
  Other real estate owned               0             71                    0
                                     ----           ----                 ----
                                     $ 85           $353                 $  2
                                     ====           ====                 ====

* From the Company's Form 10-K filing dated December 31, 1997


  All losses which may be reasonably anticipated are accounted for in the allowance for loan losses. Management makes this determination by its analysis of overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers and other factors. At March 31, 1998, the allowance for loan losses was $1,080,000, down $14,000 from $1,094,000 at December 31, 1997. These levels, which represented 1.27% and 1.25% of total loans outstanding, were considered adequate and management is not aware of any trends, uncertainties or other information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources.

  The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision totaled $30,000 during the first quarter of 1998, down from $60,000 in the first quarter of 1997. This decrease is based upon the improvement in past-due and nonperforming loans described above and its relation to the allowance for loan losses. During the first quarters of 1998 and 1997 net loan charge-offs totaled $44,000 and $42,000, respectively as more fully illustrated in Note 4 to the financial statements.


SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD
-------------------------------------------

  The Bank's securities portfolio consists of available for sale and held to maturity securities while no securities are maintained in a trading account. At March 31, 1998, the held to maturity portfolio totaled $6,776,000 consisting solely of tax-exempt municipal securities which are expected to be held until they mature in order to benefit from their tax advantaged status. No material changes in the size or composition of this portfolio have occurred since year-end 1997.

  Management prefers to emphasize the available for sale portfolio due to the flexibility it allows in managing the balance sheet structure and addressing asset/liability issues. At March 31, 1998 this portfolio had an estimated fair value of $32,882,000, $142,000 in excess of the amortized cost. Such excess represents an unrealized gain. This portfolio, which represents nearly 83% of the total securities portfolio, is invested primarily in U.S. Treasury and agency obligations and investment grade corporate debt instruments. At quarter-end the U.S. Treasury and agency component of the portfolio totaled $15,438,000, or 46.9%, while the corporate component totaled $14,745,000,or 44.8%. The reminder of the portfolio, $2,699,000, consists of mortgage backed securities, taxable municipal obligations, and stock which the Bank is required to hold for membership in the Federal Reserve Bank and the Federal Home Loan Bank.

  The Bank continues to favor investments with maturities of five years or less which have known cash flow patterns. While this may result in somewhat lower investment earnings it also provides greater safety, less market value fluctuation and more simplified asset/liability issues.

  The Bank generally tries to minimize its involvement in the overnight federal funds sold market, instead relying on the continually maturing securities portfolio to provide the liquidity needed to fund loans or meet deposit withdraw demands. Nonetheless, at any given time the execution of specific investing or funding strategies, or normal fluctuations in deposit and loan balances, may require the bank to sell, or buy, funds on an overnight basis.

  At March 31, 1998 and December 31, 1997 the balances of federal funds sold were $900,000 and $200,000, respectively. The average federal funds sold balance during the quarter was $1,169,000.


DEPOSITS AND OTHER FUNDING SOURCES
----------------------------------

  Total deposits at March 31,1998 of $109,032,000 are 1.2% below the year-end 1997 total of $110,402,000. Average deposits for the quarter totaled $110,130,000. This lack of growth in deposits was not unexpected and seems to reflect both local economic conditions and the competitive environment facing the Bank.

  Noninterest bearing deposits averaged $13,020,000 during the quarter and totaled $12,780,000 at March 31, 1998, down fractionally from their year-end level of $13,163,000. Comprising 11.7% of total deposits, the lack of growth in the local economy, as well as customers' increasing desire to place a larger portion of their funds in accounts which provide dividend or interest income, noninterest bearing deposits are not expected to provide significant growth in the near future. Management expects that over the next twelve months noninterest bearing deposits should remain near current levels.

  Interest bearing deposits decreased by $987,000, which is 1.0%, to $96,252,000 during the quarter. On average, however, interest bearing deposits totaled $97,110,000. Within this portfolio savings accounts experienced the greatest change decreasing 7.5%, $2,090,000, to $25,651,000. Average savings accounts for the quarter were somewhat higher at $26,174,000. Included in the quarter-end total are corporate sweep accounts of $3,769,000, down $1.1 million from year-end 1997. Balances in these accounts change daily predicated on the cash needs of the corporate customers.

  Certificates of deposit represent the Bank's largest source of interest bearing funds and were up $615,000 form year-end to $40,994,000. This increase is due to a $1,585,000 increase in certificates of deposit of $100,000 or more. Of this amount $400,000 is from one local health care provider. Total certificates of $100,000 or more are now $9,393,000. In addition, another $1.2 million of large certificates is held in individual retirement accounts (IRAs).

  The Bank does not actively seek these large deposits and manages their pricing on a weekly basis. Such parameters are used to ensure the Bank does not engage in pricing practices which could be detrimental to earnings. The Bank does believe, however, that operating efficiencies may be gained when holders of multiple certificates combine them into one instrument and encourages customers to do so. Such combinations have created approximately $1.2 million in large certificates.

  The Bank's most popular certificate carries a term of 36 months. Of the year-end 1997 balance in this certificate of $8,415,000 nearly 47%, or $3,945,000, matured in the first quarter. The Bank was very successful in retaining these deposits and in redistributing them into other maturities. At quarter-end, however, the 36 month certificate remains most popular carrying a total balance of $8,722,000.

  The Bank's other deposit types, including interest bearing checking and money market accounts, did not change materially during the quarter. Likewise IRAs exhibited little change despite the new IRA rules and the introduction of a new IRA product in March. Management is hopeful IRAs will be a source of increased growth in the coming years as Roth IRAs should become more popular during the 1998 tax filing season.

  In addition to deposits the Bank may generate funding by the use of borrowings. Neither the Bank's short-term borrowings, which consist of repurchase agreements, nor its' long-term borrowings from the Federal Home Loan Bank of Pittsburgh, changed significantly during the first quarter.


CAPITAL RESOURCES
-----------------

  Total shareholders' equity of $15,871,000 at March 31, 1998 is $224,000 less than at year-end 1997. This is due to the purchase of 19,250 shares of treasury stock for $534,000. This purchase, which was conducted pursuant to the Company's stock repurchase policy, was a one-time event and not part of any type of ongoing repurchase program. Also reducing equity were cash dividends of $.15 per share which totaled $100,000. Despite this the Company remains well capitalized easily exceeding all risk based capital requirements. This is illustrated in the following table:

                     Minimum Capital Standard Ratios
-------------------------------------------------------------------------
                                             Citizens         Regulatory
                                          Financial Corp.    Requirements
-------------------------------------------------------------------------
Total capital to risk weighted assets         18.62%            8.0%
Tier I capital to risk weighted assets        17.43%            4.0%
Tier I capital to adjusted total assets       11.94%            3.0%

  The Company is unaware of any trends or uncertainties, nor do any plans exist, which may materially impair its capital position.

LIQUIDITY AND INTEREST RATE SENSITIVITY
---------------------------------------

  The objective of the Company's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of Citizens' liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio, held to maturity securities due within one year, and short-term funds such as federal funds sold. At March 31, 1998 these sources totaled $24,706,000 or 18.9% of total assets. In addition, liquidity may be generated through loan repayments and over $52,000,000 of available borrowing arrangements with correspondent banks. Each quarter management tests the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. At March 31, 1998 this test indicates the Bank is well positioned and has ample liquidity to satisfy those needs. Details on both the sources and uses of cash are presented in the Statements of Cash Flows contained in the financial statements.

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

  One common interest rate risk measure is the gap, or difference between rate sensitive assets and rate sensitive liabilities. As of March 31, 1998, the Company's cumulative one year gap to total assets ratio was a negative 3.83% compared to a negative 9.51% at December 31, 1997. This indicates the Bank is now less sensitive to changes in interest rates than it was at year-end. The primary reason for this change is the renewal of maturing 36 month certificates of deposit as discussed earlier.

  The Bank also utilizes financial modeling programs to measure and control its interest rate risk. In such programs changes in net interest income are forecast under various interest rate scenarios. Instantaneous shifts in interest rates of up to 200 basis points are regularly tested. At March 31, 1998 such tests indicate that for any given interest rate change of 100 basis points the effect on net interest income is less than 5%.

YEAR 2000 COMPLIANCE
--------------------

  The Company is conducting a comprehensive review of its subsidiary bank's computer systems to identify the systems that could be affected by the "Year 2000 Issue" ("Issue"), and is developing a remediation plan to resolve the Issue. The Issue is whether computer systems will properly recognized date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The subsidiary bank is heavily dependent on computer processing in the conduct of its business activities.

  Because this review is not yet complete, management is unable to accurately estimate the costs of making the system "Year 2000 Compliant". However, the total cost is not expected to be significant to the Company's financial position or results of operations.

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



 Date:       5/7/98                        /s/ Robert J. Schoonover
       --------------------              -------------------------------
                                             Robert J. Schoonover
                                             President
                                             Chief Executive Officer



 Date:       5/7/98                        /s/ Thomas K. Derbyshire
       --------------------              -------------------------------
                                             Thomas K. Derbyshire
                                             Treasurer
                                             Principal Financial Officer