Form 10-Q
period 1998-06-30
CITIZENS FINANCIAL CORP/DE/
filed 1998-08-06
CIK 764156

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 JUNE 30, 1998
                              ------------------------------------------------

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.            Yes   X    No
                                                        -------   -------



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                     Outstanding at
                       Class                         June 30, 1998
                       -----                       -----------------

               Common Stock ($2.00 par value)            662,703



                        This report contains 29 pages.

                                   FORM 10-Q
                           CITIZENS FINANCIAL CORP.
                          Quarter Ended June 30, 1998



                                     INDEX



                                                            Page No.
                                                            --------

Part I.   Financial Information

     Condensed Consolidated Balance Sheets
      June 30, 1998 and December 31, 1997................       3

     Condensed Consolidated Statements of Income
      Three Months Ended
      June 30, 1998 and June 30, 1997
      and Six Months Ended
      June 30, 1998 and June 30, 1997....................       4

     Condensed Consolidated Statements of
      Changes in Shareholders' Equity
      Six Months Ended
      June 30, 1998 and June 30, 1997....................       5

     Condensed Consolidated Statements of
      Cash Flows
      Six Months Ended
      June 30, 1998 and June 30, 1997....................       6

     Statements of Comprehensive Income
      Three Months Ended
      June 30, 1998 and June 30, 1997
      and Six Months Ended
      June 30, 1998 and June 30, 1997....................       7

     Notes to Condensed Consolidated
      Financial Statements...............................  8 - 12

     Management's Discussion and Analysis
      of Financial Condition and Results
      of Operations...................................... 13 - 20

Part II.  Other Information and Index to Exhibits........      21

     Signatures..........................................      22

                        PART I - FINANCIAL INFORMATION
                           CITIZENS FINANCIAL CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)

                                                       June 30,    December 31,
                                                         1998          1997
                                                      -----------  ------------
                                                      (Unaudited)        *
ASSETS
------
Cash and due from banks                                 $  4,731       $  3,312
Federal funds sold                                           100            200
Securities available for sale (Note 2)                    33,958         31,921
Securities held to maturity (estimated fair value
   $7,832 and $6,690, respectively) (Note 2)               7,756          6,598
Loans, less allowance for loan losses of
   $1,117 and $1,094, respectively (Notes 3 and 4)        84,131         86,400
Premises and equipment                                     1,513          1,588
Accrued interest receivable                                  745          1,197
Other assets                                               1,516            916
                                                        --------       --------
     Total Assets                                       $134,450       $132,132
                                                        ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
   Noninterest bearing                                  $ 14,848       $ 13,163
   Interest bearing                                       96,334         97,239
                                                        --------       --------
     Total deposits                                      111,182        110,402
Short-term borrowings                                      4,996          3,597
Long-term borrowings                                       1,046          1,078
Other liabilities                                          1,010            960
                                                        --------       --------
     Total liabilities                                   118,234        116,037
                                                        --------       --------

Commitments and contingencies (Note 5)



SHAREHOLDERS' EQUITY
--------------------

Common stock, authorized 2,250,000 and
    1,250,000 shares of $2.00 par value,
    respectively; issued 750,000 shares                    1,500          1,500
Additional paid in capital                                 2,100          2,100
Retained earnings                                         14,013         13,407
Net unrealized gain on available for
   sale securities                                           142             93
Treasury stock, at cost, 87,297 and 68,047
   shares, respectively                                   (1,539)        (1,005)
                                                        --------       --------
     Total shareholders' equity                           16,216         16,095
                                                        --------       --------
     Total Liabilities and Shareholders' Equity         $134,450       $132,132
                                                        ========       ========

*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands of dollars, except per share data)

                                      Three Months Ended   Six Months Ended
                                            June 30,           June 30,
                                      ------------------   ----------------
                                         1998      1997     1998     1997
                                          (Unaudited)        (Unaudited)
INTEREST INCOME
---------------

Interest and fees on loans                $1,938   $2,021   $3,894   $4,007
Interest and dividends on
 securities:
  Taxable                                    510      428    1,017      878
  Tax-exempt                                  93       67      168      134
Interest on federal funds sold                14       20       30       22
                                          ------   ------   ------   ------
  Total interest income                    2,555    2,536    5,109    5,041
                                          ------   ------   ------   ------

INTEREST EXPENSE
----------------

Interest on deposits                         941      929    1,893    1,845
Interest on short-term borrowings             60       35      110       71
Interest on long-term borrowings              15       17       30       25
                                          ------   ------   ------   ------
  Total interest expense                   1,016      981    2,033    1,941
                                          ------   ------   ------   ------
  Net interest income                      1,539    1,555    3,076    3,100
Provision for loan losses                     30       42       60      102
                                          ------   ------   ------   ------
  Net interest income after
    provision for loan losses              1,509    1,513    3,016    2,998
                                          ------   ------   ------   ------

NONINTEREST INCOME
------------------

Trust department income                       42       26       69       26
Service fees                                  74       61      139      115
Insurance commissions                          8        8       14       15
Other                                         34       29       73      127
                                          ------   ------   ------   ------
  Total noninterest income                   158      124      295      283
                                          ------   ------   ------   ------

NONINTEREST EXPENSE
-------------------

Salaries and employee benefits               551      526    1,064    1,033
Net occupancy expense                         71       70      142      142
Equipment rentals, depreciation
  and maintenance                             71       60      146      116
Data processing                               94       88      195      176
Advertising                                   24       27       48       54
Other                                        269      252      518      522
                                          ------   ------   ------   ------
  Total noninterest expense                1,080    1,023    2,113    2,043
                                          ------   ------   ------   ------

Income before income taxes                   587      614    1,198    1,238
Income tax expense                           192      221      393      446
                                          ------   ------   ------   ------
Net income                                $  395   $  393   $  805   $  792
                                          ======   ======   ======   ======

Basic earnings per common
 share (Note 6)                           $  .60   $  .57   $ 1.21   $ 1.16
                                          ======   ======   ======   ======

Weighted average shares outstanding      662,703  683,553  664,830  683,553
Dividends per common share                $  .15   $  .10   $  .30   $  .20
                                          ======   ======   ======   ======

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           (In thousands of dollars)



                                              Six Months Ended June 30, 1998 and 1997
                                         -------------------------------------------------
                                                            (Unaudited)
                                                                              Net                      Total
                                   Common Stock    Additional              Unrealized                  Share-
                                   ------------      Paid In    Retained   Gain/(Loss) on  Treasury   holders'
                                  Shares   Amount    Capital    Earnings   Securities       Stock      Equity
--------------------------------------------------------------------------------------------------------------

Balance, January 1, 1997          750,000  $1,500    $2,100     $12,381      $ (77)        $  (961)   $14,943
Net income                                                          792                                   792
Net change in unrealized gain/
  (loss) on securities                                                          12                         12
Cash dividends declared
  ($.20 per share)                                                 (136)                                 (136)
                                  ----------------------------------------------------------------------------
Balance, June 30, 1997            750,000  $1,500    $2,100     $13,037      $ (65)        $  (961)   $15,611
                                  ============================================================================


Balance, January 1, 1998          750,000  $1,500    $2,100     $13,407      $  93         $(1,005)   $16,095
Net income                                                          805                                   805
Net change in unrealized gain/
  (loss) on securities                                                          49                         49
Cash dividends declared
  ($.30 per share)                                                 (199)                                 (199)
Purchase of 19,250 shares
  of treasury stock                                                                           (534)      (534)
                                  ----------------------------------------------------------------------------
Balance, June 30, 1998            750,000  $1,500    $2,100     $14,013      $ 142         $(1,539)   $16,216
                                  ============================================================================


The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                                       Six Months Ended
                                                           June 30,
                                                      ------------------
                                                        1998      1997
                                                         (Unaudited)
Cash flows from operating activities:
  Net Income                                          $   805   $   792
  Adjustments to reconcile net income to
  cash provided by operating activities:
    Provision for loan losses                              60       102
    Depreciation and amortization                         171       152
    Amortization and accretion on securities               86        60
    Decrease (increase) in accrued
      interest receivable                                 452       (14)
    (Increase) decrease in other assets                  (632)       70
    Increase (decrease) in other liabilities               24      (191)
                                                      -------   -------
      Cash provided by operating activities               966       971
                                                      -------   -------


Cash flows from investing activities:
  Proceeds from principal payments received
    on securities available for sale                       28        83
  Proceeds from principal payments received
    on securities held to maturity                          0       449
  Proceeds from maturities and calls of securities
    available for sale                                  1,500     1,000
  Proceeds from maturities and calls of
    securities held to maturity                         1,045     3,362
  Proceeds from sales of securities
    available for sale                                    502         0
  Purchases of securities available for sale           (4,083)   (4,638)
  Purchases of securities held to maturity             (2,198)        0
  Purchases of premises and equipment                     (64)     (111)
  Decrease in loans                                     2,209       809
                                                      -------   -------
     Cash provided (used) by investing activities      (1,061)      954
                                                      -------   -------

Cash flows from financing activities:
  Cash dividends paid                                    (199)     (136)
  Acquisition of treasury stock                          (534)        0
  Increase (decrease) in short-term borrowing           1,399      (459)
  (Decrease) increase in long-term borrowing              (32)      779
  Increase (decrease) in time deposits                    817      (232)
  Decrease in other deposits                              (37)     (177)
                                                      -------   -------
Cash provided (used) by financing activities            1,414      (225)
                                                      -------   -------

Net increase in cash and cash equivalents               1,319     1,700

Cash and cash equivalents at beginning of period        3,512     2,774
                                                      -------   -------

Cash and cash equivalents at end of period            $ 4,831   $ 4,474
                                                      =======   =======

Supplemental disclosure of non cash investing
  and financing activities:
  Cash paid during the period for:
     Interest                                         $ 2,057   $ 1,971
     Income Taxes                                     $   423   $   487
  Acquisition of other real estate owned and
     other repossessed assets                         $    43   $   134

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                      STATEMENTS OF COMPREHENSIVE INCOME
                           (In thousands of dollars)

                                              Three Months Ended       Six Months Ended
                                                   June 30                   June 30
                                              ------------------     --------------------
                                               1998       1997         1998         1997
                                                 (Unaudited)             (Unaudited)
Net income                                     $395       $ 393       $ 805        $ 792
Other comprehensive income,
  net of tax:
  Unrealized gains/(losses) on
    securities
    Gain/(loss)arising during
      the period                                 49         101          49           12
    Reclassification adjustment                   0           0           0            0
  Other comprehensive income,
    net of tax                                    0           0           0            0
                                               ----       -----       -----        -----
Comprehensive income                           $444       $ 494       $ 854        $ 804
                                               ====       =====       =====        =====

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

     The consolidated statements include the accounts of Citizens Financial Corp. and its wholly-owned subsidiary Citizens National Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens' 1997 Annual Report to Shareholders and Form 10-K.

     The Company was required to adopt Statement of Financial Accounting Standards No. 130, (SFAS No. 130) "Reporting of Comprehensive Income" for fiscal year 1998. Comprehensive income includes any change in equity of the Company during the period resulting from transactions and other events and circumstances from nonowner sources. A statement of Comprehensive Income has been included in these condensed consolidated financial statements to comply with SFAS No. 130. Prior interim periods have been reclassified to provide comprehensive information.

NOTE 2 - SECURITIES
         ----------


     The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 1998 and December 31, 1997 are summarized as follows (in thousands):

                                                     June 30, 1998
                                  ---------------------------------------------------
                                    Carrying
                                      Value                                 Estimated
                                   (Amortized   Unrealized     Unrealized     Fair
                                      Cost)       Gains          Losses       Value
-------------------------------------------------------------------------------------
                                                       (Unaudited)
Held to maturity:
Tax-exempt state and political
 subdivisions..................      $ 7,756     $    94        $    18      $ 7,832
                                     -------     -------        -------      -------
 Total securities
  held to maturity.............      $ 7,756     $    94        $    18      $ 7,832
                                     =======     =======        =======      =======

                                                                                    Carrying
                                                                                    Value
                                                                                   (Estimated
                                      Amortized    Unrealized      Unrealized         Fair
                                        Cost          Gains          Losses          Value)
----------------------------------------------------------------------------------------------
Available for sale:
U.S. Treasury securities............    $ 4,534     $    31         $  0            $ 4,565
U.S. Government agencies
 and corporations...................     10,794          87            3             10,878
Mortgage backed securities-
 U.S. Government agencies
 and corporations...................        583           0            1                582
Corporate debt securities...........     15,752          85           18             15,819
Obligations of state and political
 subdivisions-taxable...............      1,534          36            0              1,570
Federal Reserve Bank stock..........        108           0            0                108
Federal Home Loan Bank stock........        436           0            0                436
                                       --------     -------         ----           --------
  Total securities available
   for sale.........................   $ 33,741     $   239         $ 22           $ 33,958
                                       ========     =======         ====           ========

                                                       December 31, 1997*
                                      ----------------------------------------------------
                                       Carrying
                                        Value                                   Estimated
                                      (Amortized   Unrealized       Unrealized     Fair
                                        Cost)        Gains            Losses      Value
                                      ---------------------------------------------------
-----------------------------------------------------------------------------------------
Held to maturity:
Taxable corporate
 debt securities..............        $   999      $     2          $     0     $  1,001
Tax-exempt state and political
 subdivisions.................          5,599          102               12        5,689
                                      -------      -------          -------     --------
Total securities
 held to maturity.............        $ 6,598      $   104          $    12     $  6,690
                                      =======      =======          =======     ========

*From audited financial statements.

                                                                         Carrying
                                                                          Value
                                                                        (Estimated
                                   Amortized    Unrealized  Unrealized     Fair
                                      Cost        Gains       Losses      Value)
                                   ------------------------------------------------
                                                          *
-----------------------------------------------------------------------------------
Available for sale:
U.S. Treasury securities........     $ 4,542       $ 39         $ 0        $ 4,581
U.S. Government agencies
 and corporations...............      11,805         60          15         11,850
Mortgage-backed securities -
 U.S. Government
 agencies and corporations......         612          0           5            607
Corporate debt securities.......      12,719         71          24         12,766
Taxable state and
 political subdivisions.........       1,556         17           0          1,573
Federal Reserve Bank stock......         108          0           0            108
Federal Home Loan Bank stock....         436          0           0            436
                                     -------       ----         ---        -------
Total securities available for
 sale...........................     $31,778       $187         $44        $31,921
                                     =======       ====         ===        =======

     The maturities, amortized cost and estimated fair values of the Bank's securities at June 30, 1998 are summarized as follows (in thousands):

                                    Held to maturity      Available for sale
                                  ---------------------  ---------------------
                                  Amortized  Estimated   Amortized  Estimated
                                    Cost     Fair Value    Cost     Fair Value
                                  ---------  ----------  ---------  ----------
Due within 1 year                    $  394      $  399    $ 7,516     $ 7,529
Due after 1 but within 5 years        5,415       5,488     25,162      25,332
Due after 5 but within 10 years       1,947       1,945        519         553
Due after 10 years                        0           0          0           0
Equity securities                         0           0        544         544
                                     ------      ------    -------     -------
                                     $7,756      $7,832    $33,741     $33,958
                                     ======      ======    =======     =======

     Mortgage backed and other securities not due at a single maturity date have been allocated in the above maturity categories based on their anticipated average lives to maturity. The Company's equity securities are required to be held for membership in the Federal Reserve and Federal Home Loan Bank.

     The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the six month periods ended June 30, 1998 and 1997 are as follows (in thousands):

                                          Proceeds From             Gross Realized
                                 ----------------------------      ----------------
                                         Calls and   Principal
                                  Sales  Maturities  Payments      Gains      Losses
                                 ----------------------------      ----------------
June 30, 1998:
Securities held to maturity      $   0   $   1,045   $      0      $  0        $  0
Securities available for sale      503       1,000         28         0           0
                                  ----   ---------   --------      ----        ----
                                 $ 503   $   2,045   $     28      $  0        $  0
                                 =====   =========   ========      ====        ====
June 30, 1997:
Securities held to maturity      $   0   $   3,362   $    449      $  0        $  0
Securities available for sale        0       1,000         83         0           0
                                  ----   ---------   --------      ----        ----
                                 $   0   $   4,362   $    532      $  0        $  0
                                 =====   =========   ========      ====        ====

     At June 30, 1998 and December 31, 1997 securities carried at $9,073,000 and $9,543,0000 respectively, with estimated fair values of $9,080,000 and $9,593,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

  At June 30, 1998, the company has a concentration within its corporate debt securities classification which included obligations of financial services industry companies having an approximate amortized cost of $9,115,000 and an estimated fair value of $9,154,000. There were no concentrations with any one issuer.

*From audited financial statements.

NOTE 3 - LOANS
         -----

     Total loans are summarized as follows (in thousands):

                                            June 30, 1998   December 31, 1997
                                            --------------  -----------------
                                             (Unaudited)            *
Commercial, financial and agricultural            $11,001             $12,927
Real estate - construction                          1,178               1,715
Real estate - mortgage                             59,011              56,382
Installment loans to individuals                   13,010              15,387
Credit card loans                                     928               1,018
Other                                                 134                  28
                                                  -------             -------
  Total loans                                      85,262              87,457
Net deferred loan origination costs                    24                  77
Less unearned income                                   38                  40
                                                  -------             -------
  Total loans net of unearned income and
    net deferred loan origination costs            85,248              87,494
Less allowance for loan losses                      1,117               1,094
                                                  -------             -------
  Loans, net                                      $84,131             $86,400
                                                  =======             =======

NOTE 4 - ALLOWANCE FOR LOAN LOSSES
         -------------------------

     Analyses of the allowance for loan losses are presented below (in thousands):

                                   Three Months Ended  Six Months Ended
                                         June 30,           June 30,
                                  -------------------  -----------------
                                     1998       1997     1998     1997
Balance at beginning of period       $1,080    $1,008   $1,094   $  990
Loans charged off:
  Commercial and industrial               0         0        3        0
  Real estate - mortgage                  1         0        1        3
  Consumer and other                     15        17       45       39
  Credit card                             2         7       21       28
                                     ------    ------   ------   ------
    Total                                18        24       70       70
                                     ------    ------   ------   ------

Recoveries:
  Commercial and industrial               0         1        1        1
  Real estate - mortgage                 20         0       20        0
  Consumer and other                      4         3        7        6
  Credit card                             1         0        5        1
                                     ------    ------   ------   ------
    Total recoveries                     25         4       33        8
                                     ------    ------   ------   ------

Net (recoveries) losses                  (7)       20       37       62

Provision for loan losses                30        42       60      102
                                     ------    ------   ------   ------
Balance at end of period             $1,117    $1,030   $1,117   $1,030
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


NOTE 6 - EARNINGS PER SHARE
         ------------------

     Earnings per share is based on the weighted average number of shares outstanding during the period. For the six month periods ended June 30, 1998 and 1997 the weighted average number of shares were 664,830 and 683,553, respectively. The weighted average number of shares outstanding during the three month periods then ended were 662,703 and 683,553, respectively.

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

EARNINGS SUMMARY
----------------

     Net income for the second quarter of 1998 of $395,000 was nearly unchanged from the $393,000 earned during the second quarter of 1997. On a year-to-date basis net income of $805,000 is approximately 1.6% in excess of last year's $792.000. Among the other key earnings measures return on average assets has decreased slightly from 1.25% to 1.23% as has return on average equity which decreased from 10.49% to 10.18% for the first six months of the year. Earnings per share for the six month periods increased from $1.16 to $1.21. Details concerning these and other aspects of the Company's results of operations are addressed in the following sections of this report.

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

     Net interest income for the second quarter fell from $1,555,000 in 1997 to $1,539,000 in 1998. This reflects an increase in interest expense of $35,000 due to an increase in the average volume of interest bearing liabilities of $3.6 million to $101,739,000. Although these funds were utilized to increase the average earning asset base by more than $3.4 million, total interest income for the quarter increased by only $19,000 to $2,555,000. This is due to a change in the relative mix of earning assets. On average, the earning asset base consisted of 67% loans and 33% securities and other investments during the second quarter of 1998. This compares to 72% loans and 28% securities in the second quarter of 1997. On a tax equivalent basis, net interest income of $1,587,000 produced a net interest margin of 5.02% for the three months ended June 30, 1998. During the second quarter of 1997 these figures were $1,590,000 and 5.19%, respectively.

     On a year to date basis net interest income decreased $24,000 to $3,076,000. The factors which caused this decrease are similar to those impacting the second quarter. An increase in average interest bearing liabilities of $3.7 million resulted in higher interest expense of $2,033,000, up $92,000. However, the consequent rise in interest earning assets of $3.4 million produced only $68,000 in additional interest income due to the shifting of assets from higher yielding loans to lower yielding investment securities. A discussion of the Company's funding base, as well as its' loan and investment portfolios, may be found elsewhere in this report.

     Despite the changes noted above, tax equivalent net interest income for the six month period was nearly unchanged at $3,163,000 in 1998 and $3,169,000 in 1997 due to increased holdings of tax exempt securities. The tax equivalent net interest margin, however, still fell from 5.20% to 5.04% again reflecting an earning asset mix which includes more securities and fewer loans than in the first half of 1997.

NONINTEREST INCOME
------------------

     Noninterest income includes all revenues which are not included in interest and fee income relating to earning assets. Total noninterest income for the second quarter of 1998 and 1997 was $158,000 and $124,000, respectively. The biggest change in this area was trust department income, up $16,000 to $42,000. Trust income is reported on the cash basis of accounting in keeping with industry practices. This does not effect income materially. Despite the change in reported trust income, neither the scope or the nature of trust operations have changed. Annual trust income, however, is now expected to surpass the 1997 total. Among the other components of noninterest income service fees increased by $13,000 to $74,000 due to higher overdraft fees and charges assessed to noncustomers for the use of Citizens' ATMs.

     On a year-to-date basis noninterest income of $295,000 exceeded the 1997 total of $283,000 by $12,000. Included in the 1997 total, however, was a one time item of $60,000 as explained in prior reports. Absent this, the total increase in noninterest income would have been $72,000.

     As with the quarterly analysis, the largest contributor to this improvement is trust income. Total trust income for the six months of $69,000 is $43,000 in excess of the June, 1997 total. The increase of $24,000 in service fees is again mostly due to higher levels of overdraft and ATM fees. Overdrafts are up by $16,000 to $73,000 while ATM fees have risen approximately $6,000 to $9,000. Another component of service fees, commercial account analysis, totaled approximately $13,000 through June 30, 1998. However, due to the loss of one commercial deposit account this source of income is expected to drop by approximately $2,000 per month.

     The remaining components of noninterest income, when adjusted for the one time $60,000 item, have not changed significantly.

NONINTEREST EXPENSE
-------------------

     Noninterest expense includes all items of expense other than interest expense, the provision for loan losses and income taxes. Total noninterest expense for the second quarter of $1,080,000 were $57,000, or 5.6%, higher than in the same quarter of 1997. The largest contributor to this increase was a $25,000 increase in salaries and benefits, nearly all of which may be linked to higher salaries.

     The category of other noninterest expense increased $17,000, or 6.7%, to $269,000. This was due to several factors including higher costs for legal services, telephone expense, subscriptions and memberships, costs associated with other real estate owned, state franchise tax expense, and fees related to the Bank's credit card program. Several of these items, including legal services, franchise tax, and other real estate costs, reflect one time expenses.

     Data processing costs continue to rise as noted in the March 31, 1998 Form 10-Q. For the second quarter data processing costs totaled $94,000, up from $88,000 in the second quarter of 1997. In addition, depreciation expense increased by nearly $10,000 over its second quarter 1997 level. This reflects the purchase of several items after June 30, 1997 including new teller machines and an ATM. The remaining components of noninterest expense, including advertising and net occupancy expense, were little changed during the quarter.

     On a year-to-date basis total noninterest expense increased $70,000, or 3.4%, to $2,113,000. This increase may be traced to several items including salaries and benefits, the maintenance and depreciation of equipment, and data processing. Occupancy expenses, advertising, and other noninterest expense were all stable or slightly less than in the first half of 1997.

     Salaries expense increased by 5.6%,or $43,000, to $774,000 during the first six months. The cost of some benefits, particularly pension costs, decreased to partially offset the higher salaries. Depreciation exceeded its mid year 1997 total by approximately $20,000 for the reasons cited earlier while maintenance costs rose by more than $9,000 reflecting price changes on certain maintenance contracts as well as maintenance on certain newly acquired items including the teller machines.

     As discussed earlier in this report, as well as in previous reports, data processing costs have continued to increase due to the installation of new systems and products. Additional costs are expected as a result of the Year 2000 Issue. The Bank has devoted significant resources to this issue and has formed a year 2000 task team. This team has inventoried all computer related or dependent hardware and software and assessed its compliancy with year 2000 needs. Although this task is ongoing it is now estimated that capital expenditures of approximately $100,000 and noncapital expenditures of
approximately $41,000 are needed to ensure compliancy.   The testing of both
primary and backup systems will continue as Citizens National Bank remains committed to making the transition into the next century as smoothly as possible.

INCOME TAXES
------------

     The Company's provision for income taxes during the second quarter of 1998 and 1997 was $192,000 and $221,000, respectively. Included in these figures are both federal and state income taxes. For the year-to-date period total income tax expense, including deferred tax benefits, was $393,000, in 1998 and $446,000 in 1997. This represents 32.8% of pretax income in 1998 and 36.0% in 1997, partially reflecting an increase in tax exempt income. The Company is not currently subject to the federal alternative minimum tax.

FINANCIAL CONDITION
-------------------

     Total assets of $134,450,000 at June 30, 1998 were $2,318,000, or approximately 1.8%, in excess of their year end 1997 total of $132,132,000. Average assets for the first six months of 1998 were $131,825,000. A detailed discussion of the Bank's financial condition follows.

LOAN PORTFOLIO
--------------

     The loan portfolio, which represents Citizens' largest earning asset, decreased by 2.5%, or approximately $2.2 million, during the first half of 1998 to $85,262,000. Included in this decrease is the payoff of one commercial loan with a balance of approximately $1.6 million. Absent this item decreases in both the total portfolio and the commercial portfolio would have been minimal.

     During 1995 and 1996 the Bank increased the size of its loan portfolio by focusing on installment lending, particularly the financing of automobiles. In 1997 management reduced the emphasis on auto lending as certain strategic goals relative to that type of lending activity were satisfied. Throughout 1998 emphasis has been placed on developing better commercial loan relationships. Despite the loan payoff noted earlier, management believes the effort will be successful and recognizes that a considerable amount of time and resources will be required. Excluding the payoff of $1.6 million, the commercial loan portfolio has fallen approximately $326,000 in the first half of 1998. However, some loans to commercial enterprises may be secured by real property. As such they are considered to be mortgage loans secured by nonfarm, nonresidential property; these loans have increased by $2.2 million in the first six months of 1998.

     As management de-emphasized the installment loan portfolio it began to shrink in size during 1997 and continues to do so in 1998 as repayments exceed new loan originations. During the first half of 1998 the installment loan portfolio has fallen nearly $2.4 million, or 15%.

     This rate of decrease is greater than management had anticipated partly due to the incentives recently offered by various auto manufacturers on the purchase of new cars. These incentives have made it difficult for the Bank to compete for new cars and have encouraged consumers who would typically purchase used cars to look toward new car purchases. Thus, both new and used car lending have been negatively impacted. During the second quarter of 1998 the Bank did more aggressively seek used car loans, however. As a result, the number of loans made during May and June of 1998 equaled those made during the same time period in 1997.

     Mortgage lending continues to be the Bank's largest loan portfolio. Total mortgage loans of $59,011,000 at June 30, 1997 represent 69% of all loans and is up approximately $2.6 million since year end 1997. Most of this growth came in the nonfarm, nonresidential portfolio as noted earlier. Nonetheless, traditional 1 to 4 family mortgages continue to be the Bank's largest source of mortgage loans. Such loans totaled $39,762,000 at June 30, 1998 and $39,414,000 at December 31, 1997. The majority of these loans are one year adjustable rate loans none of which are held for resale.

     The Bank's remaining portfolios, including construction and credit card loans, are relatively small and do not have a major impact on the Company's overall financial position.

     Company policy requires those loans which are past due 90 days or more be placed on nonaccrual status unless they are both well secured and in the process of collection. At June 30, 1998 the level of nonaccrual loans remained quite low. The following table illustrates this by providing a summary of past due and nonperforming assets.


              Summary of Past Due Loans and Nonperforming Assets
              --------------------------------------------------
                                (in thousands)

                                         June 30         December 31
                                  ---------------------  -----------
                                     1998         1997      1997
                                        (Unaudited)       *
Loans past due 90 or more days
  still accruing interest              $  27     $  16      $   9
                                       =====     =====      =====

Nonperforming assets:
  Nonaccruing loans                    $  41     $ 258      $   2
  Other Real Estate Owned                 42        62          0
                                       -----     -----      -----
                                       $  83     $ 320      $   2
                                       =====     =====      =====

* From the Company's Form 10-K filing dated December 31, 1997


     All losses which may be reasonably anticipated are accounted for in the allowance for loan losses. Management makes this determination by its analysis of overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers and other factors. At June 30, 1998, the allowance for loan losses was $1,117,000, up $23,000 from $1,094,000 at December 31, 1997. These levels, which represented 1.31% and 1.25% of total loans outstanding, were considered adequate and management is not aware of any trends, uncertainties or other information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources.

     The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision totaled $60,000 during the first half of 1998, down from $102,000 in the first half of 1997. This decrease is based upon the improvement in past-due and nonperforming loans described above and its relation to the allowance for loan losses. During the first half of 1998 and 1997 net loan charge-offs totaled $37,000, and $62,000, respectively as more fully illustrated in Note 4 to the accompanying condensed financial statements.

SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD
-------------------------------------------

     The Bank's securities portfolio consists of available for sale and held to maturity securities while no securities are maintained in a trading account. At June 30, 1998, the held to maturity portfolio totaled $7,756,000 consisting solely of tax-exempt municipal securities which are expected to be held until they mature in order to benefit from their tax advantaged status. Management is attempting to take full advantage of such tax saving opportunities when available. Since year end 1997 the tax exempt portfolio has increased in size by over 38%, or $2.1 million.

     Management also attempts to emphasize the available for sale portfolio due to the flexibility it allows in managing the balance sheet structure and addressing asset/liability issues. At June 30, 1998 this portfolio had an estimated fair value of $33,958,000, $217,000 in excess of the amortized cost. Such excess represents an unrealized gain. This portfolio, which represents nearly 81% of the total securities portfolio, is invested primarily in U.S. Treasury and agency obligations and investment grade corporate debt instruments. At quarter-end the U.S. Treasury and agency component of the portfolio totaled $15,443,000, or 45.5%, while the corporate component totaled $15,819,000 or 46.6%. The remainder of the portfolio, $2,696,000, consists of mortgage backed securities, taxable municipal obligations, and stock which the Bank is required to hold for membership in the Federal Reserve Bank and the Federal Home Loan Bank.

     The Bank has traditionally favored investments with maturities of five years or less which have known cash flow patterns. Such instruments typically provide greater safety, less market value fluctuation and more simplified asset/liability issues. However, future investments may include increased holdings of callable and mortgage backed securities in order to improve yield. Currently, callable securities total $3.3 million while mortgage backed securities total just $582,000.

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

     At June 30, 1998 and December 31, 1997 the balances of federal funds sold were $100,000 and $200,000, respectively. The average federal funds sold balance during the first half of 1998 was $1,104,000.

DEPOSITS AND OTHER FUNDING SOURCES
----------------------------------

     Like many banks, Citizens has had difficulty increasing its deposit base in recent years as customers have placed a larger portion of their funds in accounts which provide higher levels of dividend or interest income. However, an increase in both deposits and borrowings during the first half of 1998 helped produce a $3.4 million increase in average earning assets. Total deposits, which increased $780,000 to $111,182,000 at June 30, 1998 averaged $109,888,000 during the first half of the year. Borrowings increased $1,367,000 to $6,042,000 at June 30, 1998 as the balances held by local governmental units in repurchase agreements rose.

These balances, however, can change daily based on the needs of the governmental entities. Total borrowings averaged approximately $4.9 million during the six month period.

          Noninterest bearing deposits averaged $13,119,000 during the first six months of 1998 and totaled $14,848,000 at quarter-end. The quarter end total represents 13.4% of total deposits. This increased quarter end total, however, is expected to be temporary. Management believes the core level of noninterest bearing deposits to more closely approximate the average.

          Interest bearing deposits totaled $96,334,000 at June 30, 1998, $905,000 less than at year end 1997 and $435,000 less than the year to date average of $96,769,000. Among interest bearing deposits savings accounts experienced the biggest change falling $2,009,000, or 7.3% to $25,682,000. Savings accounts have averaged $25,880,000 throughout the first six months of the year. Included in the June 30 total are corporate sweep accounts of $4,593,000. These sweep accounts totaled $4,902,000 at year end 1997 and averaged $3,917,000 during the first six months of 1998.

          Certificates of deposit continue to represent the Bank's largest source of funds totaling $41,380,000 at June 30, 1998, up $1,001,000 from year end. This increase is due to a $2,376,000 increase in certificates of deposit of $100,000 or more. Total certificates of $100,000 or more are now $10,184,000, or 24.6% of all certificates of deposit. In addition, another $1.1 million of large certificates are held in individual retirement accounts (IRAs). IRA CDs, however, have been fairly stable in the first half of the year decreasing $373,000 to $10,032,000.

          The Bank does not actively seek these large deposits and manages their pricing on a weekly basis. Such parameters are used to ensure the Bank does not engage in pricing practices which could be detrimental to earnings. The Bank does believe, however, that operating efficiencies may be gained when holders of multiple certificates combine them into one instrument and encourages customers to do so. Such combinations have created approximately $1.2 million in large certificates. This is the primary cause of the $1,375,000 decrease in certificates of deposit of under $100,000 during the first half of the year.

          The Banks' other types of deposits, including interest bearing checking and money market accounts, have been very stable over the first half of 1998 totaling $18,923,000 at June 30, 1998 and $18,651,000 at December 31, 1997.

          In addition to deposits the Bank uses various forms of borrowings to fund its assets. The Bank's long term borrowings consist of several advances from the Federal Home Loan Bank of Pittsburgh and are used to fund specific loans or groups of loans. No additional long term borrowings were obtained in the first half of 1998. Future borrowings are likely to depend on the existence of beneficial loan opportunities.

          Short term borrowings consist of two repurchase agreements with local governmental authorities. Each of these accounts was acquired through competitive bids. The balances in these accounts fluctuate daily based on the cash needs of the customers. The June 30, 1998 balance of $4,996,000 is in excess of the average balance for the six month period of $3,865,000.

CAPITAL RESOURCES
-----------------

          Total shareholders' equity of $16,216,000 at June 30, 1998 is $121,000 greater than at year end 1997 and represents 12.1% of total assets. During the first six months of 1998 net income of $805,000 and unrealized gains on available for sale securities of $49,000 increased the capital base. Conversely dividends of $199,000, or $.30 per share, and the purchase of 19,250 shares of treasury stock for $534,000, reduced capital. The purchase of treasury stock is conducted under the company's stock repurchase policy and is not part of a specific repurchase program. The Company has no specific plans for those shares now held in treasury.

     The Bank continues to exceed all risk based capital requirements as shown in the following table:


                        Minimum Capital Standard Ratios
--------------------------------------------------------------------------------
                                             Citizens       Regulatory
                                           Financial Corp. Requirements
--------------------------------------------------------------------------------
Total capital to risk weighted assets             18.76%         8.0%
Tier I capital to risk weighted assets            17.54%         4.0%
Tier I capital to adjusted total assets           12.15%         3.0%

     The Company is unaware of any trends or uncertainties, nor do any plans exist, which may materially impair its capital position.

LIQUIDITY AND INTEREST RATE SENSITIVITY
---------------------------------------

          The objective of the Company's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of Citizens' liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio, held to maturity securities due within one year, and short-term funds such as federal funds sold. At June 30, 1998 these sources totaled $41,814,000 or 31.1% of total assets. In addition, liquidity may be generated through loan repayments and over $52,000,000 of available borrowing arrangements with correspondent banks. Each quarter management tests the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. At June 30, 1998 this test indicates the bank is well positioned and has ample liquidity to satisfy those needs. Details on both the sources and uses of cash are presented in the Statements of Cash Flows contained in the financial statements.

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

          One common interest rate risk measure is the gap, or difference between rate sensitive assets and rate sensitive liabilities. As of June 30, 1998, the Company's cumulative one year gap to total assets ratio was a negative 2.17% compared to a negative 9.51% at December 31, 1998. This indicates the Bank is now less sensitive to changes in interest rates than it was at year-end. The primary reason for this change is the renewal of maturing 36 month certificates of deposit.

          The Bank also utilizes financial modeling programs to measure and control its interest rate risk. In such programs changes in net interest income are forecast under various interest rate scenarios. Instantaneous shifts in interest rates of up to 200 basis points are regularly tested. At June 30, 1998 such tests indicate that for any given interest rate change of 100 basis points the effect on net interest income is less than 5%.

YEAR 2000 COMPLIANCE
--------------------

          The Company has established a Year 2000 Committee to pursue solutions to the Year 2000 Issue. This committee has full senior and executive management support. As noted in the discussion of noninterest expense this committee has inventoried all computer related or dependent hardware and software to assess compliance with year 2000 needs. The committee is now in the process of identifying and developing backup systems and testing of mission critical systems. Management's current estimate of the cost to become 2000 compliance was disclosed in the noninterest expense section of this discussion.

IMPACT OF INFLATION
-------------------

          The consolidated financial statements and related data included in this report were prepared in accordance with generally accepted accounting principles, which require the Company's financial position and results of operations to be measured in terms of historical dollars except for the available for sale securities portfolio. Consequently, the relative value of money generally is not considered. Nearly all of the Company's assets and liabilities are monetary in nature and, as a result, interest rates and competition in the market area tend to have a more significant impact on the Company's performance than the effect of inflation.

                         PART II -  OTHER INFORMATION


Item 1.  Legal Proceedings :
         -----------------

          As of June 30, 1998 Citizens Financial Corp. was not involved in any material legal proceedings. The Bank is currently involved, in the normal course of business, in various legal proceedings. After consultation with legal counsel, management believes that all such litigation will be resolved without materially effecting on the financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against the Company or the Bank.


Item 2.  Changes in Securities:    None.
         ---------------------

Item 3.  Defaults upon Senior Securities:    None.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders:
         ---------------------------------------------------

          The annual meeting of shareholders of Citizens Financial Corp. was held on April 18, 1998. The shareholders determined that the maximum number of directors shall be increased from nine to ten and that directors Chabut, DeMotto, Schoonover and Thompson will serve three year terms ending in April, 2001. All of these directors were unopposed.

          The shareholders also approved an Amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock from one million two hundred fifty thousand (1,250,000) to two million two hundred fifty thousand (2,250,000), the par value per share remaining two dollars ($2.00) by a vote of 470,024 shares for, 4,380 shares against with 6,875 shares obstaining. The Corporation's capital remained unchanged as a result of this amendment.

Item 5.  Other Information:     None.
         -----------------

Item 6.  Exhibits and Reports on Form 8-K:
         --------------------------------

          (a)  Exhibits:  3(i) Articles of Incorporation, page 23

          (b)  Reports on Form 8-K:

          On April 21, 1998 the Company filed a Current Report on Form 8-K reporting the Amendment to the Certificate of Incorporation referred to in
     Part II, Item 4 above and exhibited in Exhibit 3(i) which follows.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CITIZENS FINANCIAL CORP.



Date:       7/31/98                         /s/ Robert J. Schoonover
      --------------------                 -------------------------------
                                           Robert J. Schoonover
                                           President
                                           Chief Executive Officer



Date:       7/31/98                         /s/ Thomas K. Derbyshire
      --------------------                 -------------------------------
                                           Thomas K. Derbyshire
                                           Treasurer
                                           Principal Financial Officer