Form 10-Q
period 1998-09-30
CITIZENS FINANCIAL CORP/DE/
filed 1998-11-12
CIK 764156

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes   X     No
                                                       -----      -----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                 Outstanding at
                   Class                      September 30, 1998
                   -----                      ------------------

       Common Stock ($2.00 par value)               662,703


                         This report contains 22 pages.

                                   FORM 10-Q

                            CITIZENS FINANCIAL CORP.
                        Quarter Ended September 30, 1998



                                     INDEX


                                                                 Page No.
                                                                 --------

Part I.  Financial Information

          Condensed Consolidated Balance Sheets
            September 30, 1998 and December 31, 1997................ 3


          Condensed Consolidated Statements of Income
            Three Months Ended
            September 30, 1998 and September 30, 1997
            and Nine Months Ended
            September 30, 1998 and September 30, 1997............... 4


          Condensed Consolidated Statements of
            Changes in Shareholders' Equity
            Nine Months Ended
            September 30, 1998 and September 30, 1997............... 5


          Condensed Consolidated Statements of
            Cash Flows
            Nine Months Ended
            September 30, 1998 and September 30, 1997............... 6


          Statements of Comprehensive Income
            Three Months Ended
            September 30, 1998 and September 30, 1997
            and Nine Months Ended
            September 30, 1998 and September 30, 1997............... 7


          Notes to Condensed Consolidated
            Financial Statements.................................... 8 - 12


          Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations........................................... 13 - 20


Part II.  Other Information and Index to Exhibits................... 21


          Signatures................................................ 22

                         PART I - FINANCIAL INFORMATION

                            CITIZENS FINANCIAL CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)


                                                     September 30,   December 31,
                                                          1998           1997
                                                     --------------  ------------
                                                      (Unaudited)         *
ASSETS
------

Cash and due from banks                                   $  2,257       $  3,312
Federal funds sold                                           3,575            200
Securities available for sale (Note 2)                      34,852         31,921
Securities held to maturity (estimated fair
  value $8,552 and $6,690, respectively) (Note 2)            8,372          6,598
Loans, less allowance for loan losses of
  $1,117 and $1,094 respectively (Notes 3 and 4)            84,995         86,400
Premises and equipment                                       1,496          1,588
Accrued interest receivable                                  1,118          1,197
Other assets                                                   903            916
                                                          --------       --------
    Total Assets                                          $137,568       $132,132
                                                          ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
  Noninterest bearing                                     $ 14,805       $ 13,163
  Interest bearing                                          98,303         97,239
                                                          --------       --------
    Total Deposits                                         113,108        110,402
Short-term borrowings                                        5,725          3,597
Long-term borrowings                                         1,030          1,078
Other liabilities                                              947            960
                                                          --------       --------
    Total liabilities                                      120,810        116,037
                                                          --------       --------
Commitments and contingencies (Note 5)

SHAREHOLDERS' EQUITY
--------------------

Common Stock, authorized 2,250,000 and 1,250,000
  shares of $2.00 par value, respectively, issued
  750,000 shares                                             1,500          1,500
Additional paid in capital                                   2,100          2,100
Retained earnings                                           14,285         13,407
Net unrealized gain on available for
  sale securities                                              412             93
Treasury stock, at cost, 87,297 and 68,047
  shares, respectively                                      (1,539)        (1,005)
                                                          --------       --------
  Total shareholders' equity                                16,758         16,095
                                                          --------       --------
    Total Liabilities and Shareholders' Equity            $137,568       $132,132
                                                          ========       ========

*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)

                                                Three Months           Nine Months
                                            Ended September 30,     Ended September 30,
                                         -------------------------  --------------------
                                            1998         1997        1998       1997
                                               (Unaudited)             (Unaudited)
INTEREST INCOME
---------------

Interest and fees on loans                   $1,972        $2,043   $5,866       $6,050
Interest and dividends on
 securities:
    Taxable                                     509           477    1,526        1,355
    Tax-exempt                                  100            73      268          207
Interest on federal funds sold                   22            42       52           64
                                             ------        ------   ------       ------
    Total interest income                     2,603         2,635    7,712        7,676
                                             ------        ------   ------       ------

INTEREST EXPENSE
----------------

Interest on deposits                            968           967    2,861        2,812
Interest on short-term borrowings                62            41      172          112
Interest on long-term borrowings                 15            16       45           41
                                             ------        ------   ------       ------
  Total interest expense                      1,045         1,024    3,078        2,965
                                             ------        ------   ------       ------
  Net interest income                         1,558         1,611    4,634        4,711
Provision for loan losses                        30            42       90          144
                                             ------        ------   ------       ------
  Net interest income after
    provision for loan losses                 1,528         1,569    4,544        4,567
                                             ------        ------   ------       ------

NONINTEREST INCOME
------------------

Trust department income                          31            28      100           54
Service fees                                     64            63      203          178
Insurance commissions                             6             8       20           23
Securities gains, net                             0            10        0           10
Other                                            36            30      109          157
                                             ------        ------   ------       ------
  Total noninterest income                      137           139      432          422
                                             ------        ------   ------       ------

NONINTEREST EXPENSE
-------------------

Salaries and employee benefits                  567           530    1,631        1,563
Net occupancy expense                            52            81      194          223
Equipment rentals, depreciation
  and maintenance                                71            64      217          180
Data processing                                  92            80      287          256
Advertising                                      24            28       72           82
Other                                           286           255      804          777
                                             ------        ------   ------       ------
    Total noninterest expense                 1,092         1,038    3,205        3,081
                                             ------        ------   ------       ------

Income before income taxes                      573           670    1,771        1,908
Income tax expense                              201           245      594          691
                                             ------        ------   ------       ------
Net income                                   $  372        $  425   $1,177       $1,217
                                             ======        ======   ======       ======

Basic earnings per common share (Note 6)     $  .56        $  .62   $ 1.77       $ 1.78
                                             ======        ======   ======       ======

Weighted average shares outstanding         662,703       683,553  664,113      683,553
Dividends per common share                   $  .15        $  .10   $  .45       $  .30
                                             ======        ======   ======      =======

   The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           (In thousands of dollars)

                 Nine Months Ended September 30, 1998 and 1997
                 ---------------------------------------------
                                  (Unaudited)

                                                                                         Net                     Total
                                                              Additional             Unrealized                  Share-
                                          Common Stock          Paid In   Retained  Gain/(Loss) on  Treasury     holders'
                                      Shares        Amount      Capital   Earnings    Securities      Stock       Equity
                                     ------------------------------------------------------------------------------------
Balance, January 1, 1997              750,000       $1,500       $2,100    $12,381       $ (77)    $  (961)      $14,943
Net income                                                                   1,217                                 1,217
Net change in unrealized gain/
  (loss) on securities                                                                     112                       112
Cash dividends declared
  ($.30 per share)                                                            (205)                                 (205)
                                      ----------------------------------------------------------------------------------
Balance September 30, 1997            750,000       $1,500       $2,100    $13,393       $  35     $  (961)      $16,067
                                      ==================================================================================

Balance, January 1, 1998              750,000       $1,500       $2,100    $13,407       $  93     $(1,005)      $16,095
Net income                                                                   1,177                                 1,177
Net change in unrealized gain
  on securities                                                                                        319           319
Purchase of 19,250 shares
  of treasury stock                                                                                   (534)         (534)
Cash dividends declared
  ($.45 per share)                                                            (299)                                 (299)
                                      ----------------------------------------------------------------------------------
Balance September 30, 1998            750,000       $1,500       $2,100    $14,285       $ 412     $(1,539)      $16,758
                                      ==================================================================================

   The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                                           Nine Months Ended
                                                             September 30,
                                                         ---------------------
                                                             1998       1997
                                                               (Unaudited)
Cash flows from operating activities:
  Net Income                                              $ 1,177   $  1,217
    Adjustments to reconcile net income to
    cash provided by operating activities:
    Provision for loan losses                                  90        144
    Depreciation and amortization                             240        229
    Amortization and accretion on securities                  131         93
    Gain on sales and calls of securities                       0        (10)
    Decrease in accrued interest receivable                    79         55
    (Increase) decrease in other assets                       (35)       210
    (Decrease) in other liabilities                          (184)      (241)
                                                          -------   --------
      Cash provided by operating activities                 1,498      1,697
                                                          -------   --------

Cash flows from investing activities:
  Proceeds from principal payments received
   on securities available for sale                            51         89
  Proceeds from principal payments received
   on securities held to maturity                               0        646
  Proceeds from maturities and calls of
   securities available for sale                            4,000      2,500
  Proceeds from maturities and calls of
   securities held to maturity                              1,045      3,362
  Purchases of securities available for sale               (7,131)   (10,960)
  Purchases of securities held to maturity                 (2,813)      (500)
  Proceeds from sale of securities available for sale         502      1,007
  Purchases of premises and equipment                        (100)      (226)
  Decrease in loans                                         1,315      2,136
                                                          -------   --------
    Cash used by investing activities                      (3,131)    (1,946)
                                                          -------   --------

Cash flows from financing activities:
  Cash dividends paid                                        (299)      (205)
  Acquisition of treasury stock                              (534)         0
  Increase (decrease) in short-term borrowing               2,128     (2,258)
  (Decrease) increase in long-term borrowing                  (48)     4,062
  Increase (decrease) in time deposits                      2,312         (5)
  Increase (decrease) in other deposits                       394        (58)
                                                          -------   --------
    Cash provided by financing activities                   3,953      1,536
                                                          -------   --------

Net increase in cash and cash equivalents                   2,320      1,287

Cash and cash equivalents at beginning of period            3,512      2,774
                                                          -------   --------

Cash and cash equivalents at end of period                $ 5,832   $  4,061
                                                          =======   ========

Supplemental disclosure of noncash investing
 and financing activities:
Cash paid during the period for:
  Interest                                                $ 3,110   $  2,998
  Income Taxes                                                663        741
Acquisition of other real estate owned and
  other repossessed assets                                $    80   $    145

  The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.
                       STATEMENTS OF COMPREHENSIVE INCOME
                           (In thousands of dollars)

                                    Three Months Ended      Nine Months Ended
                                       September 30            September 30
                                    ------------------      -----------------
                                    1998          1997      1998         1997
                                        (Unaudited)            (Unaudited)
Net income                          $372          $425     $1,177       $1,217
Other comprehensive income,
  net of tax:
Unrealized gains/(losses) on
  securities
  Gain/(loss) arising during
    the period                       270           100        319          112
  Reclassification adjustment          0             0          0            0
Other comprehensive income,
  net of tax                           0             0          0            0
                                  ------        ------     ------       ------
Comprehensive income              $  642        $  525     $1,496       $1,329
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



     The consolidated statements include the accounts of Citizens Financial Corp. and its wholly-owned subsidiary Citizens National Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens' 1997 Annual Report to Shareholders and Form 10-K.



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


RECLASSIFICATIONS
-----------------


     Certain amounts in the financial statements for 1997, as previously presented, have been reclassified to conform to current period classifications.

NOTE 2 - SECURITIES
         ----------



     The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 1998 and December 31, 1997 are summarized as follows (in thousands):

                                                     September 30, 1998
                                      ------------------------------------------------
                                       Carrying
                                         Value                              Estimated
                                      (Amortized   Unrealized  Unrealized     Fair
                                         Cost)       Gains       Losses       Value
                                      -----------  ----------  ----------  -----------
                                                        (Unaudited)
                                      ------------------------------------------------
Held to maturity:
Tax-exempt state and political
 subdivisions.......................     $ 8,372         $180         $ 0     $ 8,552
                                         -------         ----         ---     -------
 Total securities
  held to maturity..................     $ 8,372         $180         $ 0     $ 8,552
                                         =======         ====         ===     =======

                                                                           Carrying
                                                                           Value
                                                                           (Estimated
                                      Amortized    Unrealized  Unrealized  Fair
                                      Cost         Gains       Losses      Value)
                                      ----------   ----------  ----------  ----------
Available for sale:
U.S. Treasury securities............     $ 4,031         $ 56         $ 0     $ 4,087
U.S. Government agencies and
 corporations.......................       9,290          194           0       9,484
Mortgage backed securities -
 U.S. Government agencies
 and corporations...................       1,550            3           0       1,553
Corporate debt securities...........      17,280          372           0      17,652
Obligations of state and political
 subdivisions - taxable.............       1,524            8           0       1,532
Federal Reserve Bank stock..........         108            0           0         108
Federal Home Loan Bank stock........         436            0           0         436
                                         -------         ----         ---     -------
 Total securities available
  for sale..........................     $34,219         $633         $ 0     $34,852
                                         =======         ====         ===     =======


                                                   December 31, 1997*
                                      -----------------------------------------------
                                      Carrying
                                      Value                                Estimated
                                      (Amortized   Unrealized  Unrealized  Fair
                                      Cost)        Gains       Losses      Value
                                      ----------   ----------  ----------  ----------
Held to maturity:
Taxable corporate
 debt securities....................     $   999       $    2        $  0     $ 1,001

Tax-exempt state and political
 subdivisions.......................       5,599          102          12       5,689
                                         -------       ------        ----     -------
 Total securities
   held to maturity.................     $ 6,598       $  104        $ 12     $ 6,690
                                         =======       ======        ====     =======

*From audited financial statements.

                                                 December 31, 1997*
                                ----------------------------------------------------
                                                                          Carrying
                                                                           Value
                                                                         (Estimated
                                 Amortized    Unrealized    Unrealized      Fair
                                    Cost         Gains         Losses      Value)
-----------------------------------------------------------------------------------
Available for sale:
U.S. Treasury securities......    $ 4,542       $ 39           $ 0        $ 4,581
U.S. Government agencies and
  corporations................     11,805         60            15         11,850
Mortgage backed securities -
  U.S. Government agencies
  and corporations............        612          0             5            607
Corporate debt securities.....     12,719         71            24         12,766
Taxable state and political
  subdivisions................      1,556         17             0          1,573
Federal Reserve Bank stock....        108          0             0            108
Federal Home Loan Bank stock..        436          0             0            436
                                  -------       ----           ---        -------
Total securities available
    for sale..................    $31,778       $187           $44        $31,921
                                  =======       ====           ===        =======

    The maturities, amortized cost and estimated fair values of the Bank's securities at September 30, 1998 are summarized as follows (in thousands):

                                     Held to maturity      Available for sale
                                   ---------------------  ---------------------
                                   Amortized  Estimated   Amortized  Estimated
                                     Cost     Fair Value    Cost     Fair Value
                                   ---------  ----------  ---------  ----------

Due within 1 year                     $  586      $  593    $ 7,557     $ 7,599
Due after 1 but within 5 years         5,225       5,349     24,617      25,200
Due after 5 but within 10 years        2,561       2,610        991         992
Due after 10 years                         0           0        509         517
Equity securities                          0           0        544         544
                                      ------      ------    -------     -------
                                      $8,372      $8,552    $34,218     $34,852
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



     The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the nine month periods ended September 30, 1998 and 1997 are as follows (in thousands):

                                         Proceeds From          Gross Realized
                                 ----------------------------  ----------------
                                        Calls and   Principal
                                 Sales  Maturities  Payments   Gains      Losses
                                 ----------------------------  -----------------
September 30, 1998:
Securities held to maturity    $    0  $  1,045    $      0    $   0   $    0
Securities available for sale     502     4,000         137        0        0
                               ------  --------    --------    -----     ----
                               $  502  $  5,045    $    137    $   0     $  0
                               ======  ========    ========    =====     ====

September 30, 1997:
Securities held to maturity    $    0  $  3,362    $    646    $   0     $  0
Securities available for sale   1,007     2,500          89       10        0
                               ------  --------    --------    -----     ----
                               $1,007  $  5,862    $    735    $  10     $  0
                               ======  ========    ========    =====     ====


     At  September 30,  1998  and  December  31,  1997  securities  carried  at
$9,009,000 and  $9,543,000,  respectively,  with   estimated   fair  values of
$9,148,000 and $9,593,000 respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

*From audited financial statements.

     At September 30, 1998, the company has a concentration within its corporate debt securities classification which include obligations of financial services industry companies having an approximate amortized cost of $9,096,000 and an estimated fair value of $9,254,000. There were no concentrations with any one issuer.


NOTE 3 - LOANS
         -----

     Total loans are summarized as follows (in thousands):

                                              September 30, 1998   December 31,1997
                                              -------------------  -----------------
                                                  (Unaudited)              *
Commercial, financial and agricultural                   $11,412            $12,927
Real estate - construction                                 1,436              1,715
Real estate - mortgage                                    59,989             56,382
Installment loans to individuals                          12,412             15,387
Credit card loans                                            894              1,018
Other                                                         10                 28
                                                         -------            -------
  Total loans                                             86,153             87,457
Net deferred loan origination (fees) costs                    (3)                77
Less unearned income                                         (38)               (40)
                                                         -------            -------
  Total loans net of unearned income and
    net deferred loan origination
    (fees) costs                                          86,112             87,494
Less allowance for loan losses                            (1,117)            (1,094)
                                                         -------            -------
  Loans, net                                             $84,995            $86,400
                                                         =======            =======


NOTE 4 - ALLOWANCE FOR LOAN LOSSES
         -------------------------

     Analyses of the allowance for loan losses are presented below (in thousands):

                                      Three Months Ended          Nine Months Ended
                                          September 30              September 30
                                        1998        1997           1998      1997
                                     ---------------------       -------------------
                                           (Unaudited)               (Unaudited)

Balance at beginning of period          $1,117      $1,030        $1,094       $ 990

Loans charged off:
  Commercial and industrial                  0           0             3           0
  Real estate - mortgage                    11           0            12           3
  Consumer and other                         8          20            53          59
  Credit card                               19          16            40          44
                                        ------      ------        ------       -----
    Total charge-offs                       38          36           108         106
                                        ------      ------        ------       -----
Recoveries:
  Commercial and industrial                  2           2             3           3
  Real estate - mortgage                     0          10            20          10
  Consumer and other                         5           2            12           8
  Credit card                                1           0             6           1
                                        ------      ------        ------      ------
    Total recoveries                         8          14            41          22
                                        ------      ------        ------      ------
Net losses                                  30          22            67          84
Provision for loan losses                   30          42            90         144
                                        ------      ------        ------      ------
Balance at end of period                $1,117      $1,050        $1,117      $1,050
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



NOTE 6 - EARNINGS PER SHARE
         ------------------


     Earnings per share is based on the weighted average number of shares outstanding during the period. For the nine month periods ended September 30, 1998 and 1997 the weighted average number of shares outstanding were 664,113 and 683,553, respectively, while 662,703 shares were outstanding during the three month period ended September 30, 1998 and 683,553 were outstanding for the three months ended September 30, 1997.

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


EARNINGS SUMMARY
----------------



     Net income for the first nine months of 1998 was $1,177,000 or $1.77 per share. This represents a decrease of 3.3% from the first nine months of 1997 when net income was $1,217,000, or $1.78 per share. These earnings levels represent annualized returns on average assets of 1.19% in 1998 and 1.26% in 1997. Returns on average equity of 9.79% and 10.54%, respectively, reflect an increase in the Company's capital base during 1998 as well as the decrease in earnings.



     Third quarter net income decreased from $425,000 in 1997 to $372,000 in the current year. The factors influencing both the year-to-date and quarterly results are addressed in the following sections of this report.


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



     The declining interest rate environment which has prevailed during 1998, and particularly during the third quarter of the year, has resulted in lower levels of net interest income. For the third quarter of 1998, net interest income fell by $53,000 to $1,558,000. This reflects an increase in interest expense of $21,000 due to an increase in the average volume of interest bearing liabilities of $2.5 million to $102,938,000. Although these funds were utilized to increase the earning asset base by a similar amount, total interest income for the quarter decreased by $32,000 to $2,603,000. This reflects a continuing shift in earning assets resulting from lower loan demand as well as reduced yields on both loans and investment securities. The yield on total earning assets for the third quarter fell from 8.45% in 1997 to 8.24% in 1998. On a tax equivalent basis net interest income of $1,609,000 produced a net interest margin of 5.00%, considerably below the third quarter 1997 figure of 5.22% but still well above that of most peer group banks.



     On a year-to-date basis net interest income decreased $77,000, or 1.6%, to $4,634,000. Interest expense increased by $113,000 due mainly to an increase in interest bearing liabilities of approximately $3.3 million to $102,144,000. The resultant $3.0 million increase in earning assets, however, produced only $36,000 in increased interest income as once again lower loan demand and reduced yields suppressed income. For the nine month period loans comprised only 67% of total earning assets compared to 71% during the first nine months of 1997. The yield on earning assets, meanwhile, has fallen 13 basis points to 8.25%. These conditions combined to produce a tax equivalent net interest margin of 5.01% for the nine month period ended September 30, 1998 compared to 5.19% for the same period of 1997.

     With economic and interest rate uncertainty likely to continue, management is carefully examining those factors which will impact future net interest margin. Suitable loan growth and changes in a previously stable deposit pricing structure are among the areas being explored. Further discussion of the Company's funding base, as well as its' loan and investment portfolios, may be found elsewhere in this report.


NONINTEREST INCOME
------------------

     Noninterest income includes all income which is not included in interest and fee income relating to earning assets. Noninterest income for the third quarter of 1998 totaled $137,000 which closely paralleled the $139,000 earned during the third quarter of 1997. Included in the 1997 data, however, were security gains of $10,000. No such gains have been recognized in 1998.


     The year to date total noninterest income of $432,000 is $10,000, greater than the September 30, 1997 total. Also included in the 1997 total was a one time item of $60,000 as explained in prior reports. Absent this, and the security gains, the total increase in noninterest income would have been $80,000 or nearly 23%.


     This sizable increase may be traced to three particular items. Most notably is a $46,000 increase in trust department income. Trust income is reported on the cash basis of accounting in keeping with industry practice, a practice which does not materially impact net income. The change in reported trust income is partially due to the timing of such cash basis income as approximately $30,000 of income was recorded in September, 1998 compared to $2,000 in September of 1997. Subsequently, October of 1997 saw an additional $22,000 of recorded trust income. While the scope and nature of trust operations have not changed significantly trust income is expected to approximate $140,000 for the year compared to $116,000 in 1997 due primarily to the settlement of several estates.


     The other two items of note both impacted the category of service fees. Overdraft fees have increased by $20,000 due to an increase in the number of overdrafts as no changes in fee structure or policy have occurred. ATM fees, meanwhile, have increased by $9,000 partially due to the imposition of user fees applied to noncustomers.


NONINTEREST EXPENSE
-------------------

     Noninterest expense includes all items of expense other than interest expense, the provision for loan losses and income taxes. Total noninterest expense for the third quarter of 1998 was $1,092,000, 5.2% higher than the $1,038,000 recognized during the third quarter of 1997.


     Salaries and employee benefits contributed $37,000 to this increase as salaries and the related payroll tax expense increased by $26,000 and an adjustment to the actuarially determined pension expense added $7,000 to the total. The other major change in noninterest expense during the quarter was in the category of other noninterest expense, up $31,000 to $286,000. Approximately one half of this increase is due to the third quarter, 1997 reversal of accrued expense resulting from the successful defense of a legal issue. Other contributors included franchise tax expense, costs pertaining to the purchase of various software products and fees related to the Bank's credit card program.


     Net occupancy expense decreased by $29,000 primarily as a result of lower depreciation expense as a major building addition, which was completed in 1983, became fully depreciated.


     On a year-to-date basis noninterest expense is up 4.0% to $3,205,000. Approximately one half of the total increase of $124,000 may be traced to a $68,000 increase in salaries and benefits. This is due to the same items noted in the quarterly discussion. And while net occupancy expense has decreased $29,000 due to the fully depreciated status of the additions to the main banking offices, equipment expense has increased $37,000 mostly due to an increase in depreciation on several types of equipment purchased after September 30, 1997 including new teller machines, personal computers and copiers. The total of these and other purchases approximates $243,000. Along with these purchases, certain maintenance costs have also risen.



     Data processing costs have risen $31,000 compared to the first nine months of 1997. This reflects higher fees from the Bank's primary external processor, increased trust processing fees following the installation of a new processing system, higher credit card processing fees and slightly higher fees for the processing of ATM transactions.



     The category of other noninterest expense has increased $27,000 compared to the first three quarters of 1997. The majority of this is due to the reversal of legal expenses as noted earlier. Absent this item, the increase would have been just $12,000 again reflecting the cost of purchasing software products, franchise tax and some credit card expenses in addition to a $9,000 increase in professional fees.


YEAR 2000
---------


     Because the Bank is heavily dependent on computers to conduct its business operations it recognizes and seeks to responsibly address the Year 2000 issue.
A Year 2000 Task Team has been assembled to study, test and remedy Year 2000 issues. This team includes members of senior management and reports regularly to the Board of Directors. The team has inventoried all computer related or dependent hardware and software, identified those which are mission critical, and assessed the Year 2000 compliance of each component. Testing of all mission critical items, all of which involve third party processors, has been scheduled for the fourth quarter of 1998. Backup systems for noncritical functions have also been identified and are also subject to testing. The Bank has also developed a contingency plan which is to be implemented in the event of a Year 2000 failure. In addition, the Bank has contacted those customers, who, if unable to cope with the Year 2000 issue, may negatively impact the Bank, to attempt to determine their degree of readiness.



     The Bank has estimated that it will incur capital expenditures approximating $100,000 during its Year 2000 efforts and that noncapital expenditures may approximate $41,000 or more. To date, capital expenditures of $38,000 and noncapital expenditures of $12,000 have been incurred.


INCOME TAXES
------------



     The Company's provision for income taxes during the third quarter of 1998 was $201,000 compared to $245,000 in the same quarter of 1997. Included in these figures are both federal and state income taxes. For the year-to-date period total income tax is $594,000, or 33.5% of pretax income. This compares with $691,000, 36.2%, in 1997. The Company has not been subject to the federal alternative minimum tax during any of the periods presented in the accompanying financial statements.


FINANCIAL CONDITION
-------------------


     Total assets at September 30, 1998 of $137,568,000 are $5,436,000 more than the December 31, 1997 total of $132,132,000. This growth of just over 4.1% reflects increases in both interest bearing and noninterest bearing deposits, borrowings and equity. A discussion of the Bank's major balance sheet categories follows.

LOAN PORTFOLIO
--------------


     The loan portfolios, which represents Citizens' largest earning asset, decreased by $1,304,000, or approximately 1.5%, during the first nine months of 1998 to $86,153,000. Included in this decrease is the payoff of one commercial loan which had a balance of approximately $1.6 million.



     Throughout 1998 emphasis has been placed on developing better commercial loan relationships. Despite the loan payoff noted earlier, management believes the effort will be successful and recognizes that a considerable amount of time and resources will be required. Excluding the payoff of $1.6 million, the commercial loan portfolio has remained nearly steady in the first three quarters of 1998. Some loans to commercial enterprises may be secured by real property. As such they are considered to be mortgage loans secured by nonfarm, nonresidential property; these loans have increased by $3.2 million in the first nine months of 1998.



     Management has de-emphasized the installment loan portfolio throughout 1997 and 1998 and repayments now exceed new loan originations. During the first nine months of 1998 the installment loan portfolio has fallen nearly $3.0 million, or 19.3%. This rate of decrease is greater than management had anticipated partly due to the incentives recently offered by various auto manufactures on the purchase of new cars. These incentives have made it difficult for the Bank to compete for new cars and have encouraged consumers who would typically purchase used cars to look toward new car purchases. Thus, both new and used car lending have been negatively impacted. Through September 30, 1998, the number of auto loans made by the Bank is 40% below those made in the first three quarters of 1997. This further supports the current efforts to improve commercial loan relationships.



     Mortgage lending continues to be the Bank's largest loan portfolio. Total mortgage loans of $59,989,000 at September 30, 1998 represent 69% of all loans and is up approximately $3.6 million since year end 1997. Most of this growth came in the nonfarm, nonresidential portfolio as noted earlier.



     Throughout 1998 the interest rate environment has been favorable for persons wishing to acquire, build or refinance a home. Because the Bank did not offer fixed rate mortgage loans until the third quarter of 1998, however, the portfolio of 1-4 family residential mortgage loans has grown by just $112,000 in 1998 to $39,706,000. Even with the fixed rate programs now in place, however, outstandings are not expected to increase as nearly all such loans are designed for the secondary market rather than for the Bank's own loan portfolio. As such, this loan program will primarily provide a source of fee income.



     The Bank's remaining portfolios, including construction and credit card loans, are relatively small and do not have a major impact on the Company's overall financial position.



     Company policy requires those loans which are past due 90 days or more be placed on nonaccrual status unless they are both well secured and in the process of collection. At September 30, 1998 the level of nonaccrual loans remained quite low. The following table illustrates this by providing a summary of past due and nonperforming assets.

               Summary of Past Due Loans and Nonperforming Assets
               --------------------------------------------------
                                 (in thousands)

                                         September 30       December 31
                                   -----------------------  -----------
                                      1998          1997        1997
                                          (Unaudited)             *
Loans past due 90 or more days
  still accruing interest             $   8         $  48       $   9
                                      =====         =====       =====

Nonperforming assets:
  Nonaccruing loans                   $  35         $  38       $   2
  Other Real Estate Owned                75            10           0
                                      -----         -----       -----
                                      $ 110         $  48       $   2
                                      =====         =====       =====

* From the Company's Form 10-K filing dated December 31, 1997


     Management performs a comprehensive loan evaluation quarterly in order to identify all potential problem credits, including but not limited to past due and nonaccrual loans. At September 30, 1998, this evaluation has identified one potential impaired credit. Although neither past due nor on a nonaccrual status, the creditors' inability to maintain production levels, and consequent reduction in sales, earnings and cash flow, causes management to have doubts as to the ability of the borrower to continue to comply with the terms of the loan. Management has thoroughly evaluated this loan as well as the collateral held against it, and continues to maintain close communication with the creditor. Based on this, management is of the opinion that losses resulting from this loan, if any, are adequately addressed within the allowance for loan losses. Further, management is unaware of any trends or uncertainties which it reasonably expects may materially impact future operating results or capital resources and is of the opinion that the allowance for loan losses, which totaled $1,117,000 or 1.30% of gross loans, at September 30, 1998, adequately provides for any potential loan losses which may reasonably be expected.



     To maintain the allowance for loan losses at an adequate level a provision for loan losses is made monthly as deemed necessary. Such provisions totaled $90,000 in the first three quarters of 1998 compared to $144,000 in the first three quarters of 1997. Net charge-offs during the two periods totaled $67,000 and $84,000, respectively.



SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD
-------------------------------------------


          The Bank's security portfolio consists of available for sale and held to maturity securities while no securities are maintained in a trading account. At September 30, 1998, the held to maturity portfolio totaled $8,372,000 consisting solely of tax-exempt municipal securities which are expected to be held until they mature in order to benefit from their tax advantaged status. Management is attempting to take full advantage of such tax saving opportunities when available. Since year end 1997 the tax exempt portfolio has increased in size by approximately 50%, or $2.8 million.



          Management also attempts to emphasize the available for sale portfolio due to the flexibility it allows in managing the balance sheet structure and addressing asset/liability issues. At September 30, 1998 this portfolio had an estimated fair value of $34,842,000, $633,000 in excess of the amortized cost. Such excess represents an unrealized gain and reflects the recent decreases in interest rates. This portfolio, which represents nearly 81% of the total securities portfolio, is invested primarily in U.S. Treasury and agency obligations and investment grade corporate debt instruments. At quarter-end the U.S. Treasury and agency component of the portfolio totaled $13,571,000, or 38.9%, while the corporate component totaled $17,652,000 or 50.6%. The remainder of the portfolio, $3,629,000, consists of mortgage backed securities, taxable municipal obligations, and stock which the Bank is required to hold for membership in the Federal Reserve Bank and the Federal Home Loan Bank.

          The Bank has traditionally favored investments with maturities of five years or less which have known cash flow patterns. Such instruments typically provide greater safety, less market value fluctuation and more simplified asset/liability issues. However, future investments may include increased holdings of callable and mortgage backed securities in order to improve yield. Currently, callable securities total $4.4 million while mortgage backed securities total just $1,553,000.


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


     At September 30, 1998 and December 31, 1997 the balances of federal funds sold were $3,575,000 and $200,000, respectively. The average federal funds sold balance during the first three quarters of 1998 was $1,243,000.



DEPOSITS AND OTHER FUNDING SOURCES
----------------------------------

          Like many banks, Citizens has had difficulty increasing its deposit base in recent years as customers have placed a larger portion of their funds in accounts which provide higher levels of dividend or interest income. However, both deposits and borrowings increased during the first nine months of the year, particularly during the third quarter.


          Total borrowings of $6,755,000 at September 30, 1998 exceeds the year end 1997 total by $2,080,000 and the June 30, 1998 total by $713,000. These increases reflect an increase in the use of repurchase agreements by local governmental units. These balances, however, can change daily based on the needs of the governmental entities. On average, borrowings totaled approximately $5.4 million during the third quarter of 1998.


          Although some increase in noninterest bearing deposits has been observed, the quarter end total of $14,805,000 is higher than usual. During the third quarter average noninterest bearing deposits totaled $13.4 million. Management expects future levels of these deposits may approximate $14 million or less.


          Interest bearing deposits have also experienced a recent increase. Management believes this increase is at least partially a result of the increased volatility exhibited by the equity markets in recent sessions. These deposits totaled $113,108,000 at September 30, 1998, up $2.7 million from year end 1997 and $1.9 million from June 30, 1998.


          Much of this increase may be traced to an increase in twelve month, $100,000 certificates of deposit which seem to be the most preferred vehicle for investors seeking relief from the more volatile equity markets. In total, the Bank's holdings of $100,000 certificates of deposit have increased nearly $3.8 million in 1998 to just under $11,600,000. At June 30, 1998, this total was $10.1 million. These increased funds have come primarily from existing depositors as the Bank does not actively seek to attract $100,000 certificates. It does, however, attempt to remain competitive and in do so doing monitors the rates paid for this type of certificate on a local, regional and national basis weekly.


          Among the Bank's other deposits only savings accounts have changed significantly in 1998. Excluding corporate savings accounts, which approximated $4.9 million at both September 30, 1998 and December 31, 1997, savings accounts have fallen by $1,748,000, or 7.7%, to $21,041,000 in 1998.


CAPITAL RESOURCES
-----------------

          Total shareholders' equity of $16,758,000 at September 30, 1998 is $663,000 greater than at year end 1997 and represents 12.2% of total assets. During the first nine months of 1998 net income of $1,177,000 and unrealized gains on available for sale securities of $319,000 increased the capital base. Conversely dividends of $299,000, or $.45 per share, and the purchase of 19,250 shares of treasury stock for $534,000, reduced capital. The purchase of treasury stock is conducted under the Company's stock repurchase policy and is not part of a specific repurchase program. The Company has no specific plans for those shares now held in treasury. Dividends are determined quarterly by the Board of Directors.


          The Bank continues to exceed all risk based capital requirements as shown in the following table:

                        Minimum Capital Standard Ratios
---------------------------------------------------------------------------
                                                Citizens        Regulatory
                                             Financial Corp.   Requirements
---------------------------------------------------------------------------
Total capital to risk weighted assets             18.52%           8.0%
Tier I capital to risk weighted assets            17.33%           4.0%
Tier I capital to adjusted total assets           12.20%           3.0%

     The Company is unaware of any trends or uncertainties, nor do any plans exist, which may materially impair its capital position.



LIQUIDITY AND INTEREST RATE SENSITIVITY
---------------------------------------


          The objective of the Company's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of Citizens' liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio, held to maturity securities due within one year, and short-term funds such as federal funds sold. At September 30, 1998 these sources totaled $39,013,000 or 28.4% of total assets. In addition, liquidity may be generated through loan repayments and over $52,000,000 of available borrowing arrangements with correspondent banks. Each quarter management tests its ability to satisfy the next 12 months anticipated liquidity needs. At September 30, 1998, this test indicates the Bank has ample liquidity to satisfy all anticipated demands. Further details on both the sources and uses of cash are presented in the Statements of Cash Flows contained in the financial statements.


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


          One common interest rate risk measure is the gap, or difference between rate sensitive assets and rate sensitive liabilities. This measure, however, does not consider future changes in the volume of rate sensitive assets or liabilities or the possibility that interest rates of various products may not change by the same amount or at the same time. In addition, certain assumptions must be made in constructing the gap. For example, the Company considers administered rate deposits, such as savings accounts, to be immediately rate sensitive although their rate sensitivity could differ from this assumption. The Company monitors its gap on a monthly basis. At September 30, 1998 the Company's cumulative one year gap was a negative 1.22% of total assets. This compares with a negative 9.51% at year-end 1997. This indicates the Bank is now less sensitive to changes in interest rates than it was at year end. The primary reasons for this change are the renewal of maturing 36 month certificates of deposit and the higher quarter-end total in federal funds sold.



          The Bank also conducts several rate shock tests quarterly to help manage interest rate risk. These tests forecast income under various interest rate assumptions. Although they do consider future volume changes, like the gap they do not consider the possibility that interest rates on various products may change by different amounts and at different times. As of the report date these tests indicate that interest rate shifts may impact net interest income by less than 5% per 100 basis points which is within management's guidelines.



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

                          PART II -  OTHER INFORMATION



Item 1.  Legal Proceedings :
         -----------------


          As of September 30, 1998 Citizens Financial Corp. was not involved in any material legal proceedings. The Bank is currently involved, in the normal course of business, in various legal proceedings. After consultation with legal counsel, management believes that all such litigation will be resolved without materially effecting the financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against the Company or the Bank.



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



                                            CITIZENS FINANCIAL CORP.



Date:       11/10/98                     /s/ Robert J. Schoonover
      ----------------------             --------------------------------
                                         Robert J. Schoonover
                                         President
                                         Chief Executive Officer



Date:       11/10/98                     /s/ Thomas K. Derbyshire
      ----------------------             -------------------------------
                                         Thomas K. Derbyshire
                                         Treasurer
                                         Principal Financial Officer