Form 10-K405
period 1998-12-31
CITIZENS FINANCIAL CORP/DE/
filed 1999-03-11
CIK 764156

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K
                      ----------------------------------


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 for the fiscal year ended     DECEMBER 31, 1998
                                                ------------------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No:  2-96144
                                              -------


                           CITIZENS FINANCIAL CORP.
          -----------------------------------------------------------
            (exact name of registrant as specified in its charter)

        DELAWARE                                        55-0666598
------------------------                 ---------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification Number)

213 THIRD ST.
ELKINS, WEST VIRGINIA                                      26241
---------------------                            ------------------------
(Address of Principal                                   (Zip Code)
 Executive Offices)

Registrant's Telephone Number,                        (304) 636-4095
                                                 ------------------------
          Including Area Code:

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

               Yes    X           No _______
                   -------


     The aggregate market value of Citizens Financial Corp. common stock, representing all of its voting stock that was held by nonaffiliates on February 28, 1999, was approximately $24,817,000.

     As of February 28, 1999, Citizens Financial Corp. had 750,000 shares of common stock outstanding with a par value of $2.00.

                        This report contains 80 pages.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) The Company's Form S-4, dated February 19, 1987, is incorporated by reference in Item 1 of Part I and Item 14(c) of Part IV of this report to the extent stated herein.

(2) The Company's Articles of Incorporation which was filed as an Exhibit to the Company's Form 10-K dated December 31, 1995, is incorporated by reference in
Item 14 of Part IV of this report.

(3) The Bank's Executive Supplemental Income Agreement, previously filed as an Exhibit to the Company's Form 10-K dated December 31, 1996, and amended as filed in the December 31, 1997 Form 10-K, is also incorporated by reference in Item 11 of Part IV of this report.

                           CITIZENS FINANCIAL CORP.
                                FORM 10-K INDEX

                                                                            Page
                                                                            ----
Part I    Item 1    Business.............................................      3
          Item 2    Properties...........................................      3
          Item 3    Legal Proceedings....................................      6
          Item 4    Submission of Matters to a Vote of Security Holders..      6

Part II   Item 5    Market for the Registrant's Common Stock and Related
                      Shareholders Matters...............................      7
          Item 6    Selected Financial Data..............................      9
          Item 7    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations................     15
          Item 8    Financial Statements and Supplementary Data..........     27
          Item 9    Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure................     53

Part III  Item 10   Directors and Executive Officers of the Registrant...     53
          Item 11   Executive Compensation...............................     55
          Item 12   Security Ownership of Certain Beneficial Owners and
                      Management.........................................     57
          Item 13   Certain Relationships and Related Transactions.......     58

Part IV   Item 14   Exhibits, Financial Statement Schedules and Reports
                      on Form 8-K........................................     60

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

Employees
---------

     As of December 31, 1998 Citizens Financial Corp. had no employees. Citizens National Bank employed 75 full-time equivalent employees at that date. The Bank's employees are not represented by any union or other collective bargaining agreement and the Bank believes its employee relations are good.

Business of Citizens and Citizens National Bank
-----------------------------------------------

     As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, Citizens' present business is the operation of its bank subsidiary. As of December 31, 1998 Citizens' consolidated assets approximated $136,701,000 and total shareholders' equity approximated $16,649,000.

     Citizens National Bank is a full-service commercial bank and, as such, engages in most types of business permitted by law or regulation. Among these services are the acceptance of time, demand and savings deposits including NOW accounts, regular savings accounts, money market deposit accounts, fixed-rate certificates of deposit and club accounts. In addition safe deposit box rentals, wire transfer services and 24-hour Automated Teller Machine (ATM) services through a regional network known as MPACT are provided. MPACT is a participant in the nationwide Cirrus and Plus networks.

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

     As a bank holding company Citizens is permitted to engage in certain nonbanking activities which are closely related to banking under the provisions of the Bank Holding Company Act and the Federal Reserve Boards' Regulation Y. In addition, the Bank may engage, directly or indirectly, in certain nonbanking activities as permitted by its regulatory authorities. As of December 31, 1998, neither the Bank or the Holding Company has engaged in such activities. However, beginning in January, 1999, the Bank will provide brokerage services through a contractual agreement with PrimeVest Financial Services, Inc. Products and services offered through PrimeVest includes stocks, bonds, mutual funds and annuities. These services are not bank deposits and do not carry FDIC insurance. As such, they do carry a risk of loss and are intended only for those customers who understand and accept such risk. In addition to this venture, management is also evaluating other nonbanking opportunities.

Statistical Information
-----------------------

     The disclosures required by Securities Act Guide 3 - "Statistical Disclosure by Bank Holding Companies", are included in Item 6 - Selected Financial Data, on pages 9 through 15 of this report.

Properties
----------

     The services described above are offered from offices owned by the Bank including its main offices located at 213 Third Street, Elkins, West Virginia. In addition the Bank owns a drive-in facility directly across from its main offices on Third Street and it has owned and operated a full service branch bank in Parsons, West Virginia since 1984. In 1992 an additional branch facility was opened in Beverly, West Virginia. This newest facility, which is also owned, provides drive-in and ATM service in addition to traditional deposit and teller services. Loan services, however, are not provided at the Beverly branch.

     Citizens Financial Corp. does not own or lease any property. To date it has utilized the Bank's facilities and has not occupied more than a minimal amount of space. Citizens does not compensate the Bank in any way for such usage as it is deemed to be insignificant. Management believes the existing facilities are adequate to conduct the Company's and Bank's business.

Competition
-----------

     Citizens faces a high degree of competition for all of its services from local banks. Within its market area of Randolph and Tucker counties in West Virginia there exists seven competing commercial banks operating numerous branches. As of June 30, 1998, the most recent date for which data are available, the Bank had deposits representing approximately 28.7% of total deposits of the commercial banks serving its primary market area, which is comparable to its market share at June 30, 1997.

     Nonbank competition has increased in recent years locally by the establishment of brokerage companies and the expansion of insurance operations and credit unions as well as from mutual funds located throughout the country. The Company expects its brokerage unit will help it better meet this competition.

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

     The Bank is subject to various capital requirements under federal banking regulations including the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Quantitative measures established by those regulations ensure minimum capital levels are maintained. Those measures are summarized in Note 12 to the Consolidated Financial Statements which begins on page 48 of this report. Also contained in that Note are the Bank's regulatory capital ratios at December 31, 1998. Those ratios show that the Bank satisfied the requirements necessary to be categorized as well capitalized which is the highest category established under the regulations. As a well capitalized institution Citizens is permitted to engage in a wider range of banking activities than may be permitted otherwise.

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

Item 3.  Legal Proceedings
--------------------------

     As of December 31, 1998 Citizens Financial Corp. was not involved in any material legal proceedings. The Bank is currently involved, in the normal course of business, in various legal proceedings. After consultation with legal counsel, management believes that all such litigation will be resolved without materially affecting financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against the Company or the Bank.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders of Citizens Financial Corp. during the fourth quarter of 1998.

Part II
-------

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters
-----------------------------------------------------------------------------

     Historically, the stock of Citizens Financial Corp. and, prior to its formation, the stock of Citizens National Bank, has traded only sporadically. The stock is not listed on any security exchange, however, regional brokerage firms provide an efficient and orderly market for transactions involving its shares. There are no further plans, understandings, arrangements or agreements to list the stock on any exchange at this time.

     Citizens has only one class of stock, that being common stock, and all voting rights are vested in its holders. The shareholders of Citizens are entitled to one vote for each share of common stock owned on all matters subject to a vote of shareholders. At February 28, 1998 shareholders of record numbered
476.  The Company has no plans to issue senior securities.

     At the annual meeting of shareholders on April 17, 1998, a resolution to increase the number of authorized shares of stock from 1,250,000 to 2,250,000 was approved. The authorization of these additional shares is intended to support general corporate activities although currently no plans exist for their use.

     Citizens maintains a policy under which it may purchase shares of its' own stock for treasury, subject to certain limitations, when it is deemed to be in the best interest of the Company to do so. Such shares are purchased on the open market through independent brokers. At December 31, 1997 and 1998 the number of treasury shares was 68,047 and 88,433, respectively. These shares are included in the total number of shares issued, as disclosed above, and no plans currently exist regarding their use and there are no plans regarding future purchases. No treasury shares were purchased subsequent to year-end 1998 through the date of this filing.

     The following table presents the high and low market prices for Citizens' common stock for the periods indicated.

                           High    Low
                           ----    ---
 First Quarter through
 February 28, 1999        $54.00  $45.00

 1998
 ----
 First Quarter            $33.00  $27.75
 Second Quarter           $37.50  $33.00
 Third Quarter            $38.12  $36.75
 Fourth Quarter           $54.00  $38.00

 1997
 ----
 First Quarter            $26.00  $25.00
 Second Quarter           $27.00  $25.50
 Third Quarter            $28.00  $25.50
 Fourth Quarter           $30.00  $26.00

     The prices listed above are based upon information available to Citizens' management through those brokers which deal in the Company's stock as well as through certain Internet quotation services and are believed to accurately represent the amount at which its stock was traded during the periods indicated. Prices reflect amounts paid by purchasers of the stock and, therefore, may include commissions or fees paid to brokers. The amounts of such commissions or fees, if any, are not known to management. No attempt was made by management to ascertain the prices for every sale made during these periods. However, an attempt to determine the reason for the price increase observed during the fourth quarter was made. As discussed in the management's discussion and analysis section of this report, neither management or the board of directors can offer any reason for the price increase.

     Citizens shareholders are entitled to receive dividends when and as declared by its Board of Directors. Dividends are typically paid quarterly. Aggregate dividends were $1.00 per share in 1998 and $.90 per share in 1997. Dividends are paid out of funds legally available for the payment of dividends as set forth in the West Virginia Corporation Act.

     Payment of dividends by Citizens is dependent upon payment of dividends to it by the subsidiary bank. The ability of the Bank to pay dividends is subject to certain limitations imposed by national banking laws as outlined in Note 12 to the Consolidated Financial Statements on page 48 of this report.

Item 6.  Selected Financial Data
--------------------------------

     Selected financial data for the five years ended December 31, 1998 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this report.


Citizens Financial Corp.

-----------------------------------------------------------------------------------------------------
Selected Financial Data Five Year Summary
(in thousands of dollars, except per share data)
-----------------------------------------------------------------------------------------------------
                                           1998          1997       1996         1995        1994
-----------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Total assets..........................   $ 136,701    $ 132,132  $ 128,760     $ 126,350    $ 126,927
Securities............................      43,812       38,519     34,134        34,374       49,548
Loans, net............................      85,709       86,400     88,235        82,781       67,716
Deposits..............................     113,464      110,401    109,570       109,671      108,063
Short-term borrowings.................       4,627        3,597      2,965         1,590        2,131
Long-term borrowings..................       1,013        1,078        330           334          203
Total shareholders' equity............      16,649       16,095     14,943        13,952       12,976

SUMMARY OF OPERATIONS:
Total interest income.................   $  10,336    $  10,314  $  10,145     $   9,475    $   8,486
Total interest expense................       4,108        4,014      3,880         3,530        3,130
                                         ---------    ---------  ---------     ---------    ---------

Net interest income...................       6,228        6,300      6,265         5,945        5,356
Provision for loan losses.............         120          236        168            60           49
                                         ---------    ---------  ---------     ---------    ---------

Net interest income after
 provision for loan losses............       6,108        6,064      6,097         5,885        5,307
Noninterest income....................         555          563        546           476          418
Noninterest expense...................       4,242        4,052      4,178         3,912        4,016
                                         ---------    ---------  ---------     ---------    ---------

 Income before income taxes...........       2,421        2,575      2,465         2,449        1,709
Income taxes..........................         821          934        834           823          599
                                         ---------    ---------  ---------     ---------    ---------

Net income............................   $   1,600    $   1,641  $   1,631     $   1,626    $   1,110
                                         =========    =========  =========     =========    =========

PER SHARE DATA:

Net income:
 Basic................................       $2.41        $2.40      $2.39         $2.36        $1.60
                                             =====        =====      =====         =====        =====
 Diluted..............................       $2.41        $2.40      $2.39         $2.36        $1.60
                                             =====        =====      =====         =====        =====

Cash dividends........................       $1.00        $ .90      $ .80         $ .70          .60
                                             =====        =====      =====         =====        =====

     Additional information required under Securities Act Industry Guide 3 for Bank Holding Companies follows:

          Distribution of Assets, Liabilities & Shareholders' Equity;
                   Interest Rates and Interest Differential

                                           1998                               1997                              1996
                             --------------------------------  ---------------------------------  ---------------------------------
                              Avg Bal   Interest  Yield/Rate    Avg Bal    Interest  Yield/Rate    Avg Bal    Interest  Yield/Rate
                             --------------------------------  ---------------------------------  ---------------------------------
                                (in thousands of dollars)          (in thousands of dollars)          (in thousands of dollars)
Interest Earning Assets:
Federal funds sold           $  1,261    $    69        5.47%   $  1,336    $    74        5.54%   $  1,836    $    98        5.34%
Securities:
  Taxable                      33,545      2,061        6.14      29,686      1,859        6.26      26,675      1,792        6.04
  Tax-exempt (1)                7,474        559        7.48       5,381        426        7.92       5,245        427        8.14
Loans (net of unearned
 interest) (2)                 85,670      7,837        9.15      87,980      8,109        9.22      86,738      7,973        9.19
                             --------------------------------  ---------------------------------  ---------------------------------

 Total interest earning
  assets  (1)                 127,950     10,526        8.23     124,383     10,468        8.42     123,494     10,290        8.33

 Nonearning assets:
   Cash and due from banks      2,914                              3,131                              3,266
   Bank premises and
    equipment, net              1,530                              1,595                              1,605
   Other assets                 2,309                              1,901                              1,784
   Allowance for loan
    losses                     (1,101)                            (1,026)                            (1,055)
                             --------                           --------                           --------
 Total assets                $133,602                           $129,984                           $129,054
                             ========                           ========                           ========

 Interest Bearing
  Liabilities:
   Savings deposits          $ 26,096        756        2.90    $ 27,083        780        2.88    $ 28,171        784        2.78
   Time deposits               51,796      2,622        5.06      50,502      2,600        5.15      50,370      2,564        5.09
   NOW accounts                13,561        282        2.08      11,583        255        2.20      10,651        239        2.24
   Money market accounts        5,984        145        2.42       6,159        152        2.47       6,891        172        2.50
   Borrowings                   5,426        303        5.58       4,075        227        5.57       2,265        121        5.34
                             --------------------------------  ---------------------------------  ---------------------------------
   Total interest bearing
    liabilities               102,863      4,108        3.99      99,402      4,014        4.04      98,348      3,880        3.95

 Noninterest bearing
  liabilities:
   Demand deposits             13,424                             13,922                             15,180
   Other liabilities            1,029                              1,006                              1,003
   Shareholders' equity        16,286                             15,654                             14,523
                             --------                           --------                           --------
 Total liabilities and
   shareholder's equity      $133,602                           $129,984                           $129,054
                             ========                           ========                           ========

 Net interest income (1)                 $ 6,418                           $  6,454                           $  6,410
                                         =======                           ========                           ========

 Net interest income to average earning
  assets  (1)                                           5.02%                              5.19%                              5.19%
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

                                               1998 Compared to 1997                1997 Compared to 1996
                                            Increase  (Decrease) Due to          Increase  (Decrease) Due to
                                            ---------------------------          ---------------------------
                                                               (in thousands of dollars)
                                            Volume      Rate      Total          Volume      Rate      Total
                                            ---------------------------          ---------------------------
 Interest earned on:
   Federal funds sold                       $  (4)     $  (1)     $  (5)         $ (28)     $   4      $ (24)
   Taxable securities                         235        (33)       202             -          67         67
   Tax-exempt securities                      157        (23)       134             11        (12)        (1)
   Loans                                     (211)       (62)      (273)           112         24        136
                                            ----------------------------         ---------------------------
 Total interest earned                        177       (119)        58             95         83        178
                                            ----------------------------         ----------------------------

 Interest expense on:
   Savings deposits                           (29)         5        (24)           (31)        27         (4)
   Time deposits                               67        (45)        22              7         29         36
   NOW accounts                                42        (14)        28             20         (4)        16
   Money market accounts                       (4)        (3)        (7)           (18)        (2)       (20)
   Other borrowing                             75         (1)        74            100          6        106
                                            ----------------------------         ----------------------------
 Total interest expense                       151        (58)        93             78         56        134
                                            ----------------------------         ----------------------------
 Net interest income                        $  26     $  (61)    $  (35)         $  17      $  27      $  44
                                            ============================         ============================

                             Securities Portfolio

 Presentation of the amortized cost of securities as of December 31, 1998 and 1997 may be found in Note 3 to the Consolidated Financial Statements which begins on page 35 of this report.

 The following table sets forth the maturities of securities as of December 31, 1998 and the weighted average yields of such securities (calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security).


                               Within One         After One but        After Five but       After Ten          Total
                                  Year          Within Five Years     Within Ten Years        Years
                             ----------------------------------------------------------------------------------------------
                             Amount   Yield     Amount      Yield     Amount     Yield   Amount   Yield     Amount   Yield
                             ----------------------------------------------------------------------------------------------
                                                             (in thousands of dollars)
 U.S. Treasury and other
   U.S. government
   agencies and
   corporations              $5,027    5.96%    $ 8,814      5.91%    $2,319     5.90%   $  -        -  %   $16,160  5.92%
 State and political
   subdivisions (1)             587    8.61       6,096      7.56      1,689     7.05       -        -        8,372  7.53
 Other securities             2,483    5.96      14,767      6.24        -        -       1,588     7.32     18,838  6.29
                             ------   -----     -------    ------     ------    -----    ------   ------    -------  -----

   Total                     $8,097    6.15%    $29,677      6.41%    $4,008     6.38%   $1,588     7.32%   $43,370  6.39%
                             ======             =======               ======             ======             =======

 The portfolio contains no securities of any single issuer in which the aggregate amortized cost of such securities exceeds ten percent of shareholders' equity.

 (1) Tax-equivalent adjustments, using a rate of 34%, have been made in calculating yields on obligations of state and political subdivisions.

Loan Portfolio
--------------

Types of Loans
--------------

     The distribution of loans by major category as of December 31, 1998 and 1997 may be found in Note 4 to the Consolidated Financial Statements which begins on page 38 of this report. All loans in the portfolio are domestic in nature.

Loan Maturities and Interest Rate Sensitivity
---------------------------------------------

     Note 4 to the Consolidated Financial Statements also provides data concerning the contractual maturities of loans, including commercial, financial and agricultural loans as well as real estate construction loans, as of December 31, 1998. Also provided are the amounts due after one year classified as fixed rate and variable rate loans.

Risk Elements
-------------

Nonperforming Loans
-------------------

     Nonperforming loans consist of loans in nonaccrual status, loans which are past due 90 days or more and still accruing interest and restructured loans. The following table sets forth the amounts of such loans as of the dates indicated:

                                          December 31
                                   -------------------------
                                    1998               1997
                                   -------------------------
                                   (in thousands of dollars)
 Nonaccrual loans                    $  53             $  2
 Loans past due 90 days or more
   still accruing interest              21                9
 Restructured loans                     -                -
                                     -----             -----
   Total                             $  74             $ 11
                                     =====             =====

     Loans are generally placed on nonaccrual status when they are past due 90 days as to principal or interest unless they are both well secured and in the process of collection. The following table provides a summary of information pertaining to nonaccrual loans as of December 31, 1998:


                                             (in thousands)
 Total nonaccrual loans                            $53
 Interest income which would have been
   recorded under original terms                     5
 Interest income recorded during the year            3

Potential Problem Loans
-----------------------

     As of December 31, 1998, the Company identified two loans which it classified as impaired due to doubts about the borrowers ability to repay as called for in the loan documents. These loans are further discussed in Note 5 to the Consolidated Financial Statements found on page 39 of this report.

Loan Concentrations
-------------------

     Information concerning loan concentrations is provided in Note 4 to the Consolidated Financial Statements which begins on page 38 of this report.

Summary of Loan Loss Experience
-------------------------------

     Note 5 to the Consolidated Financial Statements, which begins on page 39 of this report, presents an analysis of the allowance for loan losses for the years ended December 31, 1998, 1997 and 1996.

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

     The ratio of net losses to average loans outstanding was .12% in 1998, .15% in 1997 and .25% in 1996.

     The following table shows an allocation of the allowance for loan losses for the two years ended December 31, 1998 and 1997.


                                                December 31
                               ----------------------------------------------
                                       1998                       1997
                               ----------------------------------------------
                                        Percent of               Percent of
                                       Loans in Each           Loans in Each
                                        Category to             Category to
                               Amount   Total Loans    Amount   Total Loans
                               ----------------------------------------------
                                         (in thousands of dollars)
 Commercial, financial and
   agricultural                $  732       15%        $  273         15%
 Real estate - construction         1        2              7          2
 Real estate - mortgage            24       68            246         64
 Installment and other            100       15            137         19
 Unallocated                      253      N/A            431        N/A
                               ------      -----       ------       -----
   Total                       $1,110      100%        $1,094        100%
                               ======      =====       ======       =====

Deposits
--------

     The average daily amount of deposits and the rates paid on those deposits for the years ended December 31, 1998, 1997 and 1996 were previously presented in the Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential. That table may be found on page 10 of this report.

     A table summarizing the maturities of time certificates of deposit, including individual retirement accounts, of $100,000 or more as of December 31, 1998 may be found in Note 7 to the Consolidated Financial Statements which begins on page 40 of this report. There were no other time deposits of $100,000 or more at that date.

Return on Equity and Assets
---------------------------

  The following table shows consolidated operating and capital ratios for the periods indicated.


                                                  Year Ended December 31
                                                 -------------------------
                                                   1998    1997    1996
                                                 ------------------------
 Return on average assets                          1.20%   1.27%   1.26%
 Return on average equity                          9.86   10.51   11.23
 Dividend payout ratio                            41.49   37.50   33.47
 Average equity to assets ratio                   12.19   12.04   11.25


Short-term Borrowing
--------------------

     Information concerning the Company's short-term borrowing is presented in
Note 10 to the Consolidated Financial Statements which begins on page 46 of this report.


Item 7.  Management's  Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
         Results of Operations
         ---------------------

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

Earnings Summary
----------------

     Net income for the year 1998 of $1,600,000 was approximately 2.5% less than 1997's total of $1,641,000 and 1.9% less than 1996's total of $1,631,000. This stability in income provided earnings per share of $2.41 in 1998, $2.40 in 1997 and $2.39 in 1996. The return on average assets during those three years was 1.20%, 1,27% and 1.26%, respectively. Return on average equity decreased during the period from 11.23% in 1996 to 10.51% in 1997 and 9.86% in 1998 due to increasing capital levels resulting from the retention of earnings. The significant factors influencing the Company's results of operations are addressed in the following sections of this report.

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

     Net interest income of $6,228,000 in 1998 was approximately 1.1% less than the 1997 total of $6,299,000. On a tax-equivalent basis, the decrease was only
 .5% to $6,418,000.

     Throughout 1998 the Company's earning assets, which averaged $127,950,000, were typical of the broader investment landscape as they generated somewhat lower yields. A shift in the mix of earning assets from loans to investment securities also caused yield to decrease. In total, the yield on earning assets during the year of 8.23% was 19 basis points lower than in 1997. This drop in yield had the effect of reducing tax-equivalent interest income by approximately $119,000. This was more than offset, however, by the growth in the Company's earning asset base. At $127,950,000 the earning asset base exceeded the 1997 average by $3,567,000 and had the effect of increasing tax-equivalent interest income by $177,000. The combined effect of lower yields and higher volumes shows the Bank experienced a net increase in tax-equivalent interest income of approximately $58,000.

     In computing net interest income, however, interest income must be reduced by interest expense. Like the earning asset base, the Company's interest bearing liabilities carried a lower yield, or cost to the Bank. This lower cost resulted in a 5 basis point decrease in the overall cost of interest bearing liabilities from 4.04% to 3.99%. This decrease is less than the drop in the yield on earning assets due partly to the need to maintain competitiveness. In addition, the most significant changes in the cost of funds occurred during the fourth quarter of 1998 when, in response to three rate cuts by the Federal Reserve, the Bank reduced the rates it pays on savings, money market and interest bearing checking accounts by 50 basis points. While these rate cuts will help control costs in 1999, they also helped lower the 1998 cost of funds. Overall, the lower cost of funds reduced interest expense by nearly $58,000 in 1998.

     The increase in earning assets referred to earlier was primarily funded by a $3,462,000 increase in the level of interest bearing liabilities. This higher funding base increased the Bank's interest expense by approximately $151,000. When combined with the $58,000 benefit provided by lower rates a net increase in interest expense of $93,000 is realized. Details concerning the increase in interest bearing liabilities, as well as the increase in earning assets, are provided later in this report.

     One convenient measure of the effectiveness of the Company's asset/liability management program is the tax-equivalent net interest margin. For 1998, this measure was 5.02%. While this is lower than 1997's 5.19%, it still ranks very high in relation to similar banking organizations and management is pleased with this performance.

     In 1997 net interest income of $6,299,000 was marginally higher than the previous year's $6,265,000. On a tax-equivalent basis the increase was $44,000 to $6,454,000. This reflects an increase in tax-equivalent interest income of $178,000 again due mostly to an $889,000 increase in the level of earning assets, particularly loans. However, unlike 1998, a 9 basis point increase in the yield on earning assets also contributed to higher levels of interest income.

     Partially offsetting the 1997 improvement in interest income was a $135,000 rise in interest expense. This was the result of both higher levels of interest bearing liabilities and a higher cost of funds. On average, interest bearing liabilities increased by $1,054,000 resulting in a $78,000 increase in interest expense while a 9 basis point increase in the cost of funds added another $56,000 in interest expense.

     The combined effect of these changes produced a tax-equivalent net interest margin of 5.19%, which equaled the 1996 margin.

Noninterest Income
------------------

     Noninterest income includes all revenues not included in interest and fee income related to earning assets. For 1998, total noninterest income of $555,000 was approximately $7,000 less than in 1997. However, two items of an unusual nature were included in the 1997 total. First was the recovery of $60,000 from a loss originally recognized in 1996. Second was an unusually large $10,000 loss resulting from the sale of two securities. Absent these items, the 1997 total would have been just $513,000. At this level the 1998 increase would have been $42,000, or approximately 8.2%.

     This improvement may be traced to several items. First, trust income increased by nearly $21,000 due largely to the settlement of several large estates. An increase of more than $17,000 in service fees was also significant. This is the result of higher overdraft and ATM fees. In the case of overdrafts, no change in the fee structure was made although an increase in the number of overdrafts did occur. ATM fees were changed in 1998 with the addition of a noncustomer useage charge. After adjusting for the above mentioned recovery, other noninterest income increased by slightly more than $13,000 reflecting higher safe deposit box and credit card merchant fees.

     Of the recurring items, only insurance commission fell during 1998. These revenues are generated by the sale of credit life and health insurance to loan customers, mostly consumer loan customers. The decrease in insurance revenues follows the decrease in consumer loans originated in 1998. To date, the Company has no other insurance operations.

     As noted earlier, absent the $60,000 recovery and $10,000 security loss, 1997's noninterest income would have totaled $513,000. This would have been $33,000, or 6%, lower than in 1996. This is largely due to a $24,000 decrease in service fees following the introduction of the Bank's Select Checking product as well as lower commercial account charges. Select Checking offers customers several advantages including lower fees for minimum balances, checkbook orders and overdrafts.

     Beginning in January, 1999, the Bank will provide brokerage services to its customers through a contractual agreement with PrimeVest Financial Services, Inc. Through PrimeVest the Bank's on-site broker will offer a variety of products and services including stocks, bonds, mutual funds, annuities and financial planning. Management anticipates first year brokerage revenues to approximate $60,000 - $90,000. Net contributions to income, however, are not expected to be material.

Noninterest Expenses
--------------------

     Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. For 1998, total noninterest expense of $4,242,000 was $190,000, or 4.7%, greater than in 1997.

     Salaries and employee benefits is the largest component of noninterest expense comprising approximately one-half of the total. In 1998 this item totaled $2,144,000, up nearly $94,000 or 4.6%. Salaries increased by $110,000, or 6.9%, to $1,703,000. Included in this increase is $28,000 in outplacement benefits to two former officers. Also contributing to the increase was the retention of several new employees to improve the Bank's sales efforts. Offsetting these increases were decreases in the cost of the Bank's executive supplemental income plan and group insurance. The executive supplemental income plan, which is a nonqualified plan, experienced a reduction in the number of participants generating a savings of nearly $15,000. The cost of the group insurance programs fell by nearly $14,000 as, for the second consecutive year, improved health claims experience reduced the Bank's self-funded health care costs.

     Net occupancy expense decreased by more than $46,000, or 15.8%, in 1998 primarily as a result of lower depreciation expense from a major building addition which became fully depreciated. In contrast, equipment costs increased by $41,000, or 16.5%. Much of this increase is due to higher levels of depreciation on furniture and equipment as tellers machines and an ATM purchased in late 1997 carried a full year's depreciation in 1998. The purchase of approximately $117,000 of computer equipment in 1998 further added to the year's depreciation.

     Data processing continues to be a major expense item for the Bank despite efforts to more efficiently utilize third party processors. In 1998 data processing costs totaled nearly $412,000, up almost $68,000, or 19.6%, from 1997. Included in this increase was a one-time fee for testing related to the Year 2000 issue totaling over $28,000. Another phase of testing, with an expected cost of approximately $13,000, is scheduled for the first half of 1999. Further details on the Year 2000 issue are provided later in this report.

     Absent the Year 2000 expense of $28,000, data processing costs increased $40,000, or 11.6% in 1998. This reflects higher fees from the Bank's primary external processor, increased trust processing fees following the installation of a new processing system, higher credit card processing fees and somewhat higher fees for the processing of ATM transactions. Also during 1998, the Bank began offering telebanking services which resulted in approximately $12,000 in increased processing fees.

     The category of other noninterest expense, which includes a variety of operating expenses, increased approximately $55,000, or 5.5%, to $1,053,000 in 1998. Legal and professional expense increased by more than $33,000 in 1998 due to approximately $9,000 in consulting fees related to the Year 2000 issue, $19,000 for audit services related to the Bank's trust operations, and $10,000 in connection with a review of the Company's bylaws, articles of incorporation and other matters. Other increases, all of a lesser amount, included costs to license software products, credit card merchant expenses, and director fees. A reduction in mass marketing in favor of a more targeted approach resulted in a $38,000 reduction in advertising costs while FDIC insurance costs were nearly unchanged as the Bank continues to enjoy the lowest FDIC insurance rates permissible.

     Unlike 1998, noninterest expense decreased $127,000 in 1997. Of significance was a $77,000 drop in salaries and benefits including a $46,000 decrease in the cost of the executive supplemental income plan, a $15,000 reduction in pension costs and a $17,000 drop in employee incentives. Other noninterest expense also fell by $101,000, or 9.2%. For the most part this reflects an $85,000 loss which was recorded in 1996 as a result of customer fraud. Of this amount $60,000 was recovered in 1997 and recorded as noninterest income. Among the other expense items little change was noted with the exception of data processing which increased by 4.4%, or just under $15,000.

Year 2000 Compliance
--------------------

     Historically, certain computerized systems have had two digits rather than four digits to define the applicable year, which could result in recognizing a date using 00 as the year 1900 rather than the year 2000. This could result in failures or miscalculations and is generally referred to as the Year 2000 issue.

     Because the Bank, as well as some of its suppliers, customers and service providers, is heavily dependent on computers to conduct its business operations it recognizes and seeks to responsibly address the Year 2000 issue. Failure to address Year 2000 issues could result in business disruption that could materially affect the Company's operations, liquidity or capital resources. A Year 2000 Task Team has been assembled to study, test and remedy Year 2000 issues. This team includes members of senior management and reports regularly to the Board of Directors. The team has inventoried all computer related or dependent hardware and software, identified those which are critical, and assessed the Year 2000 compliance of each component. Testing of all critical items, all of which involve third party processors, has been successfully completed. Backup systems for noncritical functions have also been identified and are also subject to testing. The Bank has also developed a contingency plan which is to be implemented in the event of a Year 2000 failure. In addition, the Bank has contacted those customers and vendors, who, if unable to cope with the Year 2000 issue, may negatively impact the Bank, to attempt to determine their degree of readiness.

     Through year-end 1998, the Bank has incurred expenditures in excess of

$132,000 in preparation for the Year 2000. Included in this amount are the consulting and testing fees noted earlier. Capital expenditures have approximated $80,000 as the replacement of certain computer hardware devices was deemed necessary. It is not expected that additional capital expenditures of a significant amount will be needed. As noted previously, additional testing with the Bank's primary third party processor is scheduled for the first half of 1999.

     While the Bank believes the tests and procedures in place should minimize the Year 200 risks and enable it to meet the needs of it's customers in the Year 2000, the Bank cannot quantify the potential impact of any unforeseen Year 2000 failures that might occur either internally or from external third parties.

Income Taxes
------------

     The Company's provision for income taxes, which totaled $821,000 in 1998, $934,000 in 1997 and $834,000 in 1996, includes both federal and state income taxes. Included in these amounts are deferred tax benefits of $22,000, $42,000 and $6,000, respectively. The effective tax rates for the years 1998, 1997 and 1996 were 33.9%, 36.2% and 33.8%, respectively. Additional information regarding the Company's income taxes is contained in Note 8 to the consolidated financial statements.

Financial Condition
-------------------

     Total assets at December 31, 1998 of $136,701,000 are $4,569,000, or 3.5%,
more than the December 31, 1997 total of $132,132,000. This growth primarily reflects an increase in the level of deposit funding. A further discussion of the Company's major balance sheet categories follows.

Loan Portfolio
--------------

     The loan portfolio remains Citizens' largest earning asset with gross loans totaling $86,876,000 at December 31, 1998.

     Throughout 1998 the Bank attempted to further develop its commercial lending base. For the year, these loans increased by approximately 3.4% to $13,366,000. This growth was suppressed by the payoff of one existing commercial loan which carried a balance of approximately $1.6 million. Despite this, management believes the effort was, and will continue to be, successful and realizes that a considerable amount of time and resources will be needed to fully develop the portfolio. However, local economic conditions do appear favorable for such development.

     Some loans to commercial enterprises may be secured by real estate and, as such, are considered to be mortgage loans secured by nonfarm, nonresidential property. This category of loans increased by $2,960,000 in 1998 to $17,952,000. Other forms of real estate lending, primarily consisting of residential mortgage lending, did not experience similar growth in 1998, however. Although residential mortgage lending is the Bank's largest loan portfolio totaling $39,014,000, it experienced a $580,000, or 1.5%, decrease during 1998. The majority of these loans are one year, adjustable rate mortgages. This is unlike some lenders who experienced significant growth in 1998 due to low interest rates and the resultant high numbers of homes being built or refinanced. The Bank began offering similar fixed rate loans during the third quarter of 1998. However, those loans are designed for the secondary market rather than for the Bank's own loan portfolio. As such, this program will primarily provide a source of fee income rather than portfolio growth.

     During 1998 management reacted to declining margins in automobile loans by reducing the volumes booked and accordingly repayments exceeded originations to the installment loan portfolio. As a result this portfolio fell by $3,788,000, or 24.6% during the year. This rate of decrease is greater than management had anticipated partly due to the incentives offered by some auto manufactures on the purchase of new cars. Not only have these incentives made it difficult for the Bank to compete for new cars loans but they have also encouraged consumers who would typically purchase used cars to look toward new car purchases. In order to counteract this, the Bank lowered its new and used car interest rates during the fourth quarter of 1998. Nonetheless, the number of autos financed dropped by 28% for the year.

     The Bank's remaining loan portfolios, including construction and credit cards, are relatively small and have not exhibited changes which are material to the overall portfolio. The credit card portfolio, which was established in 1995 carried a balance of $904,000 at year-end, down $114,000 from the previous year. Management is currently assessing its ability to maintain this portfolio.

     Additional information on the composition of the loan portfolio, including concentrations of credit risk, may be found in Note 4 to the financial statements.

     Loans are closely monitored to avoid losses. Those loans which are past due 90 days or more are placed on nonaccrual status unless they are both well secured and in the process of collection. Such loans approximated $53,000 at December 31, 1998 and $2,000 at December 31, 1997. Loans past due more than 90 days which were still accruing interest were also minor totaling $21,000 and $12,000, respectively.

     In the event collection of a loan in accordance with its terms becomes doubtful the loan is classified as impaired. These loans totaled $1,897,000 at December 31, 1998. An allowance for loan losses of $457,000 has been established for these loans. All losses which may reasonably be anticipated are accounted for in the allowance for loan losses. Management makes this determination quarterly by its analysis of overall loan quality, changes in the mix and size of the portfolio, previous loss experience, general economic conditions, information about specific borrowers and other factors. Actual net losses have decreased from $214,000 in 1996 to $132,000 in 1997 and $105,000 in 1998. The allowance for loan losses, however, has increased from $990,000 to $1,094,000 and $1,110,000 in the three years, respectively. These levels represent 1.11%, 1.25% and 1.28% of gross loans at December 31, 1996, 1997 and 1998, respectively.

     In order to keep the allowance for loan losses at an adequate level a charge to earnings known as the provision for loan losses is made. This provision totaled $120,000 in 1998, $236,000 in 1997 and $168,000 in 1996.
Having made these provisions, management believes the allowance for loan losses is adequate and is not aware of any information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital.

Securities Portfolio and Federal Funds Sold
-------------------------------------------

     The Bank's securities portfolio consists of both available for sale and held to maturity securities while no securities are maintained in a trading account. At December 31, 1998, the held to maturity portfolio totaled $8,373,000 consisting solely of tax-exempt municipal securities which are expected to be held until they mature in order to benefit from their tax advantaged status. Management is attempting to take full advantage of such tax saving opportunities when available. Since year end 1997 the tax exempt portfolio has increased in size by approximately 50%, or $2.8 million.

     Management also attempts to emphasize the available for sale portfolio due to the flexibility it allows in managing the balance sheet structure and addressing asset/liability issues. At December 31, 1998 this portfolio had an estimated fair value of $35,439,000, $441,000 in excess of the amortized cost. Such excess represents an unrealized gain and reflects the recent decreases in interest rates. This portfolio, which represents nearly 81% of the total securities portfolio, is invested primarily in U.S. Treasury and agency obligations and investment grade corporate debt instruments. At year-end the U.S. Treasury and agency component of the portfolio totaled $14,531,000, or 41.0%, while the corporate component totaled $17,504,000 or 49.4%. The remainder of the portfolio, $3,404,000, consists of mortgage backed securities, taxable municipal obligations, and stock which the Bank is required to hold for membership in the Federal Reserve Bank and the Federal Home Loan Bank.

     The Bank has typically favored investments with maturities of five years or less which have known cash flow patterns. Such instruments typically provide greater safety, less market value fluctuation and more simplified asset/liability issues. Future investments, however, may include increased holdings of callable and mortgage backed securities in order to improve yield. Currently, callable securities total $4,875,000 while mortgage backed securities total just $1,813,000 all of which were purchased in 1998. Still this attempt to improve yield will not change the Bank's traditional emphasis on U.S. Treasury and agency obligations and high quality corporate issues.

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

     At December 31, 1998 and December 31, 1997 the balances of federal funds sold were zero and $200,000, respectively. The average federal funds sold balance during 1998 was $1,261,000.

Deposits and Other Funding Sources
----------------------------------

     As noted earlier the Bank's funding base grew during 1998 with average deposits for the year of $110,861,000 compared to $109,249,000 in 1997. Total deposits at year-end of $113,464,000 are somewhat higher than typical, however, as noninterest bearing deposits of $15,341,000 are higher than the more typical levels which approximate $13.5 million.

     Interest bearing deposits, which averaged $97,437,000 in 1998, also grew to $98,122,000, an $883,000 increase over the December 31, 1997 total. Much of this growth occurred during the third and fourth quarters of 1998 apparently from persons seeking relief form the more volatile equity markets. The most popular product among such persons seems to be a twelve month, $100,000 certificate of deposit. The majority of such depositors were existing customers as the Bank does not actively seek to attract $100,000 certificates. It does, however, attempt to remain competitive and in so doing monitors the rates paid for this type of certificate on a local, regional and national basis weekly. The permanence of these funds will be known at their maturity dates. As in the past the Bank hopes to retain its competitive position for these deposits but does not intend to overprice them. In the event these funds are withdrawn the maturity ladder of the investment portfolio provides ample liquidity.

     Also contributing to the Bank's holdings of $100,000 certificates was a program designed to encourage depositors who held several certificates to combine them into one instrument. Doing so provided both the customer and the Bank the greater convenience and efficiency. This program transferred approximately $1.2 million from regular certificates of deposit to $100,000 certificates. In total, the Bank's holdings of $100,000 certificates increased by $3,441,000, or 38.5%, in 1998.

     Among the Bank's other deposits an influx from the more volatile equity market was not observed. In fact, only interest bearing checking products provided significant growth rising from $12,485,000 to $13,643,000. Excluding the certificate of deposit program noted earlier, certificates of less than $100,000 fell by approximately $586,000, savings accounts decreased 4.1% to $26,661,000 and money market deposits decreased $788,000 to $5,379,000. The rates paid on savings and money market deposits, which had not changed in several years, were lowered in October, 1998. This action did not contribute in a material way to the decrease in balances. Instead, it appears the ever-increasing competitive nature of the financial services market continues to erode the Bank's market share. The newly formed brokerage unit will help the Bank better compete in this environment by providing additional ways to meet customer needs. While this could initially have some negative impact on deposit balances, management is confident that over time this unit will not only prevent the loss of customers to competitors, but will actually increase the deposit base.

     In addition to deposits, the Bank generates funding by the use of borrowings. Short-term borrowings increased by more than $1,029,000, or 28.6%, as the Bank's two customers with whom it has entered into repurchase agreements maintained higher balances. No additional long-term borrowings were acquired during the year and the outstanding balance decreased by approximately $66,000 due to scheduled repayments.

Capital Resources
-----------------

     The Company continues to maintain a strong capital base. Total capital at year-end 1998 of $16,649,000 approximates 12.2% of assets. This is relatively unchanged from 1997 when capital of $16,095,000 was also 12.2% of assets. The net increase in capital during the year reflects both earnings and the increase in unrealized gains on available for sale securities. Conversely, dividends, which increased for the seventh consecutive year to $1.00 per share, and the purchase of treasury stock, reduced capital. Purchases of treasury stock are conducted on the open market under the Company's stock repurchase policy. During 1998 20,386 shares of treasury stock were purchased bringing the total number of treasury shares to 88,433. In addition to the purchase of treasury stock the Company increased its number of authorized shares of common stock in 1998 from 1,250,000 to 2,250,000 for general corporate purposes. Currently, no specific plans exist either for the treasury stock or the additional authorized shares.

     During 1998 the company expended $117,000 for capital expenditures relating to premises and equipment. This was down $141,000 from the $258,000 spent in 1997. 1997 expenditures were down $238,000 from the $496,000 spent in 1996. During 1996 and 1997 the company conducted a major renovation of it's facilities which resulted in higher than normal capital expenditures for both years. 1997 was also slightly higher than normal due to capital acquisitions relating to Year 2000 compliance additions, as discussed further in that section of the management's discussion and analysis.

     The Federal Reserve's risk-based capital guidelines provide for the relative weighting of both on-balance-sheet and off-balance-sheet items based on their degree of risk. The Company continues to exceed all regulatory capital requirements as shown in Note 12 to the financial statements and is unaware of any trends or uncertainties, nor do any plans exist, which may materially impair or alter its capital position.

     Although volumes are light, the Company's shares are traded over the counter. During the first three quarters of 1998 the price of the stock increased steadily from $27.75 to $38.12 representing a 37% improvement. During the last quarter of the year, specifically in December, three trades pushed the price to $54 per share. These trades did not constitute a large volume and neither management nor the board of directors can offer any reason for the increase in price these particular trades commanded. Subsequent to year-end, no trading activity occurred during the month of January, 1999.

Liquidity and Interest Rate Sensitivity
---------------------------------------

     The objective of the Company's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of Citizens' liquidity comes from the stability of its core deposits. Liquidity is also available through unpledged available for sale securities, unpledged held to maturity securities due within one year, and short-term funds such as federal funds sold. At December 31, 1998 these sources totaled $24,514,000, or 17.9% of total assets. In addition, liquidity may be generated through loan repayments and over $52,000,000 of available borrowing arrangements with correspondent banks. Each quarter management tests the banks ability to satisfy it's anticipated liquidity needs over the next twelve months including in such analysis the dividend requirements and limitations as well as the other operational funding needs. Details on both the sources and uses of cash are presented in the Statements of Cash Flows contained in the financial statements.

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

     One common interest rate risk measure is the gap, or the difference between rate sensitive assets and rate sensitive liabilities. A positive gap occurs when rate sensitive assets exceed rate sensitive liabilities. This tends to be beneficial in rising interest rate environments. A negative gap refers to the opposite situation and tends to be beneficial in declining interest rate environments. However, the gap does not consider future changes in the volume of rate sensitive assets or liabilities or the possibility that interest rates of various products may not change by the same amount or at the same time. In addition, certain assumptions must be made in constructing the gap. For example, the Company considers administered rate deposits, such as savings accounts, to be immediately rate sensitive although their rate sensitivity could differ from this assumption. The Company monitors its gap on a monthly basis and the following table represents the gap analysis at December 31, 1998.

-------------------------------------------------------------------------------------------------------------
GAP ANALYSIS
December 31, 1998
                                                                                        One to      Over
(in thousands of dollars)                         0-90         91-180       181-365     Five        Five
                                                  Days         Days         Days        Years       Years
-------------------------------------------------------------------------------------------------------------
Interest sensitive assets
Federal funds sold...........................     $       -    $       -    $       -   $       -   $       -
Securities...................................         2,002        2,394        3,761      30,061       5,594
Loans, net of unearned
  interest...................................        18,547       15,966       32,018      18,186       2,101
                                                  ---------    ---------    ---------   ---------   ---------
     Total interest
      sensitive assets.......................        20,549       18,360       35,779      48,247       7,695

Interest sensitive
  liabilities
Deposits.....................................        56,649        7,276       11,481      22,716           -
Other borrowings.............................         4,644           17           36         647         296
                                                  ---------    ---------    ---------   ---------   ---------
     Total interest
       sensitive
       liabilities...........................        61,293        7,293       11,517      23,363         296
                                                  ---------    ---------    ---------   ---------   ---------

GAP..........................................     $ (40,744)   $  11,067    $  24,262   $  24,884   $   7,399
                                                  =========    =========    =========   =========   =========
Cumulative GAP...............................     $ (40,744)   $ (29,677)   $  (5,415)  $  19,469   $  26,868
                                                  =========    =========    =========   =========   =========

GAP to sensitive
 assets ratio................................        (31.19)%       8.47%       18.57%      19.05%       5.66%
Cumulative GAP to
  sensitive assets ratio.....................        (31.19)%     (22.72)%      (4.15)%     14.90%      20.57%

     As the table shows the Company's cumulative one year gap is a negative 4.15% of sensitive assets. Thus, the Bank is considered to be negatively gapped which traditional theory tells us is beneficial in falling interest rate environments.

     The large negative gap in the 0-90 day category is due to the placement of administered rate deposits, as mentioned earlier, in this timeframe. Interest rates on these deposits are determined by management and can be changed at any time. Management's ability to manage these rates in a beneficial manner has a significant impact on net interest income.

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

     As a financial intermediary, the Company holds a high percentage of interest rate sensitive assets and liabilities. Consequently, the estimated fair value of a significant portion of the Company's assets and liabilities change more frequently than those of nonbanking entities. The Company's policies attempt to structure its mix of financial instruments and manage its interest rate sensitivity in order to minimize the potential adverse effects of market forces on its net interest income, earnings and capital. A comparison of the carrying value of the Company's financial instruments to their estimated fair value as of December 31, 1998 is disclosed in Note 13 to the accompanying consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     Financial statements required by this item are presented below. The Company does not meet the requirements for disclosure of supplementary quarterly financial data.

                           CITIZENS FINANCIAL CORP.
                                AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997

ASSETS                                                         1998           1997
                                                           ------------   ------------
Cash and due from banks                                    $  3,498,972   $  3,312,512
Federal funds sold                                                    -        200,000
Securities available for sale                                35,439,225     31,920,905
Securities held to maturity (estimated fair value
 $8,533,757 and $6,689,709, respectively)                     8,372,564      6,597,801
Loans, less allowance for loan losses of $1,109,595 and
 $1,094,185, respectively                                    85,708,661     86,399,618
Bank premises and equipment, net                              1,455,385      1,588,298
Accrued interest receivable                                   1,261,593      1,197,098
Other assets                                                    964,364        915,967
                                                           ------------   ------------

   TOTAL ASSETS                                            $136,700,764   $132,132,199
                                                           ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
 Noninterest bearing                                       $ 15,341,441   $ 13,162,642
 Interest bearing                                            98,122,204     97,238,825
                                                           ------------   ------------
   Total deposits                                           113,463,645    110,401,467
Short-term borrowings                                         4,626,689      3,597,354
Long-term borrowings                                          1,012,741      1,078,290
Other liabilities                                               948,373        960,180
                                                           ------------   ------------

   TOTAL LIABILITIES                                        120,051,448    116,037,291
                                                           ------------   ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $2.00 par value, authorized 2,250,000 and
 1,250,000 shares, respectively, issued 750,000 shares        1,500,000      1,500,000
Additional paid-in capital                                    2,100,000      2,100,000
Retained earnings                                            14,345,301     13,406,973
Accumulated other comprehensive income                          286,909         92,890
Treasury stock at cost, 88,433 and
 68,047 shares, respectively                                 (1,582,894)    (1,004,955)
                                                           ------------   ------------

   TOTAL SHAREHOLDERS' EQUITY                                16,649,316     16,094,908
                                                           ------------   ------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $136,700,764   $132,132,199
                                                           ============   ============

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CITIZENS FINANCIAL CORP.
                                AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                            1998         1997         1996
                                                        -----------  -----------   -----------
INTEREST INCOME
 Interest and fees on loans                             $ 7,836,571  $ 8,099,914   $ 7,973,313
 Interest and dividends on securities:
   Taxable                                                2,061,442    1,859,467     1,791,607
   Tax-exempt                                               369,216      280,086       281,763
 Interest on federal funds sold                              69,008       74,403        98,206
                                                        -----------  -----------   -----------
   TOTAL INTEREST INCOME                                 10,336,237   10,313,870    10,144,889
                                                        -----------  -----------   -----------

INTEREST EXPENSE
 Interest on deposits                                     3,805,054    3,786,061     3,758,677
 Interest on short-term borrowings                          242,813      171,938       110,191
 Interest on long-term borrowings                            59,967       56,375        10,761
                                                        -----------  -----------   -----------
   TOTAL INTEREST EXPENSE                                 4,107,834    4,014,374     3,879,629
                                                        -----------  -----------   -----------

   NET INTEREST INCOME                                    6,228,403    6,299,496     6,265,260
 Provision for loan losses                                  120,000      236,000       168,000
                                                        -----------  -----------   -----------
   NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                                     6,108,403    6,063,496     6,097,260
                                                        -----------  -----------   -----------

NONINTEREST INCOME
 Trust income                                               136,995      116,134       103,021
 Service fees                                               264,447      247,144       271,305
 Insurance commissions                                       20,641       30,009        33,873
 Securities gains (losses)                                      900       (9,922)          -
 Other                                                      132,344      179,264       138,114
                                                        -----------  -----------   -----------
   TOTAL NONINTEREST INCOME                                 555,327      562,629       546,313
                                                        -----------  -----------   -----------

NONINTEREST EXPENSE
 Salaries and employee benefits                           2,144,275    2,050,297     2,127,154
 Net occupancy expense                                      247,279      293,769       289,722
 Equipment rentals, depreciation and maintenance            290,224      249,197       245,642
 Data processing                                            411,782      344,179       329,589
 Advertising                                                 82,637      102,679        84,770
 FDIC insurance                                              13,086       13,783         2,000
 Other                                                    1,052,757      997,878     1,099,485
                                                        -----------  -----------   -----------
   TOTAL NONINTEREST EXPENSE                              4,242,040    4,051,782     4,178,362
                                                        -----------  -----------   -----------

INCOME BEFORE INCOME TAXES                                2,421,690    2,574,343     2,465,211

 Income tax expense                                         821,284      933,602       833,934
                                                        -----------  -----------   -----------

   NET INCOME                                           $ 1,600,406  $ 1,640,741   $ 1,631,277
                                                        ===========  ===========   ===========

BASIC EARNINGS PER COMMON SHARE                         $      2.41  $      2.40   $      2.39
                                                        ===========  ===========   ===========

AVERAGE COMMON SHARES OUTSTANDING                           663,487      683,544       683,676
                                                        ===========  ===========   ===========


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CITIZENS FINANCIAL CORP.
                                AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 1998, 1997, 1996

                                                      1998          1997         1996
                                                    ----------   ----------   ----------
NET INCOME                                          $1,600,406   $1,640,741   $1,631,277
                                                    ----------   ----------   ----------

Other comprehensive income, net of tax:
 Unrealized gains/(losses) arising during period       194,084      171,001      (86,754)
 Less:  Reclassification adjustment for gains
      included in net income                               (65)      (1,184)           -
                                                    ----------   ----------   ----------
 Other comprehensive income, net of tax                194,019      169,817      (86,754)
                                                    ----------   ----------   ----------

COMPREHENSIVE INCOME                                $1,794,425   $1,810,558   $1,544,523
                                                    ==========   ==========   ==========


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CITIZENS FINANCIAL CORP.
                                AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                           ACCUMULATED
                                                                                              OTHER                     TOTAL
                                                                 ADDITIONAL                  COMPRE-                    SHARE-
                                               COMMON STOCK       PAID-IN      RETAINED      HENSIVE      TREASURY      HOLDERS'
                                            -------------------
                                             SHARES    AMOUNT     CAPITAL      EARNINGS      INCOME         STOCK        EQUITY
                                            -------- ----------  ----------  -----------   -----------   -----------   -----------
BALANCE, DECEMBER 31, 1995                  750,000  $1,500,000  $2,100,000  $11,297,042      $  9,827   $  (955,363)  $13,951,506

 Net income                                       -           -           -    1,631,277             -             -     1,631,277

 Cost of 235 shares acquired
  as treasury stock                               -           -           -            -             -        (5,992)       (5,992)

 Cash dividends declared
  ($.80 per share)                                -           -           -     (546,889)            -             -      (546,889)

 Net change in unrealized
  gain (loss) on available
  for sale securities                             -           -           -            -       (86,754)            -       (86,754)
                                            -------  ----------  ----------  -----------   -----------   -----------   -----------

BALANCE, DECEMBER 31, 1996                  750,000   1,500,000   2,100,000   12,381,430       (76,927)     (961,355)   14,943,148
                                            -------  ----------  ----------  -----------   -----------   -----------   -----------

 Net income                                       -           -           -    1,640,741             -             -     1,640,741

 Cost of 1,600 shares acquired
  as treasury stock                               -           -           -            -             -       (43,600)      (43,600)

 Cash dividends declared
  ($.90 per share)                                -           -           -     (615,198)            -             -      (615,198)

 Net change in unrealized
  gain (loss) on available
  for sale securities                             -           -           -            -       169,817             -       169,817
                                            -------  ----------  ----------  -----------   -----------   -----------   -----------

BALANCE, DECEMBER 31, 1997                  750,000   1,500,000   2,100,000   13,406,973        92,890    (1,004,955)   16,094,908
                                            -------  ----------  ----------  -----------   -----------   -----------   -----------

 Net income                                       -           -           -    1,600,406             -             -     1,600,406

 Cost of 20,386 shares acquired
  as treasury stock                               -           -           -            -             -      (577,939)     (577,939)

 Cash dividends declared
  ($1.00 per share)                               -           -           -     (662,078)            -             -      (662,078)

 Net change in unrealized
  gain (loss) on available
  for sale securities                             -           -           -            -       194,019             -       194,019
                                            -------  ----------  ----------  -----------   -----------   -----------   -----------

BALANCE, DECEMBER 31, 1998                  750,000  $1,500,000  $2,100,000  $14,345,301      $286,909   $(1,582,894)  $16,649,316
                                            =======  ==========  ==========  ===========   ===========   ===========   ===========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CITIZENS FINANCIAL CORP.
                                AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                     1998           1997           1996
                                                                 ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                      $  1,600,406   $  1,640,741   $  1,631,277
 Adjustments to reconcile net income to net
   cash provided by operating activities:
 Depreciation                                                         246,664        250,325        224,368
 Provision for loan losses                                            120,000        236,000        168,000
 Deferred income tax benefits                                         (21,849)       (41,962)        (5,926)
 Amortization of security premiums, net
   of accretion of security discounts                                 184,139        131,891        256,588
 Amortization of organization costs                                    63,400         63,400         63,400
 Securities (gains) losses                                               (900)         9,922              -
 Other losses                                                           5,285         36,336          3,685
 (Increase) decrease in accrued interest receivable                   (64,495)       (92,580)        26,829
 Increase in other assets                                            (117,570)      (133,349)       (94,098)
 (Decrease) increase in other liabilities                             (11,807)         8,245        148,751
                                                                 ------------   ------------   ------------

 NET CASH PROVIDED BY OPERATING ACTIVITIES                          2,003,273      2,108,969      2,422,874
                                                                 ------------   ------------   ------------


CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from maturities and calls of securities
   held to maturity                                                 1,045,000      4,040,000     18,425,000
 Principal payments received on securities
   held to maturity                                                         -        976,407        543,515
 Purchases of securities held to maturity                          (3,138,101)      (500,000)    (1,570,000)
 Proceeds from sales of securities available for sale                 502,225      2,059,392              -
 Proceeds from maturities and calls of securities
   available for sale                                               5,773,120      3,500,000      1,000,000
 Principal payments received on securities available for sale         406,439        172,216        394,073
 Purchases of securities available for sale                       (10,089,633)   (14,512,857)   (18,944,387)
 Loans made to customers, net                                         809,455      1,408,818     (5,855,203)
 Purchases of bank premises and equipment                            (117,375)      (257,793)      (495,656)
 Proceeds from sale of other real estate and other assets               6,110        190,086        189,393
                                                                 ------------   ------------   ------------

 NET CASH USED IN INVESTING ACTIVITIES                             (4,802,760)    (2,923,731)    (6,313,265)
                                                                 ------------   ------------   ------------

                                  (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                             1998          1997         1996
                                                          ----------    ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in demand deposit, NOW, money
  market and savings accounts                              2,178,799       636,866    (3,267,613)
 Net increase in time deposits                               883,379       194,661     3,166,878
 Net increase in short-term borrowings                     1,029,335       632,797     1,374,350
 Proceeds from long-term borrowings                                -       800,000             -
 Repayments of long-term borrowings                          (65,549)      (52,058)       (4,033)
 Dividends paid                                             (662,078)     (615,198)     (546,889)
 Acquisition of treasury stock                              (577,939)      (43,600)       (5,992)
                                                          ----------    ----------   -----------

 NET CASH PROVIDED BY FINANCING ACTIVITIES                 2,785,947     1,553,468       716,701
                                                          ----------    ----------   -----------

 (Decrease) increase in cash and cash equivalents            (13,540)      738,706    (3,173,690)

CASH AND CASH EQUIVALENTS:
 Beginning                                                 3,512,512     2,773,806     5,947,496
                                                          ----------    ----------   -----------

 Ending                                                   $3,498,972    $3,512,512   $ 2,773,806
                                                          ==========    ==========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash payments for:
  Interest on deposits and on other
   borrowings                                             $4,127,529    $4,025,381   $ 3,825,218
                                                          ==========    ==========   ===========

  Income taxes                                            $  835,183    $1,019,228   $   896,530
                                                          ==========    ==========   ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES

 Other real estate and other assets acquired in
  settlement of loans                                     $   84,620    $  190,580   $   232,893
                                                          ==========    ==========   ===========

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

     Interest is accrued daily on impaired loans unless the loan is placed on non-accrual status. Impaired loans are placed on non-accrual status when the payments of principal and interest are in default for a period of 90 days, unless the loan is both well-secured and in the process of collection. Interest on non-accrual loans is recognized primarily using the cost-recovery method.

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

     ORGANIZATION COSTS: Organization costs are being amortized on a straight-line basis over a period of fifteen years. Unamortized organization costs totaled $5,284 and $68,684 at December 31, 1998 and 1997.

     PENSION PLAN: The subsidiary bank has a defined benefit pension plan covering substantially all employees. Pension costs are actuarially determined and charged to expense. During 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 132 "Employers Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which changed the presentation in the footnote disclosures of these plans. Under SFAS No. 132, the Company is required to present a reconciliation of the plans' assets in conjunction with the components of the plans' expenses.

     POSTRETIREMENT BENEFITS: The subsidiary bank provides certain health care and life insurance benefits for all retired employees that meet certain eligibility requirements. The Company's share of the estimated costs that will be paid after retirement is generally being accrued by charges to expense over the employees' active service periods to the dates they are fully eligible for benefits, except that the Company's unfunded cost at January 1, 1993 is being accrued primarily on a straight-line basis through the year ending 2013. As previously mentioned, the Company also adopted SFAS No. 132 for this plan during 1998.

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

     BASIC EARNINGS PER SHARE: Basic earnings per common share is computed based upon the weighted average shares outstanding. The weighted average shares outstanding were 663,487, 683,544, and 683,676 for the years ended December 31, 1998, 1997 and 1996, respectively. For the year ended December 31, 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, Earnings per Share. During the years ended December 31, 1998, 1997 and 1996, the Company did not have any potentially dilutive securities, thus, this pronouncement did not have an impact on the Company's earnings per share computations.

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

     COMPREHENSIVE INCOME: During 1998, the Company adopted the Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. This Statement requires an entity to include a statement of comprehensive income in their full set of general-purpose financial statements.

     EMERGING ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Bank expects to adopt the new Statement effective December 31, 1999. The Statement will require the Bank to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Since the subsidiary bank has not historically invested in derivatives, as defined, management does not anticipate that the adoption of the new Statement will have a significant impact on the Company's earnings or financial position.

NOTE 2.   CASH CONCENTRATIONS

     At December 31, 1998 and 1997, the subsidiary bank had no cash concentrations.

NOTE 3.   SECURITIES

     The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at December 31, 1998 and 1997, are summarized as follows:

                                                                                  1998
                                                      ---------------------------------------------------------
                                                       CARRYING
                                                         VALUE                                       ESTIMATED
                                                       (AMORTIZED             UNREALIZED               FAIR
                                                                       ------------------------
                                                         (COST)          GAINS        LOSSES            VALUE
                                                      -------------    --------     -----------     -----------
HELD TO MATURITY:
 Tax-exempt state and political subdivisions          $ 8,372,564      $161,193     $         -     $ 8,533,757
                                                      -----------      --------     -----------     -----------

     TOTAL SECURITIES HELD TO MATURITY                $ 8,372,564      $161,193     $         -     $ 8,533,757
                                                      ===========      ========     ===========     ===========

                                                                                                     CARRYING
                                                                                                       VALUE
                                                                                                    (ESTIMATED
                                                       AMORTIZED             UNREALIZED                 FAIR
                                                                       ------------------------
                                                          COST          GAINS         LOSSES           VALUE)
                                                      -----------      --------     -----------     -----------
AVAILABLE FOR SALE:
 U.S. Treasury securities                             $ 3,027,754      $ 42,246               -     $ 3,070,000
 U.S. Government agencies and corporations             11,313,079       166,228          18,182      11,461,125
 Mortgage-backed securities - U.S. Government
  agencies and corporations                             1,818,813           108           6,202       1,812,719
 Federal Reserve Bank stock                               108,000             -               -         108,000
 Federal Home Loan Bank stock                             436,000             -               -         436,000
 Corporate debt securities                             17,250,192       253,649               -      17,503,841
 Taxable state and political subdivisions               1,043,988         3,552               -       1,047,540
                                                      -----------      --------     -----------     -----------

  TOTAL SECURITIES AVAILABLE FOR SALE                 $34,997,826      $465,783     $    24,384     $35,439,225
                                                      ===========      ========     ===========     ===========

                                                                                 1997
                                                      ---------------------------------------------------------
                                                       CARRYING
                                                         VALUE                                      ESTIMATED
                                                       (AMORTIZED             UNREALIZED               FAIR
                                                                       -----------------------
                                                         (COST)          GAINS        LOSSES           VALUE
                                                      ------------     --------     ----------      -----------
HELD TO MATURITY:
 Taxable corporate debt securities                    $   998,619      $  1,881     $        -      $ 1,000,500
 Tax-exempt state and political subdivisions            5,599,182       102,462         12,435        5,689,209
                                                      -----------      --------     ----------      -----------
  TOTAL SECURITIES HELD TO MATURITY                   $ 6,597,801      $104,343     $   12,435      $ 6,689,709
                                                      ===========      ========     ==========      ===========

                                                                                                     CARRYING
                                                                                                      VALUE
                                                                                                    (ESTIMATED
                                                       AMORTIZED             UNREALIZED                FAIR
                                                                       -----------------------
                                                          COST           GAINS        LOSSES           VALUE)
                                                      -----------      --------     ----------      -----------
AVAILABLE FOR SALE:
 U.S. Treasury securities                             $ 4,542,412      $ 38,526     $        -      $ 4,580,938
 U.S. Government agencies and corporations             11,805,437        60,185         14,520       11,851,102
 Mortgage-backed securities - U.S. Government
  agencies and corporations                               612,234             -          5,185          607,049
 Federal Reserve Bank stock                               108,000             -              -          108,000

    Federal Home Loan Bank stock                                          436,000                -                          436,000
    Corporate debt securities                                          12,718,800           71,195          24,454       12,765,541
    Taxable state and political subdivisions                            1,555,569           16,892             186        1,572,275
                                                                        ---------   --------------   -------------   --------------

        TOTAL SECURITIES AVAILABLE FOR SALE                        $   31,778,452   $      186,798   $      44,345   $   31,920,905
                                                                   ==============   ==============   =============   ==============

    The maturities, amortized cost and estimated fair values of the Company's securities at December 31, 1998 are summarized as follows:

                                                                        HELD TO MATURITY                  AVAILABLE FOR SALE
                                                                    ------------------------          ----------------------------
                                                                                                                       CARRYING
                                                                         CARRYING                                       VALUE
                                                                          VALUE         ESTIMATED                    (ESTIMATED
                                                                        (AMORTIZED        FAIR        AMORTIZED          FAIR
                                                                            COST)        VALUE          COST            VALUE)
                                                                    --------------   ------------     ------------   -------------
        Due within one year                                           $   587,590     $   592,210     $  7,509,229   $  7,569,394
        Due after one through five years                                6,096,078       6,222,103       23,581,165     23,964,790
        Due after five through ten years                                1,688,896       1,719,444        2,319,443      2,313,501
        Due after ten years                                                     -               -        1,043,989      1,047,540
        Equity securities                                                       -               -          544,000        544,000
                                                                    --------------   ------------     ------------   -------------

                  TOTAL                                               $ 8,372,564     $ 8,533,757     $ 34,997,826   $ 35,439,225
                                                                    ==============   ============     ============   =============

Mortgage backed securities have remaining contractual maturities ranging from 6 to 6.5 years and are reflected in the maturity distribution schedule based on their anticipated average life to maturity, which ranges from 2 to 4 years. Accordingly, discounts are accreted and premiums are amortized over the anticipated life to maturity of the specific obligation.

    The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage-backed securities, and the related gross gains and losses realized are as follows:

                                                         PROCEEDS FROM                              GROSS REALIZED
                                        ------------------------------------------        -------------------------------
           YEARS ENDED                                 CALLS AND         PRINCIPAL
          DECEMBER 31,                     SALES       MATURITIES        PAYMENTS            GAINS             LOSSES
    ------------------------------      ----------     -----------      ----------        -----------      --------------
    1998
      Securities held to maturity       $        -     $ 1,045,000      $        -        $         -      $           -
      Securities available for sale        502,225       5,773,120         406,439                900                   -
                                        ----------     -----------      ----------        -----------      --------------

                                        $  502,225     $ 6,818,120      $  406,439        $       900      $            -
                                        ==========     ===========      ==========        ===========      ==============
    1997
      Securities held to maturity       $        -     $ 4,040,000      $  976,407                         $            -
      Securities available for sale      2,059,392       3,500,000         172,216              9,921              19,843
                                        ----------    -------------    -----------        -----------      --------------

                                        $2,059,392     $ 7,540,000      $1,148,623        $     9,921      $       19,843
                                        ==========    =============    ===========        ===========      ==============
    1996
      Securities held to maturity       $       -      $18,425,000      $  543,515        $         -      $            -
      Securities available for sale             -        1,000,000         394,073                  -                   -
                                        ----------    -------------    -----------        -----------      --------------
                                        $       -      $19,425,000      $  937,588        $         -      $            -
                                        ==========    ============     ===========        ============     ==============

    At December 31, 1998 and 1997, securities carried at $11,563,189 and $9,542,789, respectively, with estimated fair values of $11,768,397 and $9,592,650, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

    At December 31, 1998, the Company had a concentration within its corporate debt securities classification which included obligations of financial services industry companies with global operations having an approximate carrying value of $7,570,555 and an estimated fair value of $7,667,200. There were no concentrations with any one issuer.

    Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities which are included in securities available for sale in the accompanying financial statements. Such securities are carried at cost, since they may only be sold back to the respective Federal Home Loan Bank or Federal Reserve Bank or another member at par value.

NOTE 4. LOANS

    Loans are summarized as follows:

                                                                                               DECEMBER 31,
                                                                                     ------------------------------
                                                                                        1998              1997
                                                                                     ------------    --------------
               Commercial, financial and agricultural                             $   13,365,982   $    12,927,126
               Real estate - construction                                              1,680,649         1,715,231
               Real estate - mortgage                                                 59,302,908        56,381,685
               Installment loans                                                      11,598,732        15,386,879
               Credit card loans                                                         903,974         1,017,901
               Other                                                                      23,525            28,266
                                                                                  --------------   ---------------
                      Total loans                                                     86,875,770        87,457,088

               Net deferred loan origination fees and costs                              (20,364)           76,899
               Less unearned income                                                       37,150            40,184
                                                                                  --------------   ---------------
               Total loans net of unearned income and net
                      deferred loan origination fees and costs                        86,818,256        87,493,803
               Less allowance for loan losses                                          1,109,595         1,094,185
                                                                                  --------------   ---------------

                      LOANS, NET                                                  $   85,708,661   $    86,399,618
                                                                                  ==============   ===============

    Included in the above balance of net loans are nonaccrual loans amounting to $52,662 and $2,272 at December 31, 1998 and 1997, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $5,107, $120, and $16,460 for the years ended December 31, 1998, 1997 and 1996, respectively.

    In the past, the subsidiary bank has made loans, in the normal course of business, to its directors, executive officers and their related interests, and will continue to make such loans in the future. At December 31, 1998 and 1997, outstanding loans of this nature totaled $3,213,470 and $3,374,233, respectively.

    The following presents the activity with respect to related party loans aggregating $60,000 or more to directors, executive officers, and their related interests of Citizens Financial Corp. and subsidiary during the years ended December 31, 1998 and 1997:

                                                                                    1998           1997
                                                                                -------------  -------------
           BALANCE, BEGINNING                                                   $  3,274,761    $ 3,576,119
               Additions                                                           3,320,439      3,671,796
               Amounts collected                                                  (3,395,143)    (3,973,154)
                                                                                --------------  ------------

           BALANCE, ENDING                                                      $  3,200,057    $ 3,274,761
                                                                                ==============  ============

    The following represents contractual loan maturities at December 31, 1998 without regard to scheduled periodic principal repayments on amortizing loans:

                                                                                                  AFTER 1 BUT
                                                                               WITHIN 1 YR        WITHIN 5 YRS     AFTER 5 YRS
                                                                               --------------     -------------    -------------
Commercial, financial and agricultural                                          $   7,104,729     $   5,844,574    $     416,679
Real estate - construction                                                          1,680,649                 -                -
Real estate - mortgage                                                             37,096,145         4,449,513       17,757,250
Installment                                                                         1,640,497         9,730,153          228,082
Credit cards                                                                          903,974                 -                -
Other                                                                                  14,632             8,893                -
                                                                               --------------     --------------   --------------
    TOTAL                                                                       $  48,440,626     $  20,033,133    $  18,402,011
                                                                               ==============     ==============   ==============

        LOANS DUE AFTER ONE YEAR WITH:
           Variable rates                                                       $   2,321,345
           Fixed rates                                                             36,113,799
                                                                                   ----------

           TOTAL                                                                $  38,435,144
                                                                                =============

    CONCENTRATIONS OF CREDIT RISK: The Company's subsidiary, Citizens National Bank, grants installment, commercial and residential loans to customers in Randolph County, West Virginia, and surrounding counties in striving to maintain a diversified loan portfolio.

    As of December 31, 1998, Citizens National Bank had direct and indirect extensions of credit to automobile dealers totaling approximately $6,419,207. These loans consist of automobile floor plan loans and commercial loans which are generally secured by liens on the pledges of accounts receivable, inventories or personal guarantees. The Bank evaluates each such customer's credit worthiness on a case-by-case basis. The amount of collateral obtained is based upon management's credit evaluation.

NOTE 5. ALLOWANCE FOR LOAN LOSSES

    An analysis of the allowance for loan losses for the years ended December 31, 1998, 1997 and 1996, is as follows:

                                                                                             1998            1997          1996
                                                                                        ------------   ------------   ------------
               BALANCE, BEGINNING OF YEAR                                               $  1,094,185   $    989,716    $ 1,035,797
                                                                                        ------------   ------------   ------------
               LOSSES:
                  Commercial, financial and agricultural                                       2,864              -              -
                  Real estate - mortgage                                                      12,204          2,851         93,703
                  Installment                                                                 81,502         86,542         72,358
                  Credit cards                                                                57,210         70,115         69,082
                                                                                        ------------   ------------   ------------
                      TOTAL                                                                  153,780        159,508        235,143
                                                                                        ------------   ------------   ------------

               RECOVERIES:
                  Commercial, financial and agricultural                                       3,731          2,510              -
                  Real estate - mortgage                                                      20,314         10,234              -
                  Installment                                                                 14,817         13,200         21,062
                  Credit cards                                                                10,328          2,033              -
                                                                                        ------------   ------------   ------------

                      TOTAL                                                                   49,190         27,977         21,062
                                                                                        ------------   ------------   ------------

               Net losses                                                                    104,590        131,531        214,081
               Provision for loan losses                                                     120,000        236,000        168,000
                                                                                        ------------   ------------   ------------

               BALANCE, END OF YEAR                                                     $  1,109,595   $  1,094,185    $   989,716
                                                                                        ============   ============   ============

     The Company's total recorded investment in impaired loans at December 31, 1998, and 1997 approximated $1,897,430 and $0, for which the required allowance for loan losses was $457,000 and $0 as determined in accordance with SFAS Nos. 114 and 118 as amended. The Company's average investment in such loans was $1,912,313 for the year ended December 31, 1998. All impaired loans at December 31, 1998, were collateral dependent, and accordingly, the fair value of the loan's collateral was used to measure the impairment of each.

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

     For the years ended December 31, 1998, 1997, and 1996, the Company recognized approximately $144,602, $0, and $40,881, respectively, in interest income on impaired loans. Using the cash basis-method of accounting, the Company would have recognized approximately the same amount of interest income on such loans.

NOTE 6.  BANK PREMISES AND EQUIPMENT

     The major categories of bank premises and equipment and accumulated depreciation at December 31, 1998 and 1997, are summarized as follows:

                                               1998        1997
                                            ----------  ----------

        Land                                $  309,029  $  309,029
        Buildings and improvements           2,658,299   2,658,299
        Furniture and equipment              1,570,055   1,501,554
                                            ----------  ----------

                                             4,537,383   4,468,882
        Less accumulated depreciation        3,081,998   2,880,584
                                            ----------  ----------

        Bank premises and equipment, net    $1,455,385  $1,588,298
                                            ==========  ==========

  Depreciation expense for the years ended December 31, 1998, 1997 and 1996, totaled $246,664, $250,325, and $224,368, respectively.

NOTE 7.    DEPOSITS

 The following is a summary of interest bearing deposits by type as of December 31, 1998 and 1997:


                                                         1998         1997
                                                      -----------  -----------

    NOW and Super NOW accounts                        $13,642,641  $12,484,936
    Money market accounts                               5,378,755    6,166,460
    Savings accounts                                   26,661,128   27,803,017
    Certificates of deposit under $100,000             40,066,094   41,852,140
    Certificates of deposit of $100,000 or more        12,373,586    8,932,272
                                                      -----------  -----------

      Total                                           $98,122,204  $97,238,825
                                                      ===========  ===========

Interest expense on deposits is summarized below:

                                                         1998          1997        1996
                                                      -----------  -----------  ----------
    NOW and Super NOW accounts                        $   281,897  $   254,658  $  244,221
    Money market accounts                                 145,026      151,992     171,895
    Savings accounts                                      760,135      783,367     780,917
    Certificates of deposit under $100,000              2,003,196    2,190,756   2,244,601
    Certificates of deposit of $100,000 or more           614,800      405,288     317,043
                                                      -----------  -----------  ----------

      Total                                           $ 3,805,054  $ 3,786,061  $3,758,677
                                                      ===========  ===========  ==========

     The following is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 1998:

                                     AMOUNT      PERCENT
                                   -----------  ---------

      Three months or less         $ 2,847,128        23%
      Three through six months       1,031,514         9%
      Six through twelve months      4,250,520        34%
      Over twelve months             4,244,424        34%
                                   -----------  ---------

        TOTAL                      $12,373,586       100%
                                   ===========  =========

A summary of the maturities for all time deposits as of December 31, 1998, follows:


          YEAR                               AMOUNT
          ----                               -----------

          1999                               $29,723,443
          2000                                 9,912,670
          2001                                10,208,232
          2002                                 1,049,937
          2003                                 1,545,398
                                             -----------

                                             $52,439,680
                                             ===========

  At December 31, 1998, deposits of related parties including directors, executive officers, and their related interests of Citizens Financial Corp. and subsidiary approximated $1,816,000.

NOTE 8.  INCOME TAXES

  The components of applicable income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996, are as follows:

                                                   1998       1997       1996
                                                 ---------  ---------  --------
        CURRENT:
          Federal                                $717,630   $835,600   $727,159
          State                                   125,503    139,964    112,701
                                                 ---------  ---------  --------

                                                  843,133    975,564    839,860
                                                 ---------  ---------  --------

        DEFERRED
          Federal                                 (20,834)   (37,057)    (5,233)
          State                                    (1,015)    (4,905)      (693)
                                                 --------   --------   --------

                                                  (21,849)   (41,962)    (5,926)
                                                 --------   --------   --------

               TOTAL                             $821,284   $933,602   $833,934
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

     The tax effects of temporary differences which give rise to the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997, are as follows:

                                                  1998        1997
                                               ----------  ----------
      DEFERRED TAX ASSETS:
        Allowance for loan losses              $ 266,409   $ 269,666
        Employee benefit plans                    31,211      58,387
        Accrued income and expenses               21,970      22,636
        Depreciation                              29,064      22,204
        Net loan origination fees and costs        8,195           -
                                               ---------   ---------
                                                 356,849     372,893
                                               ---------   ---------

      DEFERRED TAX LIABILITIES:
        Net loan origination fees and costs            -     (29,606)
        Accretion on securities                  (49,752)    (58,037)
        Net unrealized gain on securities       (154,489)    (50,018)
                                               ---------   ---------
                                                (204,241)   (137,661)
                                               ---------   ---------

        NET DEFERRED TAX ASSET                 $ 152,608   $ 235,232
                                               =========   =========

     A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rate by book pretax income for the years ended December 31, 1998, 1997 and 1996, is as follows:

                                                             1998                   1997                  1996
                                                    --------------------  ----------------------  --------------------
                                                      AMOUNT     PERCENT      AMOUNT     PERCENT     AMOUNT    PERCENT
                                                    ----------  --------  ------------  --------  ----------  --------
    Computed tax at applicable statutory rate       $ 823,374      34.0    $  875,277      34.0   $ 838,172      34.0
    Increase (decrease) in taxes resulting from:
    Tax-exempt interest                              (132,395)     (5.5)     (101,553)     (3.9)   (131,357)     (5.3)
    Amortization of organization costs                 21,556       0.9        21,556       0.8      21,556       0.9
    State income taxes, net of Federal
      tax benefit                                      82,832       3.4        87,501       3.4      74,383       3.0
    Postretirement benefit plan accruals               22,391       0.9        21,281       0.8      22,921       0.9
    Other, net                                          3,526       0.2        29,540       1.1       8,259       0.3
                                                    ---------      ----    ----------      ----   ---------      ----

    APPLICABLE INCOME TAXES                         $ 821,284      33.9    $  933,602      36.2   $ 833,934      33.8
                                                    =========      ====    ==========      ====   =========      ====

NOTE 9.  EMPLOYEE BENEFIT PLANS

     PENSION PLAN: Citizens National Bank has a defined benefit pension plan covering all employees who meet the eligibility requirements. To be eligible, an employee must be 21 years of age and have completed one year of continuous service. The Plan provides benefits based on the participant's years of service and highest consecutive five year average annual earnings. The Bank's funding policy is to make the minimum annual contribution that is required by applicable regulations. As described in Note 1, The Company changed its presentation of this plan in 1998, accordingly, other information relative to this plan follows:

                                                    Pension      Pension      Pension
                                                    BENEFIT      BENEFIT      BENEFIT
                                                     1998         1997        1996
                                                  ----------  -----------  -----------
CHANGE IN BENEFIT OBLIGATION

Benefit obligation at beginning of year           $2,654,130   $2,367,643   $2,288,439
Service cost                                          81,678       67,057       61,620
Interest cost                                        201,790      178,024      170,265
Change in discount rate                               98,203       42,771      (72,578)
Experience loss                                       96,399      121,759       42,556
Benefits paid                                       (140,934)    (123,124)    (122,659)
                                                  ----------   ----------   ----------
Benefit obligation at end of year                 $3,091,266   $2,654,130   $2,367,643
                                                  ==========   ==========   ==========


CHANGE IN PLAN ASSETS

Fair value of plan assets at beginning of year    $4,046,829   $3,504,113   $3,172,457
Actual return on plan assets                         335,969      292,380      264,492
Employer contribution                                      -            -            -
Plan participants' contributions                           -            -            -
Experience (loss) gain                               (91,860)     373,460      189,823
Benefits paid                                       (140,934)    (123,124)    (122,659)
                                                  ----------   ----------   ----------
Fair value of plan assets at end of year          $4,150,004   $4,046,829   $3,504,113
                                                  ==========   ==========   ==========


Funded status                                     $1,058,738   $1,392,699   $1,136,470
Unrecognized net actuarial gain                     (396,256)    (799,956)    (611,459)
Unrecognized prior service benefit                  (186,263)    (204,631)    (222,999)
Unrecognized net obligation at transition           (116,293)    (139,414)    (162,535)
                                                  ----------   ----------   ----------
Prepaid benefit cost                              $  359,926   $  248,698   $  139,477
                                                  ==========   ==========   ==========


WEIGHTED-AVERAGE ASSUMPTIONS AS OF
 DECEMBER 31

Discount rate                                           7.00%        7.25%        7.50%
Expected return on plan assets                          8.50%        8.50%        8.50%
Rate of compensation increase                           5.00%        5.00%        6.00%

COMPONENTS OF NET PERIODIC BENEFIT COST

Service cost                                      $   81,678   $   67,057   $   61,620
Interest cost                                        201,790      178,024      170,265
Expected return on plan assets                      (335,969)    (292,380)    (264,492)
Net amortization and deferral                        (58,727)     (61,922)     (44,099)
                                                  ----------   ----------   ----------
Net periodic benefit cost                         $ (111,228)  $ (109,221)  $  (76,706)
                                                  ==========   ==========   ==========

  401(K) PLAN: The Bank has a 401(k) profit-sharing plan for the benefit of all employees who have attained the age of 21 and completed one year of continuous service. For Plan years prior to January 1997, participating employees were eligible to contribute up to 10% of their annual compensation to the Plan. The Bank was eligible to make discretionary matching contributions in an amount up to 6% of each participant's annual compensation. In addition, the Bank was also eligible to make discretionary non-matching contributions to the Plan. In January 1997, the Plan was amended to allow participating employees to contribute up to 15% of their annual compensation and to permit the Bank to make discretionary non-matching contributions to the Plan in such amount as the Board may determine to be appropriate. Contributions made to the Plan by the Bank for the years ended December 31, 1998, 1997 and 1996, were $39,139, $38,517 and
$24,436, respectively.

  Postretirement Benefit Plans: Citizens National Bank sponsors a postretirement healthcare plan and a postretirement life insurance plan for all retired employees that meet certain eligibility requirements. Both plans are contributory with retiree contributions that are adjustable based on various factors, some of which are discretionary. The plans are unfunded. As described in Note 1, the Company changed its presentation of these plans during 1998. Other information relative to these plans follows:

                                                  HEALTH CARE   HEALTH CARE   HEALTH CARE
                                                      PLAN          PLAN          PLAN
                                                      1998          1997         1996
                                                  ------------  ------------  ------------
CHANGE IN BENEFIT OBLIGATION

Benefit obligation at beginning of year             $ 371,424     $ 362,382     $ 386,303
Service cost                                           14,916        13,823        13,809
Interest cost                                          24,152        23,771        25,445
Change in discount rate                                     -             -             -
Experience loss (gain)                                 12,184        (8,152)      (43,975)
Net amortization and deferral                               -             -             -
Benefits paid                                         (22,800)      (20,400)      (19,200)
                                                    ---------     ---------     ---------
Benefit obligation at end of year                   $ 399,876     $ 371,424     $ 362,382
                                                    =========     =========     =========

CHANGE IN PLAN ASSETS

Fair value of plan assets at beginning of year      $       -     $       -     $       -
Actual return on plan assets                                -             -             -
Employer contribution                                       -             -             -
Plan participants' contributions                       22,800        20,400        19,200
Experience (loss)/gain                                      -             -             -
Benefits paid                                         (22,800)      (20,400)      (19,200)
                                                    ---------     ---------     ---------
Fair value of plan assets at end of year            $       -     $       -     $       -
                                                    =========     =========     =========

Funded status                                       $(399,876)    $(371,424)    $(362,382)
Unrecognized net actuarial gain                       (66,277)      (81,281)      (75,569)
Unrecognized prior service benefit                          -             -             -
Unrecognized net obligation at transition             239,549       256,660       273,771
                                                    ---------     ---------     ---------
Accrued benefit cost                                $(226,604)    $(196,045)    $(164,180)
                                                    =========     =========     =========

WEIGHTED-AVERAGE ASSUMPTIONS AS OF
 DECEMBER 31

Discount rate                                            7.00%         7.00%         7.00%
Expected return on plan assets                           7.00%         7.00%         7.00%
Rate of compensation increase                               -             -             -

COMPONENTS OF NET PERIODIC BENEFIT COST

Service cost                                        $  14,916     $  13,823     $  13,809
Interest cost                                          24,152        23,771        25,445
Expected return on plan assets                         (2,820)       (2,440)            -
Net amortization and deferral                          17,111        17,111        17,111
Recognized net actuarial loss                               -             -             -
                                                    ---------     ---------     ---------
Net periodic benefit cost                           $  53,359     $  52,265     $  56,365
                                                    =========     =========     =========

   LIFE           LIFE            LIFE
INSURANCE      INSURANCE       INSURANCE
   PLAN           PLAN            PLAN          TOTAL         TOTAL        TOTAL
   1998           1997            1996          1998          1997         1996
----------     ---------      ----------     ----------     ---------    ---------
  $ 84,724      $ 73,201       $ 75,822       $ 456,148     $ 435,583    $ 462,125
     3,373         2,510          2,649          18,289        16,333       16,458
     5,648         4,886          5,063          29,800        28,657       30,508
         -             -              -               -             -            -
     3,898         6,905         (6,879)         16,082        (1,247)     (50,854)
         -             -              -               -             -            -
    (3,946)       (2,778)        (3,454)        (26,746)      (23,178)     (22,654)
  --------      --------       --------       ---------     ---------    ---------
  $ 93,697      $ 84,724       $ 73,201       $ 493,573     $ 456,148    $ 435,583
  ========      ========       ========       =========     =========    =========

  $      -      $      -       $      -       $       -     $       -    $       -
         -             -              -               -             -            -
         -             -              -               -             -            -
     3,946         2,778          3,454          26,746        23,178       22,654
         -             -              -               -             -            -
    (3,946)       (2,778)        (3,454)        (26,746)      (23,178)     (22,654)
  --------      --------       --------       ---------     ---------    ---------
  $      -      $      -       $      -       $       -     $       -    $       -
  ========      ========       ========       =========     =========    =========

  $(93,697)     $(84,724)      $(73,201)      $(493,573)    $(456,148)   $(435,583)
    (9,763)      (14,015)       (21,820)        (76,040)      (95,296)     (97,389)
         -             -              -               -             -            -
    53,682        57,517         61,352         293,231       314,177      335,123
  --------      --------       --------       ---------     ---------    ---------
  $(49,778)     $(41,222)      $(33,669)      $(276,382)    $(237,267)   $(197,849)
  ========      ========       ========       =========     =========    =========

      7.00%         7.00%          7.00%
      7.00%         7.00%          7.00%
      4.00%         4.00%          4.00%

  $  3,373      $  2,510       $  2,649       $  18,289     $  16,333    $  16,458
     5,648         4,886          5,063          29,800        28,657       30,508
      (354)         (900)          (498)         (3,174)       (3,340)        (498)
     3,835         3,835          3,835          20,946        20,946       20,946
         -             -              -               -             -            -
  --------      --------       --------       ---------     ---------    ---------
  $ 12,502      $ 10,331       $ 11,049       $  65,861     $  62,596    $  67,414
  ========      ========       ========       =========     =========    =========

     For measurement purposes, the maximum monthly benefit of $100 payable per eligible retiree under the postretirement health care plan was assumed with no future increases. Accordingly, an assumed 1 percentage point annual increase in health care cost trend rates would not impact the health care plan's accumulated postretirement benefit obligation at December 31, 1998 or the aggregate of the service and interest cost components of the health care plan's net postretirement benefit cost for the year ended December 31, 1998.

     EXECUTIVE SUPPLEMENTAL INCOME PLAN: During 1995, the Bank entered into a non-qualified supplemental income plan with certain senior officers which provides participating officers with an income benefit payable at retirement age or death. The liability accrued for the Executive Supplemental Income Plan at December 31, 1998 and 1997 was $173,147 and $161,538, respectively, which is included in other liabilities. In addition, the Bank has purchased certain insurance contracts to fund the liabilities arising under this plan. At December 31, 1998 and 1997, the cash surrender value of these insurance contracts was $157,605 and $142,280. Expense associated with the Plan at December 31, 1998, 1997 and 1996 were $14,760, $28,103 and $74,006, respectively.

NOTE 10.  OTHER BORROWINGS

     SHORT-TERM BORROWINGS: During 1998 and 1997, the Company's short-term borrowings consisted of securities sold under agreements to repurchase (repurchase agreements) involving two customers and advances under a line of credit with the Federal Home Loan Bank of Pittsburgh (FHLB). The repurchase agreements have contractual terms of 12 and 24 months, expiring on June 30, 1999. Interest is paid on the 24 month agreement at 67.20% of the Wall Street Journal prime rate and at a fixed rate of 5.28% for balances exceeding $1,000,000 and 5.08% on balances below $1,000,000 on the 12 month agreement. Securities with amortized costs of $6,557,000 and estimated fair values of $6,673,000 at December 31, 1998 are pledged to secure the repurchase agreements.

     As a member of the FHLB, the subsidiary bank has access to various lines of credit under programs administered by the FHLB. Borrowings under these arrangements bear interest at the interest rate posted by the FHLB on the day of the borrowing and are subject to change daily. The lines of credit are secured by a blanket lien on all unpledged and unencumbered assets.

     The following information is provided relative to these obligations:

                                                               1998                      1997
                                                     ----------------------     ----------------------
                                                     REPURCHASE     LINE OF     REPURCHASE     LINE OF
                                                     AGREEMENT      CREDIT      AGREEMENT      CREDIT
                                                     ----------     -------    ----------      -------
     Amount outstanding at December 31               $ 4,387,689   $ 239,000   $ 3,597,354    $         -

     Weighted average interest rate at December 31          5.19%       5.05%         5.65%             -

     Maximum month-end amount outstanding            $ 5,724,649   $ 343,000   $ 4,437,461    $ 2,276,000

     Average daily amount outstanding                $ 4,236,611   $ 139,603   $ 2,587,128    $   436,814

     Weighted average interest rate for the year            5.55%       5.40%         5.78%          5.52%

     LONG-TERM BORROWINGS: The Company's long-term borrowings of $1,012,741 and $1,078,290 at December 31, 1998 and 1997, respectively, consist of advances from the FHLB which are used to finance specific leading activities. The average interest rate paid by the Company on its long-term borrowings is 5.85%. A summary of the maturities of these borrowings for the next five years is as follows:

                    Year                               Amount
                    ----                               ------
                     1999                              $   70,096
                     2000                                  74,960
                     2001                                  80,162
                     2002                                 486,093
                     2003 and thereafter                  301,430
                                                       ----------
                                                       $1,012,741
                                                       ==========

NOTE 11.  COMMITMENTS AND CONTINGENCIES

     At December 31, 1998 and 1997, the subsidiary bank maintained required reserve balances with the Federal Reserve Bank of Richmond approximating $789,000 and $709,000, respectively. The Bank does not earn interest on such reserve balances.

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


     FINANCIAL INSTRUMENTS WHOSE CONTRACT                         CONTRACT AMOUNT
                                                          --------------------------------
          AMOUNTS REPRESENT CREDIT RISK                        1998             1997
     ------------------------------------                 --------------------------------
     Commitments to extend credit                         $   17,619,824    $  16,988,103
     Standby letters of credit                                   310,000          115,000
                                                          --------------    -------------
                                                          $   17,929,824    $  17,103,103
                                                          ==============    =============

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

YEAR 2000 COMPLIANCE
--------------------

     A team was assembled to study, test and remedy Year 2000 issues, because the subsidiary bank, as well as some of its suppliers, customers and service providers is heavily dependent on computers in the conduct of business activities. As a result, a remediation plan was developed and the subsidiary bank has made expenditures in excess of $132,000 during 1998, of which approximately $80,000 were capital expenditures for the replacement of certain computer devices. Approximately $42,000 for consulting and testing fees was charged to operations during the year ended December 31, 1998. To complete the execution of the plan, additional testing with the Bank's primary third party processor is scheduled for the first half of 1999. The anticipated costs of such tests are not expected to be significant. Based on the actions taken to resolve the Bank's Year 2000 issue, management believes it will be Year 2000 compliant to meet the needs of its customers, however there may be unforeseen external or internal issues which could impact the Bank's status.

NOTE 12.  SHAREHOLDERS' EQUITY AND RESTRICTIONS ON DIVIDENDS

     The primary source of funds for the dividends paid by Citizens Financial Corp. is dividends received from its subsidiary, Citizens National Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires approval by the Office of the Comptroller of the Currency if dividends declared in any year exceed the year's net income, as defined, plus the retained net profits of the two preceding years. During 1999, the net retained profits available for distribution to Citizens Financial Corp. as dividends without regulatory approval approximate $1,341,900, plus net income of the subsidiary bank for the interim periods through the date of declaration.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

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

                                                               TO BE WELL CAPITALIZED
                                            FOR CAPITAL        UNDER PROMPT CORRECTIVE
                             ACTUAL       ADEQUACY PURPOSES      ACTION PROVISIONS
                         ---------------  -------------------  ------------------------
                         AMOUNT   RATIO     AMOUNT     RATIO     AMOUNT        RATIO
                         -------  ------  -----------  ------  -----------  -----------
AS OF DECEMBER
     31, 1998:
Total Capital            $  17,463  18.44%   $ 7,575     8.0%    $  9,469      10.0%
  (to Risk Weighted
     Assets)
Tier I Capital              16,354  17.27%     3,788     4.0%       5,682       6.0%
  (to Risk Weighted
     Assets)
Tier I Capital              16,354  11.94%     4,008     3.0%       6,680       5.0%
  (to Average Assets)

AS OF DECEMBER
     31, 1997:
Total Capital            $  17,024   18.65%   $ 7,301     8.0%    $  9,126      10.0%
  (to Risk Weighted
     Assets)
Tier I Capital              15,930   17.46%     3,651     4.0%       5,476       6.0%
  (to Risk Weighted
     Assets)
Tier I Capital              15,930   12.08%     3,956     3.0%       6,594       5.0%
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

     The carrying values and estimated fair values of the Company's financial instruments are summarized below:

                                               DECEMBER 31, 1998                    DECEMBER 31, 1997
                                     ------------------------------------       --------------------------
                                                            ESTIMATED                           ESTIMATED
                                         CARRYING             FAIR              CARRYING           FAIR
                                           VALUE              VALUE             VALUE              VALUE
                                     -----------------  -----------------       ------------    ------------
 FINANCIAL ASSETS:
    Cash and due from banks               $  3,498,972       $  3,498,972       $  3,312,512     $  3,312,512
    Federal funds sold                               -                  -            200,000          200,000
    Securities available for sale           35,439,225         35,439,225         31,920,905       31,920,905
    Securities held to maturity              8,372,564          8,533,757          6,597,801        6,689,709
    Loans                                   85,708,661         84,676,743         86,399,618       85,732,487
    Accrued interest receivable              1,261,593          1,261,593          1,197,098        1,197,098
                                          ------------       ------------       ------------     ------------
                                          $134,281,015       $133,410,290       $129,627,934     $129,052,711
                                          ============       ============       ============     ============

 FINANCIAL LIABILITIES:
    Deposits                              $113,463,645       $113,882,660       $110,401,467     $110,590,219
    Short-term borrowings                    4,626,689          4,626,689          3,597,354        3,597,354
    Long-term borrowings                     1,012,741          1,012,741          1,078,290        1,078,290
    Accrued interest payable                   372,493            372,493            392,187          392,187
                                          ------------       ------------       ------------     ------------
                                          $119,475,568       $119,894,583       $115,469,298     $115,658,050
                                          ============       ============       ============     ============

NOTE 14.  CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

     Information relative to the Parent Company's balance sheets at December 31, 1998 and 1997, and the related statements of income and cash flows for the years ended December 31, 1998, 1997 and 1996, are presented below.

                                                                                         December 31,
                                                                                 ---------------------------
                                                                                     1998           1997
                                                                                 ------------   ------------
         BALANCE SHEETS
         --------------
         ASSETS
         Cash                                                                    $     2,976    $     3,006
         Investment in subsidiary                                                 16,646,340     16,091,902
                                                                                 -----------    -----------
         TOTAL ASSETS                                                            $16,649,316    $16,094,908
                                                                                 ===========    ===========
         SHAREHOLDERS' EQUITY
         Common stock, $2.00 par value, authorized 2,250,000
            and 1,250,000 shares, respectively, issued 750,000 shares            $ 1,500,000    $ 1,500,000
         Additional paid-in capital                                                2,100,000      2,100,000
         Retained earnings                                                        14,345,301     13,406,973
         Accumulated other comprehensive income                                      286,909         92,890
         Treasury stock at cost, 88,433 and
            68,047 shares, respectively                                           (1,582,894)    (1,004,955)
                                                                                 -----------    -----------
            TOTAL SHAREHOLDERS' EQUITY                                           $16,649,316    $16,094,908
                                                                                 ===========    ===========

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------
         STATEMENTS OF INCOME                                       1998         1997          1996
         --------------------                                   -----------  -----------   -----------
         Income - dividends from subsidiary                     $ 1,244,881  $   664,000   $   556,200
         Expenses - operating                                         4,894        4,763         4,012
                                                                -----------  -----------   -----------
         Income before equity in undistributed
            income of subsidiary                                  1,239,987      659,237       552,188
         Equity in undistributed income of subsidiary               360,419      981,504     1,079,089
                                                                -----------  -----------   -----------
         NET INCOME                                             $ 1,600,406  $ 1,640,741   $ 1,631,277
                                                                ===========  ===========   ===========

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                       -------------------------------------------
STATEMENTS OF CASH FLOWS                                   1998         1997          1996
------------------------                               -----------  -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $ 1,600,406   $ 1,640,741   $ 1,631,277
Adjustments to reconcile net income to net
     cash provided by operating activities:
Equity in undistributed income of subsidiary              (360,419)     (981,504)   (1,079,089)
                                                       -----------   -----------   -----------

CASH PROVIDED BY OPERATING ACTIVITIES                    1,239,987       659,237       552,188
                                                       -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders                            (662,078)     (615,198)     (546,889)
Acquisition of treasury stock                             (577,939)      (43,600)       (5,992)
                                                       -----------   -----------   -----------

CASH USED IN FINANCING ACTIVITIES                        1,240,017      (658,798)     (552,881)
                                                       -----------   -----------   -----------

(Decrease) increase in cash                                    (30)          439          (693)

CASH:
     Beginning                                               3,006         2,567         3,260
                                                       -----------   -----------   -----------

     Ending                                            $     2,976   $     3,006   $     2,567
                                                       ===========   ===========   ===========

                         INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Citizens Financial Corp.
 and Subsidiary
Elkins, West Virginia

     We have audited the accompanying consolidated balance sheets of Citizens Financial Corp. and its subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Financial Corp. and its subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.



                                                  ARNETT & FOSTER, P.L.L.C.


Charleston, West Virginia
January 15, 1999

Item 9.   Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
          Financial Disclosure
          --------------------

     No reportable items.

PART III
--------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The number of directors of the Company may consist of not less than five nor more than twenty-five persons in accordance with the Company's Articles of Incorporation. The number of directors is fixed by resolution of a majority vote of the shareholders. Currently, the number of directors of the Company is fixed at nine. Directors are divided into three classes and serve a staggered three year term. The following table sets forth the names of the nine persons who have served as directors of Citizens Financial Corp. for the year ended December 31, 1998, their ages and principal occupations, the length of their service to Citizens Financial Corp. and the expiration of their present term.

                              Principal
                              Occupation                                   Present
                              During Past              Director            Term
Name and Age                  Five  Years              Since (1)           Expires
------------                  -----------              ---------           -------
Robert N. Alday               President,               September, 1986     April, 2000
83                            Phil Williams
                              Coal Company

Max L. Armentrout             President, and           September, 1986     April, 1999 (2)
61                            Chairman of the Board
                              Laurel Lands Corp.;
                              Chairman of the
                              Board, Citizens
                              Financial Corp.

Virginia C. Chabut            Retired,                 September, 1986     April, 2001
78                            Randolph-
                              Elkins Public
                              Health Nurse

Raymond L. Fair               Attorney-at-Law          September, 1986     April, 1999 (2)
71

John F. Harris                Retired,                 September, 1986     April, 1999 (2)
71                            Transportation
                              Industry; Senior
                              Vice President,
                              Citizens National Bank

Cyrus K. Kump                 President,               June, 1992          April, 2000
52                            Kump Enterprises
                              Broker, Kerr
                              Real Estate

                              Principal
                              Occupation                                   Present
                              During Past              Director            Term
Name and Age                  Five  Years              Since (1)           Expires
------------                  -----------              ---------           -------
Robert J. Schoonover          President and            April, 1998         April 2001
59                            Chief Executive
                              Officer, Citizens
                              Financial Corp.
                              and Citizens
                              National Bank

Emery Thompson, Jr.           Retired,                 September, 1986     April, 2001
73                            President and
                              Chief Executive
                              Officer, Citizens
                              National Bank

L. T. Williams                President,               September, 1986    April, 1999 (2)
68                            Elkins Builders
                              Supply



(1) All of the above named directors, with the exception of Mr. Alday, have also served as directors of Citizens National Bank for the past five years on a continuous basis. Mr. Alday has not served Citizens National Bank in any official capacity.

(2) Messrs. Armentrout, Fair, Harris and Williams have been nominated to stand for reelection to an additional 3 year term expiring in April, 2002.

     Set forth below are the executive officers of Citizens Financial Corp., their age, present position and relations that have existed with affiliates and others during the past five years.

                                             Principal Occupation and
                          Present            Banking Experience During
Name and Age              Position           the Last Five Years
------------              --------           -------------------------
Max L. Armentrout         Chairman of        President and Chairman of
61                        the Board          the Board, Laurel Lands Corp.;
                                             Chairman of the Board,
                                             Citizens Financial Corp.

Robert J. Schoonover      President and      President and Chief Executive
59                        Chief Executive    Officer, Citizens National Bank
                          Officer

Raymond L. Fair           Vice President     Attorney-at-Law; Director,
71                        and Secretary      Citizens Financial Corp.


                                         Principal Occupation and
                       Present           Banking Experience During
Name and Age           Position          the Last Five Years
------------           --------          -------------------------

Thomas K. Derbyshire   Vice President    Vice President and Chief Financial
40                      and Treasurer    Officer, Citizens National Bank
                                         (April 1995 - present) Vice President,
                                         Comptroller, Citizens National Bank
                                         (June 1991 -April 1995)


Item 11.  Executive Compensation
--------------------------------

     The executive officers of Citizens Financial Corp. serve without compensation from the Company. They are, however, compensated by Citizens National Bank for serving as Bank officers with the exception of Messrs. Armentrout and Fair who are not employed by the Bank. The following table sets forth the compensation of the Company's CEO for the years 1998, 1997 and 1996. No executive officers received total annual salary and bonus exceeding $100,000.

                          SUMMARY COMPENSATION TABLE

                                                           Other Annual
       Name and                            Salary          Compensation
  Principal Position               Year      $      Bonus    $
---------------------------------  ------  -------  -----  --------------

Robert J. Schoonover,                1998   81,308      -   10,766 (1) (2)
President & CEO (1)                  1997   76,269      -    9,217 (1) (2)
                                     1996   66,198      -    7,414 (1) (2)


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

     Neither the Company nor the Bank maintain any form of stock option, stock appreciation rights, or other long-term compensation plans. Directors of the registrant are compensated for meetings attended in the amount of $100 per meeting. Directors of the Bank receive $400 per meeting. Under normal circumstances, the Board of Citizens Financial Corp. meets quarterly while the Citizens National Bank Board meets monthly. Directors who are members of the Bank's loan committee, which meets weekly, receive $400 per month. In addition, the chairman of Citizens Financial Corp. receives $1,350 per month for service in that capacity, while the vice-president receives $550. The senior vice-president of the Bank receives $1,100 monthly for his services. No employment contracts or change in control arrangements exist between any executive officer and the registrant, or it's subsidiary.

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

     The following table represents the normal pension, beginning at age sixty-five based upon assumed final pay and years of credited services:

                              Annual Benefits
                ------------------------------------------
                15 yrs.          20 yrs.          25 yrs.
Assumed         Credited         Credited         Credited
Remuneration    Service          Service          Service
--------------  --------         --------         --------
 $20,000         $ 3,780         $ 5,040         $ 6,300
  40,000           8,280          11,040          13,800
  60,000          12,780          17,040          21,300
  80,000          17,280          23,040          28,800
 100,000          21,780          29,040          36,300
 120,000          26,280          35,040          43,800


     The estimated credited years of service for the executive officers of Citizens Financial Corp. in the pension plan of Citizens National Bank are as follows:

                          Years of Credited Service*
                          --------------------------

     Robert J. Schoonover                   25
     Thomas K. Derbyshire                    7

     * Max L. Armentrout and Raymond L. Fair are not participants in the pension plan of Citizens National Bank.

401-(k) Plan
------------

     The Bank has established a 401-(k) plan for the benefit of all employees who meet eligibility requirements. A description of the Plan, the eligibility requirements and the contributions made to the Plan by the Bank for the years ended December 31, 1998, 1997 and 1996 may be found in Note 9 to the Consolidated Financial Statements which begins on page 42 of this report.

Executive Supplemental Income Plan
----------------------------------

     The Bank has entered into a nonqualified supplemental income plan with certain senior officers as described in Note 9 to the Consolidated Financial Statements which begins on page 42 of this report. A copy of the Plan, and the amendments thereto, are incorporated herein by reference to the exhibits contained in the Company's Forms 10-K dated December 31, 1996 and 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The following table lists each shareholder who is the beneficial owner of more than 5% of the Company's common stock, the only class of stock outstanding, as of February 28, 1999.

Name and Address          Amount and Nature of   Percent
of Beneficial Owner       Beneficial Ownership  of Class
-------------------       --------------------  ---------

Cede & Co.                       87,976          11.73%
P. O. Box 20
Bowling Green Station
New York, NY  10004

     The following table sets forth the amount and percentage of stock of Citizens Financial Corp. beneficially owned by each director and executive officer of the Company, and by all directors and executive officers as a group, as of February 28, 1999.

                        Shares of Stock Beneficially Owned      Percent of
                        ----------------------------------
Name                    Direct       Indirect        Total      Ownership
----                    ------       --------        -----      ---------
Robert N. Alday            500        25,000 (1)    25,500         3.86
Max L. Armentrout       21,125         4,000 (2)    25,125         3.80
Virginia C. Chabut       6,500           -           6,500          .98
Raymond L. Fair          3,800         4,200 (3)     8,000         1.21
John F. Harris             500         5,500 (4)     6,000          .91
Cyrus K. Kump              750         1,750 (5)     2,500          .38
Robert J. Schoonover       500           100 (6)       600          .09
Emery Thompson, Jr.        500        18,580 (7)    19,080         2.88
L. T. Williams           1,750           -           1,750          .26
Thomas K. Derbyshire        70           -              70          .01
Other directors and
executive officers of
the Bank                 5,825         9,135        14,960 (8)     2.26
All Directors and
executive officers
as a group              41,820        68,265       110,085        16.64


(1) Mr. Alday's indirect ownership includes 11,600 shares owned by his wife and 13,400 shares which he votes for the Phil Williams Coal Company.

(2)  These 4,000 shares are owned by Mr. Armentrout's wife.

(3)  These 4,200 shares are owned by Mr. Fair's wife.

(4)  These 5,500 shares are jointly owned by Mr. Harris and his wife.

(5) Mr. Kump's indirect ownership includes 750 shares owned by his wife and 1,000 held by his wife as custodian for their children.

(6)  These 100 shares are owned jointly by Mr. Schoonover and his wife.

(7) Mr. Thompson's indirect ownership includes 13,580 shares which are jointly owned with his wife, 4,500 owned solely by his wife and 500 shares jointly owned by his wife and brother-in-law.

(8) This figure represents the ownership of persons who are directors or officers of the subsidiary bank but not of the Company. Such persons number thirteen.

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

     During the year 1998, the highest aggregate indebtedness of all executive officers and directors of the holding company, its subsidiary, and their related interest was $5,550,000 or 33.33 percent of the equity capital of Citizens Financial Corp. As of December 31, 1998, outstanding loan balances to related parties totaled $4,917,000 or 29.53 percent of equity capital with unused lines of credit of $1,354,000 or 8.13 percent of the equity capital of Citizens Financial Corp. outstanding to these parties.

     Other than loans originated in the normal course of business by the Bank, none of the directors, executive officers, 5 percent or more beneficial stockholders or their immediate family members have an interest or are involved in any transactions with Citizens Financial Corp. or Citizens National Bank in which the amount involved exceeds $60,000, or was not subject to the usual terms or conditions, or was not determined by competitive bids. Information related to loans granted to related parties in excess of $60,000 is contained in Note 4 to the Consolidated Financial Statements, which begins on page 38 of this report. Similarly, no director, executive officer or 5 percent or more beneficial stockholder has an equity interest in excess of 10 percent in a business or professional entity that has made payments to or received payments from Citizens Financial Corp. or Citizens National Bank in 1998 which exceeds 5 percent of either party's gross revenue.

Part IV
-------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a) (1) and (2) Financial Statements and Financial Statement Schedules. All financial statements and financial statement schedules required to be filed by Item 8 of this Form or by Regulation S-X which are applicable to the registrant have been presented in the financial statements, notes thereto, in management's discussion and analysis of financial condition and results of operations or elsewhere where appropriate.
     (3) Listing of Exhibits - see Index to Exhibits on page 60.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of 1998.

(c)  Exhibits - see index to Exhibits on page 60 of this Form 10-K.

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

Item 14(c)  Index to Exhibits
-----------------------------

                                               S-K 601                Sequential
Description                                Table Reference            Page Number
-----------                                ---------------            -----------

Plan of acquisition, reorganization,
 arrangement, liquidation or succession          2                         N/A
Articles or incorporation and bylaws:            3                         N/A
 (a) Articles of Incorporation                                             (c)
 (b) Bylaws                                                               64-71
Instruments defining the rights of security
  holders including indentures                   4                         N/A
Voting trust agreements                          9                         N/A
Material contracts                              10                         (d)
Statement Re: Computation of per
 share earnings                                 11                         (a)
Statements Re: Computation of ratios            12                         (a)
Letter re: change in certifying accountant      16                         N/A
Letter re: change in accounting principles      18                         N/A
Subsidiaries of the registrant                  21                         72
Published report regarding matters
 submitted to vote of security holders          22                        73-76
Consents of experts and counsel                 23                         77
Power of attorney                               24                         N/A
Financial data schedules                        27                        78-80
Additional exhibits                             99                         (b)


(a) The computation of minimum standard capital ratios, which are shown on page 48 of this filing, was done as specified in applicable regulatory guidelines. All other ratios presented may clearly determined from the material contained in this filing.

(b) List of permitted nonbanking activities previously filed on pages 47-49 of Form S-4 Registration Statement of Citizens Financial Corp., SEC File No. 33-11423, dated February 19, 1987 is incorporated by reference into this filing.

(c) The Company's Articles of Incorporation, which were previously filed on pages 54-63 of its Form 10-K dated December 31, 1995 are incorporated by reference into this filing.

(d) The Bank's Executive Supplemental Income Agreement as previously filed on pages 74 -80 of its Form 10-K dated December 31, 1995 and thereafter amended and filed on page 62 of the Company's Form 10-K dated December 31, 1996, is incorporated by reference into this filing.

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

        Signature                Title                          Date
        ---------                -----                          ----

/s/  Max L. Armentrout        Chairman of the Board           3/10/99
--------------------------
     Max L. Armentrout        and Director


                              Director                      __________
--------------------------
     Robert N. Alday


                              Director                      ___________
--------------------------
     Virginia C. Chabut


/s/  Raymond L. Fair          Director                        3/10/99
--------------------------
     Raymond L. Fair


/s/  John F. Harris           Director                        3/10/99
--------------------------
     John F. Harris


/s/  Cyrus K. Kump            Director                        3/10/99
--------------------------
     Cyrus K. Kump


/s/  Robert J. Schoonover     Director                        3/10/99
--------------------------
     Robert J. Schoonover


/s/  Emery Thompson, Jr.      Director                        3/10/99
--------------------------
     Emery Thompson, Jr.


/s/  L. T. Williams           Director                        3/10/99
--------------------------
     L. T. Williams

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
 SECTION 15 (D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
                       PURSUANT TO SECTION 12 OF THE ACT
                       ---------------------------------

The entire annual report and proxy materials mailed to the Company's stockholders will be furnished to the Commission for its information under separate cover, in paper format, concurrent with submission to stockholders on or about March 17, 1999.