Form 10-Q
period 1999-03-31
CITIZENS FINANCIAL CORP/DE/
filed 1999-05-06
CIK 764156

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended                     March 31, 1999
                               ------------------------------------------------
Commission file number 2-96144
                       -------



                             CITIZENS FINANCIAL CORP.
--------------------------------------------------------------------------------
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



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           Yes   X    No
                                                       -------   ------


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Outstanding at
                Class                       March 31, 1999
                -----                       ---------------
     Common Stock ($2 par value)                661,567


              This report contains 23 pages.

                                   FORM 10-Q
                            CITIZENS FINANCIAL CORP.
                          Quarter Ended March 31, 1999



                                     INDEX


                                                      Page No.
                                                      --------

Part I.   Financial Information

      Condensed Consolidated Balance Sheets
       March 31, 1999 and December 31, 1998.............. 3

      Condensed Consolidated Statements of Income
       Three Months Ended
       March 31, 1999 and March 31, 1998................. 4, 5

      Condensed Consolidated Statements of
       Changes in Shareholders' Equity
       Three Months Ended
       March 31, 1999 and March 31, 1998................. 6

      Condensed Consolidated Statements of
       Cash Flows
       Three Months Ended
       March 31, 1999 and March 31, 1998................. 7

      Statements of Comprehensive Income
       Three Months Ended
       March 31, 1999 and March 31, 1998................. 8

      Notes to Condensed Consolidated
       Financial Statements.............................. 9 - 13

      Management's Discussion and Analysis
       of Financial Condition and Results
       of Operations..................................... 14 - 21

Part II.  Other Information and Index to Exhibits........ 22

      Signatures......................................... 23

                         PART I - FINANCIAL INFORMATION

                            CITIZENS FINANCIAL CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)



                                                      March 31,   Dec. 31,
                                                        1999        1998
                                                     -----------  --------
                                                     (Unaudited)     *
ASSETS
--------

Cash and due from banks                                $  2,686   $  3,499
Federal funds sold                                        1,875          -
Securities available for sale (Note 2)                   35,587     35,439
Securities held to maturity (estimated fair
  value $7,933 and $8,534, respectively) (Note 2)         7,774      8,373

Loans, less allowance for loan losses of
  $1,110 and $1,109, respectively (Notes 3 and 4)        85,561     85,709
Premises and equipment                                    1,414      1,455
Accrued interest receivable                               1,098      1,262
Other assets                                              1,107        964
                                                       --------   --------
     Total Assets                                      $137,102   $136,701
                                                       ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
   Noninterest bearing                                 $ 13,521   $ 15,342
   Interest bearing                                     100,258     98,122
                                                       --------   --------
     Total deposits                                     113,779    113,464
Short-term borrowings                                     4,500      4,627
Long-term borrowings                                        996      1,013
Other liabilities                                         1,080        948
                                                       --------   --------
     Total liabilities                                  120,355    120,052
                                                       --------   --------
Commitments and contingencies (Note 5)

SHAREHOLDERS' EQUITY
--------------------
Common stock, $2.00 par value, authorized
   2,250,000 issued 750,000 shares                        1,500      1,500
Additional paid in capital                                2,100      2,100
Retained earnings                                        14,607     14,345
Accumulated other comprehensive income                      123        287
Treasury stock at cost, 88,433 shares                    (1,583)    (1,583)
                                                       --------   --------
     Total shareholders' equity                          16,747     16,649
                                                       --------   --------
     Total Liabilities and Shareholders' Equity        $137,102   $136,701
                                                       ========   ========


*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                (In thousands of dollars, except per share data)



                                                                   Three Months Ended
                                                                         March 31,
                                                                -------------------------
                                                                  1999            1998
                                                                       (Unaudited)
INTEREST INCOME
---------------
Interest and fees on loans                                       $1,887           $1,956
Interest and dividends on
  securities:
    Taxable                                                         530              507
    Tax-exempt                                                      100               75
Interest on federal funds sold                                        7               16
                                                                 ------           ------
  Total interest income                                           2,524            2,554
                                                                 ------           ------

INTEREST EXPENSE
----------------
Interest on deposits                                                904              952
Interest on short-term borrowing                                     55               50
Interest on long-term borrowing                                      14               15
                                                                 ------           ------
  Total interest expense                                            973            1,017
                                                                 ------           ------
  Net interest income                                             1,551            1,537
Provision for loan losses                                            43               30
                                                                 ------           ------
  Net interest income after
    provision for loan losses                                     1,508            1,507
                                                                 ------           ------

NONINTEREST INCOME
------------------
Trust department income                                              27               27
Service fees                                                         56               65
Insurance commissions                                                 5                6
Other                                                                38               39
                                                                 ------           ------
  Total noninterest income                                          126              137
                                                                 ------           ------

NONINTEREST EXPENSE
-------------------

Salaries and employee benefits                                      571              513
Net occupancy expense                                                43               71
Equipment rentals, depreciation
  and maintenance                                                    79               75
Data processing                                                     108              101
Advertising                                                          19               24
Other                                                               287              249
                                                                 ------           ------
  Total noninterest expenses                                      1,107            1,033
                                                                 ------           ------

Income before income taxes                                          527              611
Income tax expense                                                  166              201
                                                                 ------           ------
Net income                                                       $  361           $  410
                                                                 ======           ======

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands of dollars, except per share data)
                                  (Continued)



Basic earnings per common share (Note 6)    $    .55  $    .61
                                            ========  ========
Weighted average shares outstanding          661,567   666,981
Dividends per common share                  $    .15  $    .15
                                            ========  ========

The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           (In thousands of dollars)


                                 Three Months Ended March 31, 1999 and 1998
                            -----------------------------------------------------
                                                   (unaudited)
                                                                      Accumulated               Total
                              Common Stock   Additional                  Other                   Share-
                            ---------------   Paid-in   Retained    Comprehensive    Treasury   holders'
                              Shares  Amount  Capital   Earnings        Income        Stock     Equity
                            ---------------------------------------------------------------------------
Balance, January 1, 1998     750,000  $1,500  $2,100     $13,407         $  93        $(1,005)  $16,095
Net income                                                   410                                    410
Net change in unrealized
  gain on securities                                                         0                        0
Purchase of 19,250 shares
  of treasury stock                                                                      (534)     (534)
Cash dividends declared
  ($.15 per share)                                          (100)                                  (100)
                            ---------------------------------------------------------------------------
Balance March 31, 1998       750,000  $1,500  $2,100     $13,717         $  93       $ (1,539)  $15,871
                            ===========================================================================
Balance, January 1, 1999     750,000  $1,500  $2,100     $14,345          $287        $(1,583)  $16,649
Net income                                                   361                                    361
Net change in unrealized
  gain on securities                                                      (164)                    (164)
Cash dividends declared
 ($.15 per share)                                            (99)                                   (99)
                            ---------------------------------------------------------------------------
Balance March 31, 1999      750,000   $1,500  $2,100     $14,607          $123        $(1,583)  $16,747
                            ===========================================================================

The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                                      Three Months Ended
                                                          March 31,
                                                     --------------------
                                                        1999      1998
                                                         (Unaudited)
Cash flows from operating activities:
 Net Income                                          $   361   $   410
 Adjustments to reconcile net income to
  cash provided by operating activities:
  Provision for loan losses                               43        30
  Depreciation and amortization                           53        86
  Amortization and accretion on securities                55        40
  Decrease in accrued interest
    receivable                                           164       157
  Increase in other assets                              (148)     (134)

  Increase in other liabilities                          220       198
                                                     -------   -------

    Cash provided by operating activities                748       787
                                                     -------   -------

Cash flows from investing activities:
 Principal payments, available for sale
  securities                                              93        24
 Proceeds from maturities and calls,
  available for sale securities                        2,500     1,000
 Purchases of available for sale securities           (3,048)   (2,029)
 Proceeds from maturities and calls, held
  to maturity securities                                 599     1,045
 Purchases of held to maturity securities                  0    (1,219)
 Purchases of premises and equipment                      (7)      (43)
 Decrease in loans                                       105     2,302
                                                     -------   -------
   Cash provided by investing
     activities                                          242     1,080
                                                     -------   -------

Cash flows from financing activities:
 Cash dividends paid                                     (99)     (100)
 Acquisition of treasury stock                             0      (534)
 (Decrease) increase in short-term borrowing             (17)      250
 Decrease in long-term borrowing                        (127)      (16)
 Increase in time deposits                               445       634
 Decrease in other deposits                             (130)   (2,004)
                                                     -------   -------
   Cash used by financing activities                      72    (1,770)
                                                     -------   -------

Net increase in cash and cash equivalents              1,062        97
Cash and cash equivalents at beginning of period       3,499     3,512
                                                     -------   -------

Cash and cash equivalents at end of period           $ 4,561   $ 3,609
                                                     =======   =======

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
 Interest                                            $   993   $ 1,040
 Income Taxes                                        $     3   $     0
Supplemental Schedule of Noncash Investing
 and Financing Activities:
 Other real estate and other assets acquired in
   settlement of loans                               $     0   $     0

The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.

                       STATEMENTS OF COMPREHENSIVE INCOME

                           (In thousands of dollars)


                                           Three Months Ended
                                                March 31
                                           -------------------
                                              1999   1998
                                               (Unaudited)
Net income                                   $ 361    $410
Other comprehensive income, net of tax:
  Unrealized gains/(losses) on securities
    Gain/(loss) arising during the period     (164)      0
    Reclassification adjustment                  0       0
                                             -----    ----
  Other comprehensive income, net of tax      (164)      0
                                             -----    ----
Comprehensive income                         $ 197    $410
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

  The condensed consolidated statements contained herein include the accounts of Citizens Financial Corp. and its wholly-owned subsidiary Citizens National Bank ("the Bank"). All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens' 1998 Annual Report to Shareholders and Form 10-K.

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

NOTE 2 - SECURITIES
         ----------

  The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 1999 and December 31, 1998 are summarized as follows (in thousands):



                                               March 31, 1999
                                ------------------------------------------------
                                 Carrying
                                   Value                               Estimated
                                (Amortized   Unrealized     Unrealized    Fair
                                   Cost)       Gains          Losses     Value
---------------------------------------------------------------------------------
                                                    (Unaudited)
Held to maturity:
Tax-exempt state and political
subdivisions..................    $  7,774    $    159      $  0        $ 7,933
                                  --------    --------      --------    -------
Total securities
  held to maturity............    $  7,774    $    159      $  0        $  7,933
                                  ========    ========      ========    ========


                                                                     Carrying
                                                                      Value
                                                                   (Estimated
                               Amortized  Unrealized   Unrealized     Fair
                                 Cost        Gains       Losses      Value)
-------------------------------------------------------------------------------
                                          (Unaudited)
Available for sale:
U.S. Treasury securities.....    $ 2,522        $ 27          $ 0     $ 2,549
U.S. Government agencies
  and corporations...........     12,354         114           48      12,420
Mortgage backed securities-
  U.S. Government agencies
  and corporations..............    1,725          0           15       1,710
Corporate debt securities.......   17,219        134           24      17,329
Taxable state and political
subdivisions..................      1,034          1            0       1,035
Federal Reserve Bank stock......      108          0            0         108

Federal Home Loan Bank stock....      436          0             0        436
                                 --------    -------       -------   --------
Total securities available
 for sale....................    $ 35,398    $    276      $    87   $ 35,587
                                 ========    ========      ========  ========




                                                December 31, 1998*
                                 --------------------------------------------------

                                  Carrying
                                    Value                                 Estimated
                                 (Amortized   Unrealized      Unrealized     Fair
                                    Cost)       Gains          Losses       Value
------------------------------------------------------------------------------------
Held to maturity:
Tax-exempt state and political
subdivisions..................    $  8,373    $    161        $   -       $  8,534
                                  --------    --------        --------    --------
Total securities
 held to maturity............    $  8,373     $    161        $   -       $  8,534
                                 ========     ========        ========    ========


*From audited financial statements.


                                                                         Carrying
                                                                           Value
                                                                        (Estimated
                                    Amortized  Unrealized  Unrealized      Fair
                                      Cost       Gains       Losses       Value)
                                   ----------  ----------  -----------  ----------
                                                         *
----------------------------------------------------------------------------------
Available for sale:
U.S. Treasury securities........     $ 3,028      $ 42         $ 0        $ 3,070
U.S. Government agencies
  and corporations..............      11,313       166          18         11,461
Mortgage-backed securities -
  U.S. Government
  agencies and corporations.....       1,819         0           6          1,813
Corporate debt securities.......      17,250       254           0         17,504
Taxable state and
  political subdivisions........       1,044         3           0          1,047

Federal Reserve Bank stock......         108         0           0            108
Federal Home Loan Bank stock....         436         0           0            436
                                     -------      ----         ---        -------
Total securities available for
sale . . . . . . . . . . . . . .    $ 34,998      $465         $24        $35,439
                                    ========      ====         ===        =======


  The maturities, amortized cost and estimated fair values of the Bank's securities at March 31, 1999 are summarized as follows (in thousands):


                                               Held to maturity       Available for sale
                                           -----------------------   --------------------
                                           Amortized     Estimated   Amortized   Estimated
                                              Cost      Fair Value     Cost     Fair Value
                                           ----------   ----------   ---------  ----------
Due within 1 year                              $  589      $  591    $ 8,056     $ 8,118
Due after 1 but within 5 years                  6,484       6,613     24,083      24,224
Due after 5 but within 10 years                   701         729      2,225       2,210
Due after 10 years                                  -           -        490         491
Equity securities                                   -           -        544         544
                                               ------      ------    -------     -------
                                               $7,774      $7,933    $35,398     $35,587
                                               ======      ======    =======     =======

  Mortgage backed securities included above carry a maturity date of less than one year. The Company's equity securities are required to be held for membership in the Federal Reserve and Federal Home Loan Bank; memberships which are expected to continue indefinitely.

  The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the three month periods ended March 31, 1999 and 1998 are as follows (in thousands):



                                           Proceeds From              Gross Realized
                                  -------------------------------     ---------------
                                            Calls and   Principal
                                   Sales   Maturities   Payments       Gains    Losses
                                  -------------------------------     ----------------
March 31, 1999:
Securities held to maturity        $  0     $    599    $      0        $  0     $  0
Securities available for sale         0        2,500          93           0        0
                                   ------   --------    --------        ------   ----
                                   $  0     $  3,099    $     93        $  0     $  0
                                   ======   ========    ========        ======   ====
March 31, 1998:
Securities held to maturity        $  0     $  1,045    $      0        $  0     $  0
Securities available for sale         0        1,000          24           0        0
                                   ------   --------    --------        ------   ----
                                   $  0     $  2,045    $     24        $  0     $  0
                                   ======   ========    ========        ======   ====


  At March 31, 1999 and December 31, 1998 securities with an amortized cost of $11,602,000 and $11,563,000, respectively, with estimated fair values of $11,721,000 and $11,768,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

  At March 31, 1999, the company had a concentration within its corporate debt securities classification which included obligations of financial services industry companies with global operations having an approximate amortized cost of $8,556,000 and an estimated fair value of $8,617,000. There were no concentrations with any one issuer.

*From audited financial statements.

NOTE 3 - LOANS
         -----

  Total loans are summarized as follows (in thousands):



                                          March 31, 1999      December 31, 1998
                                          --------------      -----------------
                                            (Unaudited)                *
Commercial, financial and agricultural        $14,195               $13,366
Real estate - construction                      1,445                 1,680
Real estate - mortgage                         59,132                59,303
Installment loans to individuals               10,862                11,599
Credit card loans                                 859                   904
Other                                             241                    23
                                              -------               -------
 Total loans                                   86,734                86,875
Net deferred loan origination costs               (29)                  (20)
Less unearned income                               34                    37
                                              -------               -------
 Total loans net of unearned income and
  net deferred loan origination costs          86,671                86,818
Less allowance for loan losses                  1,110                 1,109
                                              -------               -------
 Loans, net                                   $85,561               $85,709
                                              -------               -------



* From audited financial statements

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

   Analyses of the allowance for loan losses are presented below (in thousands):



                                                                       Three Months Ended
                                                                           March 31,
                                                                       -------------------
                                                                          1999      1998

Balance at beginning of period                                          $ 1,109   $ 1,094
                                                                        -------   -------
Loans charged off:
 Commercial and industrial                                                   18         3
 Real estate - mortgage                                                       0         0
 Consumer and other                                                           9        30
 Credit card                                                                 24        19
                                                                        -------   -------
  Total                                                                      51        52
                                                                        -------   -------

Recoveries:
 Commercial and industrial                                                    0         1
 Real estate - mortgage                                                       0         0
 Consumer and other                                                           5         3
 Credit card                                                                  4         4
                                                                        -------   -------
  Total recoveries                                                            9         8
                                                                        -------   -------

Net losses                                                                   42        44

Provision for loan losses                                                    43        30
                                                                        -------    ------
Balance at end of period                                                $ 1,110    $ 1,080
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

NOTE 6 - EARNINGS PER SHARE
         ------------------

  Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the three months ended March 31, 1999 and 1998 the weighted average number of shares were 661,567 and 666,981, respectively. During the periods ended March 31, 1999 and 1998 the Company did not have any dilutive securities.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



  The following discussion and analysis presents the significant changes in financial condition and the results of operations of Citizens Financial Corp. and Subsidiary for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 1998 Annual Report to Shareholders and Form 10-K. Since the primary business activities of Citizens Financial Corp. are conducted through the Bank, this discussion focuses primarily on the financial condition and operations of the Bank. Included in this discussion are forward looking statements based on management's current expectations, actual results, however, may differ. Amounts and percentages used in this discussion have been rounded.

EARNINGS SUMMARY
----------------

  Net income for the first quarter of 1999 was $361,000, down $49,000 from $410,000 in the first quarter of 1998. On a per share basis earnings registered a similar decrease from $.61 to $.55. These levels of income represent annualized returns on average assets of 1.08% and 1.27%, respectively. Return on average equity also decreased from 10.48% to 8.82%. Details concerning the Company's results of operations are discussed in the following sections of this report.

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

  Net interest income for the first quarter of 1999 totaled $1,551,000, up fractionally from $1,537,000 in the first quarter of 1998. When viewed on a tax-equivalent basis the increase was similar, rising $13,000 to $1,603,000.

  Tax-equivalent interest income, the first of the two components comprising net interest income, decreased $31,000 when compared to the first quarter of 1998 to $2,576,000. In large part this is due to the placement of a specific commercial loan on nonaccrual status. Had this loan been accruing interest the quarterly total would have been $2,604,000 which is just $3,000 below the first quarter 1998 total. A further discussion of the circumstances surrounding this loan is presented later in this report.

  In addition to the nonaccural loan, interest income is being impacted by both increased levels of earning assets and a lower interest rate environment. Average earning assets for the quarter of $130.6 million are $4.4 million in excess of the first quarter 1998 average. These funds are primarily being invested in the securities portfolio. As a result, tax-equivalent security income of $682,000 is $58,000, or 9.3%, more than in the first quarter of 1998. The lower rate environment, however, has caused tax-equivalent loan income to decrease $80,000 from $1,967,000 in the first quarter of 1998 to $1,887,000 in the first quarter of 1999. This drop reflects the downward repricing of the Bank's substantial portfolio of one year adjustable rate mortgages. In total, the tax-equivalent yield on earning assets of 8.01% is 36 basis points lower than in the first quarter of 1998.

  Interest expense, the other component of net interest income, decreased $44,000 when compared to the first quarter of last year despite the fact that the average balance of interest bearing liabilities was up $3.2 million. This is the result of lower interest rates. The overall cost of interest bearing liabilities for the quarter of 3.76% is 29 basis points lower than in the first quarter of 1998 reflecting several rate reductions implemented in late 1998.

  This combination of higher average balances and lower rates produced a tax-equivalent net interest margin of 4.99% for the quarter, down from 5.11% in the first quarter of last year but still significantly above the peer average.

NONINTEREST INCOME
------------------

  Noninterest income includes all revenues which are not included in interest and fee income relating to earning assets. Total noninterest income for the quarter of $126,000 was $11,000, or 8.0%, below last year's $137,000. Nearly all of this decrease may be attributed to lower service fees, particularly overdraft fees and fees on commercial deposit accounts. Overdrafts decreased approximately 10% from $33,000 to $30,000. Commercial account fees, however, fell nearly 90% from $6,600 to $700. This decrease is due to the loss of one specific commercial deposit customer subsequent to the first quarter of 1998. At that time management determined that the fees generated by the account were not sufficient to cover the related costs and the deposit relationship ceased. Future commercial account fees are expected to continue to approximate their current levels.


  During the quarter the Bank began offering brokerage services, including stocks, bonds, mutual funds and annuities, to its customers. This venture has thus far exceeded expectations in terms of sales activity and has generated net brokerage fees of $5,000. The effect on the deposit base has been limited as less than one quarter of the total sales have come from Bank deposits. In the long-term, management believes this service will actually increase deposits. As of March 31, 1999, it is estimated that second quarter brokerage activity will exceed first quarter levels.

NONINTEREST EXPENSE
-------------------

  Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Total noninterest expense for the first quarter of 1999 of $1,107,000 was $74,000, or 7.2%, greater than during the first quarter of 1998.

  The majority of this increase was due to higher salary and benefit costs, up $58,000 to $571,000. Salaries have increased approximately $35,000 as a result of the retention of a full-time broker and a new trust officer in addition to regular compensation adjustments. As a consequence of this, payroll related taxes also increased. Increases were also experienced in group insurance and pension expense. Group insurance costs, including the Company's partially self-funded medical plan, increased 6% during the quarter to $105,000. The cost of the medical plan is borne entirely by the Company. The pension plan continues to enjoy an overfunded status but the net periodic pension benefit decreased by $7,000 during the quarter.

  Smaller increases were experienced in equipment costs and data processing while other noninterest expense increased by $38,000 to $287,000 for the quarter. This reflects increases in a number of items including postage, stationery and supplies, professional fees, educational expense, software costs and directors fees. Management expects several of these items, including stationery, professional fees and educational expense, to be reduced during the remainder of the year. The increase in director fees is due solely to an increase in the number of directors.

  Two categories of noninterest expense, occupancy expense and advertising, decreased during the quarter. Net occupancy expense fell by $28,000, or 39.4%, for the quarter as a major building addition became fully depreciated during 1998. The decrease in advertising, which was $5,000, reflects a more focused approach to marketing the Bank's products and services.

INCOME TAXES
------------

  The Company's provision for income taxes, which totaled $166,000 in the first quarter of 1999 and $201,000 in the first quarter of 1998, includes both federal and state income taxes. Included in these amounts are deferred tax benefits of $17,000 and $22,000, respectively. The effective tax rates during the two periods were 31.5% in 1999 and 32.9% in 1998.

FINANCIAL CONDITION
-------------------

  Average total assets during the first quarter of 1999 were $136,296,000, up $4.6 million from the first quarter of 1998. A detailed discussion of the Bank's financial condition, and its various balance sheet components follows.

LOAN PORTFOLIO
--------------

  The loan portfolio, which represents Citizens' largest asset, was nearly steady during the first quarter decreasing by just $141,000 to $86,734,000. The biggest change among the various loan portfolios was in the commercial loan portfolio. This portfolio increased $829,000, or 6.2%, during the quarter to $14,195,000. Competitive pressures from auto manufactures and a variety of mortgage providers continue to make loan growth at acceptable yields and risk levels difficult for those types of loans. However, management believes that with both the recent and expected improvements to the local economy, there exists a good opportunity to expand and develop the commercial loan portfolio. In the year since March 31, 1998 this portfolio increased by more than 26%.
Over the past two years the portfolio has increased by nearly 34%.

  This emphasis on commercial development can also be found in the mortgage portfolio, which includes loans to commercial enterprises secured by real property, in addition to traditional residential mortgage loans. Of the $59,132,000 in total mortgage loans outstanding at quarter-end, $18,531,000 are to commercial enterprises and $38,121,000 are for traditional residential mortgages. The commercial portion is up $579,000 since year-end, $2.3 million over the past year, and $3.8 million over the prior two years. In contrast, residential lending has fallen $883,000 during the quarter and is down $1.5 million and $5.0 million over the previous one and two year periods, respectively. During this time many homeowners changed from adjustable rate mortgages, which were very popular in Citizens marketplace, to long-term fixed rate mortgages typically offered through mortgage brokers and sold on the secondary market. To date, the Banks' involvement in this type of product has not been extensive although several strategies designed to improve competitiveness are being considered.

  The Bank's third major loan portfolio is the installment portfolio. This portfolio decreased $737,000 during the first quarter of 1999 to $10,862,000. This is similar to the pattern in both 1997 and 1998. For several years prior to 1997 the Bank successfully sought auto loans. Now, as these loans amortize and manufacturers offer special financing incentives, the Bank finds itself unable to maintain these higher loan balances at acceptable yields and risk levels.

  The Bank's remaining loan portfolios, including construction and credit cards, are relatively small and have not exhibited changes which are material to the overall portfolio. However, the credit card portfolio, which had a quarter-end balance of $859,000, will be sold during the second quarter due to an inability to increase the size of the portfolio and the relatively high level of charge-offs which have been experienced. Net credit card charge-offs during the first quarter of 1999 were $20,000. Over the past three years, net credit card charge offs have averaged $61,000 per year.


  The Bank is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At March 31, 1999 commitments to extend credit, including unused lines of credit, totaled $11,745,000 while letters of credit totaled $198,000.

  Company policy requires those loans which are past due 90 days or more be placed on nonaccrual status unless they are both well secured and in the process of collection. The following table provides a summary of past due loans and nonperforming assets.


              Summary of Past Due Loans and Nonperforming Assets
              --------------------------------------------------
                                (in thousands)



                                      March 31                   December 31
                              ------------------------           -----------
                                 1999           1998                 1998
                                   (unaudited)                        *


Loans past due 90 or more days
 still accruing interest       $   14         $   18               $   21
                                =====          =====                =====

Nonperforming assets:
 Nonaccruing loans             $1,218         $   85               $   53
 Other real estate owned           42              0                   75
                                -----          -----                ------
                               $1,260         $   85               $  128
                               ======         ======               ======


* From the Company's Form 10-K filing dated December 31, 1998

  The large increase in nonaccrual loans may be attributed to one specific credit totaling $1,185,000 involving a customer engaged in the extractive industry. Due to production setbacks this customer is experiencing cash flow problems and was 110 days past due at quarter-end. Foreclosure proceedings are being initiated. Potential losses are estimated at $450,000 as certain forms of collateral, particularly equipment, have decreased in value. Such loss, and any others which may be reasonably anticipated, has been provided for in the allowance for loan losses. Management makes this determination by its analysis of overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers and other factors. At March 31, 1999, the allowance for loan losses was $1,110,000, or 1.28% of gross loans. Given the inherent risk contained in the portfolio, including the nonaccrual loan described above as well as commitments to extend credit, this level is considered adequate. Management is not aware of any trends, uncertainties or other information relating to the loan portfolio which it expects will materially impact future operating results, liquidity or capital resources.

  The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision totaled $43,000 during the first quarter of 1999 and $30,000 during the first quarter of 1998. An analysis of the allowance for loan losses may be found in
Note 4 to the financial statements.

SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD
-------------------------------------------

  The Bank's securities portfolio consists of available for sale and held to maturity securities while no securities are maintained in a trading account. At March 31, 1999, the held to maturity portfolio totaled $7,774,000 consisting solely of tax-exempt municipal securities which are expected to be held until they mature in order to benefit from their tax advantaged status. Management is attempting to take full advantage of such tax saving opportunities when available although no such securities were purchased during the first quarter.

  Management also attempts to emphasize the available for sale portfolio due to the flexibility it allows in managing the balance sheet structure and addressing asset/liability issues. At March 31, 1999 this portfolio had an estimated fair value of $35,587,000, $189,000 in excess of the amortized cost. Such excess represents an unrealized gain.

  This portfolio, which represents 82% of the total securities portfolio, is invested primarily in U.S. Treasury and agency obligations and investment grade corporate debt instruments. The treasury and agency portion of the portfolio, including agency backed mortgage securities, total $16,679,000 at quarter-end or 46.9% of the available for sale portfolio. Corporate debt securities totaling $17,329,000 comprised 48.7%. The remainder of the portfolio, which totals $1,579,000, consists of taxable municipal obligations and stock which the Bank is required to hold for membership in the Federal Reserve Bank and the Federal Home Loan Bank.

  The Bank has typically favored investments with maturities of five years or less which have known cash flow patterns. Such instruments typically provide greater safety, less market value fluctuation and more simplified asset/liability issues. However, some callable securities and mortgage backed securities may be purchased from time to time for their increased yield. As of the report date, callable securities totaled $4,920,000 while mortgage backed securities were $1,710,000.

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

  At March 31, 1999 the balance of federal funds sold was $1,875,000. The average federal funds sold balance during the quarter was $563,000. There were no federal funds sold at year-end 1998.

DEPOSITS AND OTHER FUNDING SOURCES
----------------------------------

  Total deposits at March 31, 1999 of $113,779,000 were little changed from their year-end total of $113,464,000. Average quarterly deposits of $113,266,000 also provides an indication of deposit stability. However, while first quarter deposits have been stable, they are well above the first quarter 1998 average of $110,130,000.

  Noninterest bearing deposits decreased $1,821,000 to $13,521,000 during the quarter. The year-end level, however, was unusually high while the current level more closely approximates expected levels. In contrast to this interest bearing deposits grew $2,136,000, or 2.2%, to $100,258,000 during the quarter. The area of greatest growth was passbook savings which increased by $1,038,000 to $22,153,000 despite the lower interest rates which have been in effect since the fourth quarter of 1998. Lesser increases were also experienced in all of the Bank's other major deposit categories. Interest bearing checking accounts increased by $604,000, money market accounts increased by $222,000, and certificates of deposit increased by $455,000.

  At quarter-end all of the Bank's major deposit categories are equal to or in excess of budgeted levels and management is pleased with the total deposit growth over the last year of $4.7 million, or 4.4%. The Bank's $11 million portfolio of jumbo certificates, which increased dramatically during 1998's stock market volatility, has been very stable to date. During the first quarter virtually all such maturing securities were retained by the Bank. Management is aware, that approximately $7.4 million of such certificates will mature before year-end. Efforts to retain such deposits will be based on competitive pricing but management does not intend to engage in above market pricing practices in order to retain deposits.

  In addition to deposits the Bank may generate funding by the use of borrowings. Neither the Bank's short-term borrowings, which consist of repurchase agreements, nor its' long-term borrowings from the Federal Home Loan Bank of Pittsburgh, changed significantly during the first quarter.

CAPITAL RESOURCES
-----------------

  The Company continues to maintain a strong capital base. Total capital at March 31, 1999 of $16,747,000 is $98,000 more than at year-end and represents 12.2% of assets. Capital levels increased during the quarter as a result of earnings. Dividends of $99,000 and a decrease in the unrealized gain on available for sale securities of $164,000 had the opposite effect.

  The Federal Reserve's risk-based capital guidelines provide for the relative weighting of both on-balance-sheet and off-balance-sheet items based on their degree of risk. The Company continues to exceed all regulatory capital requirements as shown in the table below and is unaware of any trends or uncertainties, nor do any plans exist, which may materially impair or alter its capital position.



                        Minimum Capital Standard Ratios
----------------------------------------------------------------------
                                          Citizens         Regulatory
                                       Financial Corp.    Requirements
----------------------------------------------------------------------
Total capital to risk weighted assets      18.56%            8.0%
Tier I capital to risk weighted assets     17.40%            4.0%
Tier I capital to adjusted total assets    12.19%            3.0%

  No changes in the Company's capital structure occurred during the first quarter and capital expenditures were minimal. For the remainder of 1999 capital expenditures are expected to approach $150,000, mostly to upgrade computers and proof machines and to install high speed communications lines required by the Bank's third party data processor. The Company's stock continues to be thinly traded and ranged in price from $50 to $54 per share during the quarter.

LIQUIDITY AND INTEREST RATE SENSITIVITY
---------------------------------------

  The objective of the Company's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of Citizens' liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio, held to maturity securities due within one year, and short-term funds such as federal funds sold. At March 31, 1999 these sources totaled $26,381,000 or 19.2% of total assets. In addition, liquidity may be generated through loan repayments and over $52,000,000 of available borrowing arrangements with correspondent banks. Each quarter management tests the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. At March 31, 1999 this test indicates the Bank is well positioned and has ample liquidity to satisfy normal business needs. Details on both the sources and uses of cash are presented in the Statements of Cash Flows contained in the financial statements.

  The Company is also actively planning to meet any liquidity requirements which may, or may not, occur as a result of the Year 2000 issue. Such plans extend beyond the more usual planning as described above and will continue to evolve as the year-end approaches.

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

  One common interest rate risk measure is the gap, or difference between rate sensitive assets and rate sensitive liabilities. As of March 31, 1999, the Company's cumulative one year gap to total assets ratio was a negative 3.74% negative which is little changed from negative 4.15% at December 31, 1998. This indicates the Bank may experience a reduction in net interest income in the event interest rates rise. However, because of certain assumptions inherent in gap theory, the Bank also utilizes financial modeling programs to measure and control its interest rate risk. In such programs changes in net interest income are forecast under various interest rate scenarios. Instantaneous shifts in interest rates of up to 200 basis points are regularly tested.

YEAR 2000 COMPLIANCE
--------------------

  Historically, certain computerized systems have had two digits rather than four digits to define the applicable year, which could result in recognizing a date using 00 as the year 1900 rather than the year 2000. This could result in failures or miscalculations and is generally referred to as the Year 2000 issue.

  Because the Bank, as well as some of its suppliers, customers and service providers, is heavily dependent on computers to conduct its business operations it recognizes and seeks to responsibly address the Year 2000 issue. Failure to address Year 2000 issues could result in business disruption that could materially affect the Company's operations, liquidity or capital resources. A Year 2000 Task Team has been assembled to study, test and remedy Year 2000 issues. This team includes members of senior management and reports regularly to the Board of Directors. The team has inventoried all computer related or dependent hardware and software, identified those which are critical, and assessed the Year 2000 compliance of each component. Testing of critical items, which involve a third party processor, are being jointly conducted with that processor. During 1998 such tests of the processors' major functions were successful. Additional testing is scheduled for the second quarter of 1999. Backup systems for noncritical functions have also been identified and are also subject to testing. The Bank also has contingency plans which will be implemented in the event of a Year 2000 failure. In addition, the Bank has contacted those customers and vendors, who, if unable to cope with the Year 2000 issue may negatively impact the Bank, to attempt to determine their degree of readiness.

  Through March 31, 1999, the Bank has incurred expenditures in excess of $135,000 in preparation for the Year 2000. Of this amount, just $3,000 was incurred during the first quarter. Included in the total are capital expenditures approximating $82,000. It is not expected that additional capital expenditures of a significant amount will be needed.

  While the Bank believes the tests and procedures in place should minimize the Year 2000 risks and enable it to meet the needs of its customers in the Year 2000, the Bank cannot quantify the potential impact of any unforeseen Year 2000 failures that might occur either internally or from external third parties.

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

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings:
         -----------------

  As of March 31, 1999 Citizens Financial Corp. was not involved in any material legal proceedings. The Bank is currently involved, in the normal course of business, in various legal proceedings. After consultation with legal counsel, management believes that all such litigation will be resolved without materially affecting financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against the Company or the Bank.

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



Date:       5/4/99                        /s/ Robert J. Schoonover
      --------------------              -------------------------------
                                           Robert J. Schoonover
                                           President
                                           Chief Executive Officer



Date:       5/4/99                         /s/ Thomas K. Derbyshire
      --------------------              -------------------------------
                                           Thomas K. Derbyshire
                                           Treasurer
                                           Principal Financial Officer