Form 10-Q
period 1999-06-30
CITIZENS FINANCIAL CORP/DE/
filed 1999-08-05
CIK 764156

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 JUNE 30, 1999
                              ------------------------------------------------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.            Yes   X    No_______
                                                        -------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Outstanding at
             Class                            June 30, 1999
             -----                          -----------------
    Common Stock ($2.00 par value)                660,867


                        This report contains 30 pages.

                                   FORM 10-Q
                            CITIZENS FINANCIAL CORP.
                          Quarter Ended June 30, 1999

                                     INDEX

                                                                 Page No.
                                                                 --------
Part I.  Financial Information

          Condensed Consolidated Balance Sheets
           June 30, 1999 and December 31, 1998................       3

          Condensed Consolidated Statements of Income
           Three Months Ended
           June 30, 1999 and June 30, 1998
           and Six Months Ended
           June 30, 1999 and June 30, 1998....................       4

          Statements of Comprehensive Income
           Three Months Ended
           June 30, 1999 and June 30, 1998
           and Six Months Ended
           June 30, 1999 and June 30, 1998....................       5

          Condensed Consolidated Statements of
           Changes in Shareholders' Equity
           Six Months Ended
           June 30, 1999 and June 30, 1998....................       6

          Condensed Consolidated Statements of
           Cash Flows
           Six Months Ended
           June 30, 1999 and June 30, 1998....................       7

          Notes to Condensed Consolidated
           Financial Statements...............................       8 - 12

          Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations......................................      13 - 20

Part II. Other Information and Index to Exhibits..............      21

          Signatures..........................................      22

                        PART I - FINANCIAL INFORMATION
                           CITIZENS FINANCIAL CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)


                                                      June 30,    December 31,
                                                        1999          1998
                                                     -----------  ------------
                                                     (Unaudited)        *
ASSETS
------
Cash and due from banks                                $  3,924       $  3,499
Federal funds sold                                           78              -
Securities available for sale (Note 2)                   36,042         35,439
Securities held to maturity (estimated fair value
   $7,420 and $8,534, respectively) (Note 2)              7,374          8,373
Loans, less allowance for loan losses of
   $875 and $1,109, respectively (Notes 3 and 4)         85,875         85,709
Premises and equipment                                    1,454          1,455
Accrued interest receivable                               1,141          1,262
Other assets                                              2,164            964
                                                       --------       --------
     Total Assets                                      $138,052       $136,701
                                                       ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
   Noninterest bearing                                 $ 13,255       $ 15,342
   Interest bearing                                     100,316         98,122
                                                       --------       --------
     Total deposits                                     113,571        113,464
Short-term borrowings                                     5,967          4,627
Long-term borrowings                                        978          1,013
Other liabilities                                           924            948
                                                       --------       --------
     Total liabilities                                  121,440        120,052
                                                       --------       --------

Commitments and contingencies (Note 5)

SHAREHOLDERS' EQUITY
--------------------

Common stock, $2.00 par value, authorized
   2,250,000 shares, issued 750,000 shares                1,500          1,500
Additional paid in capital                                2,100          2,100
Retained earnings                                        14,862         14,345
Accumulated other comprehensive income                     (236)           287
Treasury stock, at cost, 89,133 and 88,433
   shares, respectively                                  (1,614)        (1,583)
                                                       --------       --------
     Total shareholders' equity                          16,612         16,649
                                                       --------       --------
     Total Liabilities and Shareholders' Equity        $138,052       $136,701
                                                       ========       ========

*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands of dollars, except per share data)

                                      Three Months Ended   Six Months Ended
                                          June 30,              June 30,
                                      ------------------   ----------------
                                      1999          1998   1999        1998
                                          (Unaudited)        (Unaudited)
INTEREST INCOME
---------------

Interest and fees on loans            $  1,848   $ 1,943   $ 3,735   $ 3,904
Interest and dividends on
 securities:
  Taxable                                  544       510     1,074     1,017
  Tax-exempt                                91        93       191       168
Interest on federal funds sold              15        14        22        30
                                      --------   -------   -------   -------
  Total interest income                  2,498     2,560     5,022     5,119
                                      --------   -------   -------   -------

INTEREST EXPENSE
----------------

Interest on deposits                       905       941     1,809     1,893
Interest on short-term borrowings           62        60       117       110
Interest on long-term borrowings            14        15        28        30
                                      --------   -------   -------   -------
  Total interest expense                   981     1,016     1,954     2,033
                                      --------   -------   -------   -------
  Net interest income                    1,517     1,544     3,068     3,086
Provision for loan losses                   42        30        85        60
                                      --------   -------   -------   -------
  Net interest income after
    provision for loan losses            1,475     1,514     2,983     3,026
                                      --------   -------   -------   -------

NONINTEREST INCOME
------------------

Trust department income                     31        42        58        69
Service fees                                67        74       123       139
Insurance commissions                        6         8        11        14
Other                                       44        29        82        63
                                      --------   -------   -------   -------
  Total noninterest income                 148       153       274       285
                                      --------   -------   -------   -------

NONINTEREST EXPENSE
-------------------

Salaries and employee benefits             599       551     1,170     1,064
Net occupancy expense                       42        71        85       142
Equipment rentals, depreciation
  and maintenance                           78        71       157       146
Data processing                            103        94       211       195
Advertising                                 23        24        42        48
Other                                      261       269       548       518
                                      --------   -------   -------   -------
  Total noninterest expense              1,106     1,080     2,213     2,113
                                      --------   -------   -------   -------

Income before income taxes                 517       587     1,044     1,198
Income tax expense                         163       192       329       393
                                      --------   -------   -------   -------
Net income                            $    354   $   395   $   715   $   805
                                      ========   =======   =======   =======

Basic earnings per common share
 (Note 6)                             $    .53   $   .60   $  1.08   $  1.21
                                      ========   =======   =======   =======

Weighted average shares outstanding    661,082   662,703   661,323   664,830
Dividends per common share            $    .15   $   .15   $   .30   $   .30
                                      ========   =======   =======   =======

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                      STATEMENTS OF COMPREHENSIVE INCOME
                           (In thousands of dollars)

                                      Three Months Ended   Six Months Ended
                                          June 30,              June 30,
                                      ------------------   ----------------
                                      1999          1998   1999        1998
                                          (Unaudited)        (Unaudited)
Net income                             $   354   $  395     $ 715    $ 805
Other comprehensive income,
  net of tax:
  Unrealized gains/(losses) on
    securities
    Gain/(loss)arising during
      the period                          (358)      49      (523)      49
    Reclassification adjustment              2        0         6        0
                                       -------   ------     -----    -----
  Other comprehensive income,
    net of tax                            (356)      49      (517)      49
                                       -------   ------     -----    -----
Comprehensive income                   $    (2)  $  444     $ 198    $ 854
                                       =======   ======     =====    =====

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           (In thousands of dollars)

                                        Six Months Ended June 30, 1999 and 1998
                                  -------------------------------------------------
                                                     (Unaudited)
                                                                        Accumulated                Total
                                                  Additional                Other                   Share-
                                   Common Stock    Paid In  Retained   Comprehensive   Treasury    holders'
                                  ---------------
                                  Shares   Amount  Capital  Earnings       Income        Stock     Equity
                                  -------  ------  -------  --------   -------------   --------   --------
Balance, January 1, 1998          750,000  $1,500   $2,100   $13,407           $  93    $(1,005)   $16,095
Net income                                                       805                                   805
Net change in unrealized gain/
  (loss) on securities                                                            49                    49
Cash dividends declared
  ($.30 per share)                                              (199)                                 (199)
Purchase of 19,250 shares
  of treasury stock                                                                        (534)      (534)
                                  -------  ------  -------  --------   -------------   --------   --------
Balance, June 30, 1998            750,000  $1,500   $2,100   $14,013           $ 142    $(1,539)   $16,216
                                  =======  ======  =======  ========   =============   ========   ========


Balance, January 1, 1999          750,000  $1,500   $2,100   $14,345           $ 287    $(1,583)   $16,649
Net income                                                       715                                   715
Net change in unrealized gain/
  (loss) on securities                                                          (523)                 (523)
Cash dividends declared
  ($.30 per share)                                              (198)                                 (198)
Purchase of 700 shares
  of treasury stock                                                                         (31)       (31)
                                  -------  ------  -------  --------   -------------   --------   --------
Balance, June 30, 1999            750,000  $1,500   $2,100   $14,862           $(236)   $(1,614)   $16,612
                                  =======  ======  =======  ========   =============   ========   ========


The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                                      Six Months Ended
                                                          June 30,
                                                    ---------------------
                                                      1999         1998
                                                          (Unaudited)
Cash flows from operating activities:
  Net Income                                           $   715   $   805
  Adjustments to reconcile net income to
  cash provided by operating activities:
    Provision for loan losses                               85        60
    Depreciation and amortization                          100       171
    Amortization and accretion on securities               100        86
    Gain on sale of securities                             (13)        0
    Loss on sale of assets                                   7         0
    Decrease in accrued interest receivable                121       452
    Increase in other assets                            (1,208)     (632)
    Increase in other liabilities                          251        24
                                                       -------   -------
      Cash provided by operating activities                158       966
                                                       -------   -------

Cash flows from investing activities:
  Proceeds from principal payments received
    on securities available for sale                       167        28
  Proceeds from maturities and calls of
    securities available for sale                        3,950     1,500
  Proceeds from maturities and calls of
    securities held to maturity                            999     1,045
  Proceeds from sales of securities
    available for sale                                   2,050       502
  Purchases of securities available for sale            (7,655)   (4,083)
  Purchases of securities held to maturity                   0    (2,198)
  Purchases of premises and equipment                      (98)      (64)
  (Increase) decrease in loans                            (943)    2,209
  Proceeds from sale of loans                              692         0
                                                       -------   -------
     Cash used by investing activities                    (838)   (1,061)
                                                       -------   -------

Cash flows from financing activities:
  Cash dividends paid                                     (198)     (199)
  Acquisition of treasury stock                            (31)     (534)
  Increase in short-term borrowing                       1,340     1,399
  Decrease in long-term borrowing                          (35)      (32)
  Increase in time deposits                                545       817
  Decrease in other deposits                              (438)      (37)
                                                       -------   -------
Cash provided by financing activities                    1,183     1,414
                                                       -------   -------

Net increase in cash and cash equivalents                  503     1,319

Cash and cash equivalents at beginning of period         3,499     3,512
                                                       -------   -------

Cash and cash equivalents at end of period             $ 4,002   $ 4,831
                                                       =======   =======

Cash paid during the period for:
  Interest                                             $ 1,963   $ 2,057
  Income Taxes                                         $   376   $   423

Other real estate and other assets
  acquired in settlement of loans                      $   934   $    43

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

     The condensed consolidated financial statements include the accounts of Citizens Financial Corp. and its wholly-owned subsidiary Citizens National Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens' 1998 Annual Report to Shareholders and Form 10-K.

     Certain amounts in the condensed consolidated financial statements for 1998, as previously presented, have been reclassified to conform to current year classifications.

NOTE 2 - SECURITIES
         ----------

     The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 1999 and December 31, 1998 are summarized as follows (in thousands):

                                                  June 30, 1999
                                        ------------------------------------------------------
                                         Carrying
                                           Value                                     Estimated
                                        (Amortized     Unrealized     Unrealized        Fair
                                           Cost)          Gains         Losses         Value
----------------------------------------------------------------------------------------------
                                                            (Unaudited)
Held to maturity:
Tax-exempt state and political
 subdivisions...................        $  7,374       $     60       $     14       $  7,420
                                        --------       ---------      --------       --------
 Total securities
  held to maturity..............        $  7,374       $     60       $     14       $  7,420
                                        ========       ========       ========       ========

                                                                                    Carrying
                                                                                      Value
                                                                                    (Estimated
                                        Amortized      Unrealized     Unrealized       Fair
                                          Cost           Gains          Losses        Value)
                                        ---------      ----------     ----------     --------
Available for sale:
U.S. Treasury securities........          $ 2,012             $12           $  0     $  2,024
U.S. Government agencies
  and corporations..............           15,840              37            223       15,654
Mortgage backed securities-
  U.S. Government agencies
  and corporations..............            1,640               0             45        1,595
Corporate debt securities.......           15,242              24            162       15,104
Taxable state and political
  subdivisions..................            1,025               0              0        1,025
Federal Reserve Bank stock......              108               0              0          108
Federal Home Loan Bank stock....              532               0              0          532
                                        ---------      ----------     ----------     --------
  Total securities available
  for sale......................        $  36,399      $       73     $      430     $ 36,042
                                        =========      ==========     ==========     ========

                                                         December 31, 1998*
                                        ------------------------------------------------------
                                         Carrying
                                           Value                                     Estimated
                                        (Amortized     Unrealized     Unrealized        Fair
                                           Cost)          Gains         Losses         Value
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
Held to maturity:
Tax-exempt state and political
  subdivisions..................        $   8,373      $      161     $        0     $  8,534
                                        ---------      ----------     ----------     --------
Total securities
  held to maturity..............        $   8,373      $      161     $        0     $  8,534
                                        =========      ==========     ==========     ========

*From audited financial statements.

                                                                                      Carrying
                                                                                        Value
                                                                                     (Estimated
                                         Amortized     Unrealized     Unrealized        Fair
                                            Cost          Gains         Losses          Value)
                                        -------------------------------------------------------
                                                                   *
-----------------------------------------------------------------------------------------------
Available for sale:
U.S. Treasury securities........        $    3,028     $       42     $        0     $    3,070
U.S. Government agencies
  and corporations..............            11,313            166             18         11,461
Mortgage-backed securities -
  U.S. Government
  agencies and corporations.....             1,819              0              6          1,813
Corporate debt securities.......            17,250            254              0         17,504
Taxable state and
  political subdivisions........             1,044              3              0          1,047
Federal Reserve Bank stock......               108              0              0            108
Federal Home Loan Bank stock....               436              0              0            436
                                        ----------     ----------     ----------     ----------
Total securities available for
  sale..........................        $   34,998     $      465     $       24     $   35,439
                                        ==========     ==========     ==========     ==========

     The maturities, amortized cost and estimated fair values of the Bank's securities at June 30, 1999 are summarized as follows (in thousands):

                                            Held to maturity             Available for sale
                                            ----------------             ------------------
                                        Amortized      Estimated      Amortized      Estimated
                                          Cost         Fair Value       Cost         Fair Value
                                        ---------      ----------     ---------      ----------
Due within 1 year                       $     260      $      261     $   6,042      $    6,059
Due after 1 but within 5 years              6,260           6,299        29,717          29,343
Due after 5 but within 10 years               854             860             0               0
Due after 10 years                              0               0             0               0
Equity securities                               0               0           640             640
                                        ---------      ----------     ---------      ----------
                                        $   7,374      $    7,420     $  36,399      $   36,042
                                        =========      ==========     =========      ==========

     Mortgage backed and other securities not due at a single maturity date have been allocated in the above maturity categories based on their anticipated average lives to maturity. The Company's equity securities are required to be held for membership in the Federal Reserve and Federal Home Loan Bank.

     The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the six month periods ended June 30, 1999 and 1998 are as follows (in thousands):

                                                Proceeds From                    Gross Realized
                                        ----------------------------------      ----------------
                                                  Calls and      Principal
                                        Sales     Maturities     Payments       Gains     Losses
                                        ----------------------------------      ----------------
June 30, 1999:
Securities held to maturity             $     0   $    999       $     0        $     0   $    0
Securities available for sale             2,050      3,950           167             13        0
                                        -------   --------       -------        -------   ------
                                        $ 2,050   $  4,949       $   167        $    13   $    0
                                        =======   ========       =======        =======   ======
June 30, 1998:
Securities held to maturity             $     0   $  1,045       $     0        $     0   $    0
Securities available for sale               502      1,500            28              0        0
                                        -------   --------       -------        -------   ------
                                        $   502   $  2,545       $    28        $     0   $    0
                                        =======   ========       =======        =======   ======

     At June 30, 1999 and December 31, 1998 securities carried at $13,089,000 and $11,563,000 respectively, with estimated fair values of $12,950,000 and $11,768,000 respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

     At June 30, 1999, the company has a concentration within its corporate debt securities classification which included obligations of financial services industry companies having an approximate amortized cost of $7,526,000 and an estimated fair value of $7,501,000. There were no concentrations with any one issuer.

*From audited financial statements.

NOTE 3 - LOANS
         -----

     Total loans are summarized as follows (in thousands):


                                            June 30, 1999   December 31, 1998
                                            --------------  ------------------
                                             (Unaudited)            *

Commercial, financial and agricultural           $ 13,743            $ 13,366
Real estate - construction                          1,308               1,680
Real estate - mortgage                             60,434              59,303
Installment loans to individuals                   11,028              11,599
Credit card loans                                      39                 904
Other                                                 299                  23
                                                  -------             -------
  Total loans                                      86,851              86,875
Net deferred loan origination costs                   (67)                (20)
Less unearned income                                   34                  37
                                                  -------             -------
  Total loans net of unearned income and
    net deferred loan origination costs            86,750              86,818
Less allowance for loan losses                        875               1,109
                                                  -------             -------
  Loans, net                                     $ 85,875            $ 85,709
                                                  =======             =======


NOTE 4 - ALLOWANCE FOR LOAN LOSSES
         -------------------------

     Analyses of the allowance for loan losses are presented below (in thousands):

                                   Three Months Ended   Six Months Ended
                                        June 30,             June 30,
                                   ------------------   ----------------
                                    1999        1998     1999      1998
Balance at beginning of period     $1,110      $1,080   $1,109    $1,094
Loans charged off:
  Commercial and industrial           300           0      318         3
  Real estate - mortgage               17           1       17         1
  Consumer and other                    9          15       18        45
  Credit card                           0           2       24        21
                                    -----       -----    -----     -----
    Total                             326          18      377        70
                                    -----       -----    -----     -----

Recoveries:
  Commercial and industrial             1           0        1         1
  Real estate - mortgage               43          20       43        20
  Consumer and other                    3           4        8         7
  Credit card                           2           1        6         5
                                    -----       -----    -----     -----
    Total recoveries                   49          25       58        33
                                    -----       -----    -----     -----

Net (recoveries) losses               277          (7)      319       37

Provision for loan losses              42          30        85       60
                                    -----       -----    ------    -----
Balance at end of period           $  875      $1,117   $   875   $1,117
                                    =====       =====    ======    =====

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


NOTE 6 - EARNINGS PER SHARE
         ------------------

     Earnings per share is based on the weighted average number of shares outstanding during the period. For the six month periods ended June 30, 1999 and 1998 the weighted average number of shares were 661,323 and 664,830, respectively. The weighted average number of shares outstanding during the three month periods then ended were 661,082 and 662,703, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis presents the significant changes in financial condition and the results of operations of Citizens Financial Corp. and Subsidiary for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 1998 Annual Report to Shareholders and Form 10-K. Since the primary business activities of Citizens Financial Corp. are conducted through the Bank, this discussion focuses primarily on the financial condition and operations of the Bank. Included in this discussion are forward looking statements based on management's current expectations which may differ from actual results. Amounts and percentages used in this discussion have been rounded.

EARNINGS SUMMARY
----------------

     Net income for the second quarter decreased from $395,000 in 1998 to $354,000 in 1999. On a year-to-date basis net income fell from $805,000 to $715,000. Among the most used earnings measures for the first six months return on average assets has fallen from 1.23% in 1998 to 1.06% in 1999 while return on average equity fell from 10.18% to 8.64%. Earnings per share also decreased, from 1.21 in the first half of 1998 to $1.08 in the first half of 1999. Details concerning the decrease in earnings, as well as other aspects of the Company's results of operations, are addressed in the following sections of this report.

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

     Net interest income for the second quarter fell $27,000, approximately 1.7%, from $1,544,000 in 1998 to $1,517,000 in 1999. When viewed on a tax-
equivalent basis the decrease was very similar falling $28,000 to $1,564,000. This is primarily the result of the yield on earning assets decreasing 48 basis points to 7.75% while at the same time the cost of interest bearing liabilities fell by only 25 basis points to 3.74%. These changes reflect the general trends within the Bank's market area, the lower interest rate environment found within the broader economy, and the nature of the Bank's earning asset base which carries significant levels of adjustable rate mortgage loans and which, as of April 1999, no longer included a credit card portfolio.

     An increase in the average volume of earning assets of nearly $5.2 million, compared to an increase of just $3.6 million in average interest bearing liabilities, helped limit the negative effects of the lower yield. As a result, the Company's tax-equivalent net interest margin fell by 26 basis points to 4.76% for the quarter but remains well above the most recent peer group average of 4.45%.

     On a year-to-date basis net interest income has fallen $18,000 to $3,068,000; on a tax-equivalent basis the decrease has been just $7,000 to $3,167,000. Contributing to this decrease was the need to put one loan with a balance of approximately $1.1 million on nonaccrual status. Due to this no income was recognized on this loan during the first half of 1999.

     While the recorded level of net interest income for the six month period has been quite steady, the same factors as noted above, including lower yields and higher earning asset levels, have resulted in a 20 basis point decrease in the tax-equivalent net interest margin to 4.87%. The increase in interest rates at the end of the second quarter of 1999, as well as other factors, could impact future levels of net interest income and are discussed in the liquidity and interest rate sensitivity portion of this report.

NONINTEREST INCOME
------------------

     Noninterest income includes all revenues which are not included in interest and fee income relating to earning assets. Total noninterest income for the second quarter of $148,000 is down $5,000 from the second quarter of 1998. A number of changes, both positive and negative, contributed to this.

     Trust income, which is reported on the cash basis of accounting, fell $11,000 to $31,000 as a result of both the timing of cash flows and adjustments to the billings on certain accounts. No significant change in the scope of trust operations, or annual trust revenues, is anticipated, however. Service fees during the quarter fell $7,000 to $67,000 nearly all of which is due to the planned absence of one commercial customer and the consequent lower fees. Other noninterest income, however, increased $15,000 to $44,000. This reflects security gains of approximately $13,000 and a $15,000 increase in brokerage fees following the introduction of a full service brokerage office in 1999. Much of this was offset, however, when the Bank discontinued its credit card program thereby losing a source of fee income.

     For the year-to-date period noninterest income has fallen $11,000 to $274,000. This was caused by the same items discussed in the quarterly analysis. Trust income is $11,000 less than last year and service fees have fallen $16,000 reflecting a $12,000 decrease in commercial fees and a $4,000 decrease in overdraft fees. As was the case in the second quarter, other noninterest income recorded an increase of $19,000 reflecting the combined impact of the security gains, brokerage fees and credit card fees. At the current time management anticipates no significant change in future levels of noninterest income.

NONINTEREST EXPENSE
-------------------

     Noninterest expense includes all items of expense other than interest expense, the provision for loan losses and income taxes. During the second quarter noninterest expense increased $26,000, or 2.4%, to $1,106,000.

     Among the components of noninterest expense salaries and employee benefits exhibited the greatest change rising $48,000 to $599,000. Salaries increased $30,000 reflecting the retention of a full-time broker, a new trust officer and regular compensation adjustments. Significant increases were also experienced in group insurance and pension costs. Group insurance, including the cost of the Company's partially self-funded medical plan, increased nearly 9% to $108,000 during the quarter. The cost of this plan is borne entirely by the Company. And, although the pension plan is overfunded, net periodic pension expense for the quarter increased nearly $9,000. Smaller increases were experienced in equipment costs and data processing which was higher due to the payment of $14,000 to the Company's third party processor for Y2K testing.

     Net occupancy expense for the quarter of $42,000 was down $29,000 from the second quarter of 1998. This largely results from a major building addition becoming fully depreciated in 1998. Other noninterest expense for the quarter was also down from $269,000 to $261,000. Savings in postage, professional, credit card and amortization expenses of $37,000 were offset by increases in the cost of software products and support, franchise tax and costs to acquire and maintain foreclosed properties totaling $29,000.

     For the year-to-date period total noninterest expense of $2,213,000 is up $100,000, or 4.7%, from the first six months of 1998. Similar to the quarterly results, personnel costs were primarily responsible for the increase rising $106,000 when compared to the first half of 1998 with additional salaries, group insurance, and pension costs accounting for the increase. Also similar to the quarterly analysis, equipment cost and data processing have increased by $11,000 and $16,000, respectively. Unlike the second quarter, however, other noninterest expense for the six month period is up $30,000 to $548,000. This is the result of several items as disclosed in the Company's March 31, 1999 Form 10-Q. As expected, several of these items including stationery, postage, professional and educational expenses decreased during the second quarter.

     Two components of other noninterest expense decreased during the six month period. Advertising fell by $6,000, or 12.5%, due to a more focused and cost conscious approach while occupancy expense decreased $57,000, or 40%, again due to a major building addition becoming fully depreciated in 1998.

INCOME TAXES
------------

     The Company's provision for income taxes during the second quarter of 1999 and 1998 was $163,000 and $192,000, respectively. Included in these figures are both federal and state income taxes. For the year-to-date period total income tax expense, including deferred tax benefits, was $329,000, in 1999 and $393,000 in 1998. This represents 31.5% of pretax income in 1999 and 32.8% in 1998. The Company is not currently subject to the federal alternative minimum tax.

FINANCIAL CONDITION
-------------------

     Total assets of $138,052,000 at June 30, 1999 were $1,351,000 in excess of their year end 1998 total of $136,701,000. Average assets for the first six months of 1999 were $136,450,000. A detailed discussion of the Bank's financial condition follows.

LOAN PORTFOLIO
--------------

     The loan portfolio continues to be Citizens' largest asset with total loans of $86,851,000 at June 30, 1999 which is nearly unchanged from year-end 1998. The majority of the loan portfolio is composed of mortgage loans which totaled $60,434,000 at June 30, 1999, up $1.1 million since year-end. Included in this figure are adjustable rate residential mortgages approximating $39.5 million, fixed rate residential mortgages of approximately $2.1 million, and mortgages made to commercial entities of approximately $18.5 million.

     Over the past several years many consumers have chosen fixed rate mortgages over Citizens traditional adjustable rate product. In response to this the Bank has offered its own fixed rate product. This product, which is not designed to compete with secondary market mortgage rates, features low fees, a quick closing process and shorter terms to maturity. Such loans are intended to be held in the Bank's portfolio. For those customers who prefer the lower rates of secondary market mortgages, the Bank accepts applications for such loans on behalf of several mortgage brokers in return for a fee.

     The bank has been more successful attracting commercial mortgages which are up $600,000 in the past year, $3.8 million over the past two years and $6.4 million over the past three years. Other forms of commercial lending, which totaled $13,743,000 at June 30, 1999, are up fractionally from $13,366,000 at December 31, 1998. The current loan total is reduced by $1.1 million relating to a loan that was written off in June of 1999 resulting in a net charge off of $300,000 with the remaining amount anticipated to be recovered. Additional information on this item follows. Nonetheless, like commercial mortgages, this portfolio has shown growth of $2.7 million over the past year. Although growth in the local economy has not been as great as in other locations, management continues to believe that additional opportunities exist in commercial lending.

     The Bank's third major loan portfolio is the installment portfolio. This portfolio decreased $571,000 during the first half of 1999 to $11,028,000. This is similar to the pattern in both 1997 and 1998. For several years prior to 1997 the Bank successfully sought auto loans. Now as these loans amortize and manufacturers offer special financing incentives, the Bank finds itself unable to maintain these higher loan balances at acceptable yields and risk levels.

     During the second quarter of 1999 the Bank sold its credit card portfolio at par. This action was taken due to an inability to increase the size of the portfolio and the relatively high level of charge-offs which had been experienced. The Bank has maintained its position as a depository for its credit card merchants which accounts for the minimal credit card balance of $39,000 at June 30, 1999. The Bank's remaining portfolios are relatively small and primarily consist of loans to local municipal and public service entities.

     In addition to the portfolios discussed above, the Bank is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. As June 30, 1999 commitments to extend credit, including unused lines of credit, totaled $l4,928,000 while letters of credit totaled $268,000.

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

               Summary of Past Due Loans and Nonperforming Assets
               --------------------------------------------------
                                 (in thousands)

                                      June 30          December 31
                                  --------------       -----------
                                  1999      1998          1998
                                    (Unaudited)             *
Loans past due 90 or more days
  still accruing interest         $  22   $  27          $  21
                                  =====   =====          =====

Nonperforming assets:
  Nonaccruing loans               $  84   $  41          $  53
  Other Real Estate Owned           121      42             75
                                  -----   -----          -----
                                  $ 205   $  83          $ 128
                                  =====   =====          =====

* From the Company's Form 10-K filing dated December 31, 1998

     Management continually evaluates loan quality and reviews the adequacy of the allowance for loan losses quarterly. During the second quarter of 1999 a loan which had previously been placed on nonaccrual status was determined to be uncollectable and was charged-off. The balance of the loan approximated $1.1 million and resulted in a charge to the allowance for loan losses of $300,000. The remaining balance is expected to be recovered through the sale of repossessed collateral including equipment. This loss had been anticipated and was specifically reserved for. Following the charge-off, the balance in the allowance for loan losses decreased to $875,000, or 1.01% of gross loans. Based on an analysis of overall loan quality, the mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers and other factors, management believes this allowance is adequate.

     In order to ensure the allowance is maintained at an adequate level, provisions for loan losses are regularly charged to earnings. During the first half of 1999 the provisions totaled $85,000 which compares to $60,000 during the same period in 1998. An analysis of the allowance for loan losses may be found in Note 4 to the financial statements.

SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD
-------------------------------------------

     The Bank's securities portfolio consists of available for sale and held to maturity securities while no securities are maintained in a trading account. At June 30, 1999, the held to maturity portfolio totaled $7,374,000 consisting solely of tax-exempt municipal securities which are expected to be held until they mature in order to benefit from their tax advantaged status.

     Aside from the tax-exempt securities noted above, management emphasizes the available for sale portfolio due to the flexibility it allows in managing the balance sheet structure and addressing asset/liability issues. At June 30, 1999 this portfolio had an estimated fair value of $36,042,000 which, due to recent increases in market rates is $357,000 less than the amortized cost. This decrease has no impact on earnings.

     The available for sale portfolio comprises nearly 84% of the total security portfolio and consists primarily of U.S. Treasury and Agency obligations and investment grade corporate debt instruments. The treasury and agency portion of the portfolio, including agency backed mortgage securities, totaled $19,273,000 at mid-year or 53.4% of the available for sale portfolio. Corporate debt securities, totaling $15,104,000 comprised 41.9%. The remainder of the portfolio, which totals $1,665,000, consists of taxable municipal obligations and stock which the Bank is required to hold for membership in the Federal Reserve Bank and the Federal Home Loan Bank.

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

     At June 30, 1999 and December 31, 1998 the balances of federal funds sold were $78,000 and zero respectively. The average federal funds sold balance during the first half of 1999 was $924,000.

     With the approach of the year 2000, the possibility exists that the Bank may not reinvest all of its maturing securities, instead electing to hold the funds as federal funds sold and then, if necessary, converting the federal funds into cash to meet customer needs. Such action, if necessary, would reduce the size of the investment portfolio, increase the federal funds sold balance, and reduce interest income due to the lower yields available in federal funds. This impact on income, if any, cannot be accurately computed at this time but is not expected to be material.

DEPOSITS AND OTHER FUNDING SOURCES
----------------------------------

     Total deposits at June 30, 1999 of $113,571,000 were only slightly in excess of their year-end level of $113,464,000. Average deposits during the six-month period were $113,420,000.

     Noninterest bearing deposits decreased $2,087,000 during the six-months ended June 30, 1999 to $13,255,000. This was not unexpected as the year-end level was unusually high. On average noninterest bearing deposits totaled $13,840,000. In contrast to this interest bearing deposits increased $2,194,000 during the six months to $100,316,000. The areas of greatest growth have been checking plus (NOW) accounts, up $832,000 to $11,776,000, and money market accounts, up $605,000 to

$5,984,000. The certificate of deposit portfolio also increased during the period rising $474,000 to $42,838,000. This portfolio shows a pattern in which short-term certificates are increasing while the balance of longer-term certificates is decreasing. The Bank's $11 million portfolio of jumbo certificates, which increased dramatically during 1998's stock market volatility, has been very stable to date. Management is aware that approximately $5.9 million of such certificates will mature before year-end. Efforts to retain such deposits will be based on competitive pricing but management does not intend to engage in above market pricing practices in order to retain deposits.

     In addition to deposits the Bank may generate funding by the use of borrowings. Neither the Bank's short-term borrowings, which consist of repurchase agreements, nor its' long-term borrowings from the Federal Home Loan Bank of Pittsburgh, changed significantly during the first half of 1999.

CAPITAL RESOURCES
-----------------

     Total shareholders' equity of $16,612,000 at June 30, 1999 is slightly less than the December 31, 1998 total of $16,649,000. This decrease reflects the change in unrealized gains/losses on available for sale securities, dividends of $.30 per share and the purchase of 700 shares of treasury stock. Earnings, however, continue to add to the capital base and at 12.03%, the Company continues to maintain a very strong capital position. As shown below, the Bank also exceeds all capital requirements.


                   Minimum Capital Standard Ratios
--------------------------------------------------------------------------------
                                             Citizens         Regulatory
                                           Financial Corp.    Requirements
--------------------------------------------------------------------------------
Total capital to risk weighted assets             18.86%         8.0%
Tier I capital to risk weighted assets            17.93%         4.0%
Tier I capital to adjusted total assets           12.29%         3.0%

     The Company is unaware of any trends or uncertainties, nor do any plans exist, which may materially impair its capital position.

LIQUIDITY AND INTEREST RATE SENSITIVITY
---------------------------------------

     The objective of the Company's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of Citizens' liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio, held to maturity securities due within one year, and short-term funds such as federal funds sold. At June 30, 1999 these sources totaled $23,481,000 or 17.0% of total assets. In addition, liquidity may be generated through loan repayments and over $52,000,000 of available borrowing arrangements with correspondent banks. Each quarter management tests the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. At June 30, 1999 this test indicates the bank has ample liquidity to satisfy those needs. Details on both the sources and uses of cash are presented in the Statements of Cash Flows contained in the financial statements.

     The parent company relies upon it's subsidiary bank to provide cash flows to it in the form of dividends. These dividends are subject to regulatory restrictions. The most restrictive position requires approval by the office of the comptroller of the currency if the current dividend exceeds this year's net income, as defined, plus the retained net profits for the two preceding years. Management does not anticipate any cash flow problems as a result of this restriction.

     The Company is also actively planning to meet any liquidity requirements which may, or may not, arise as a result of the Year 2000 issue. Such plans extend beyond the more usual planning as described in the preceding paragraphs and will continue to evolve as the year-end approaches. A discussion of internally available funds was presented earlier in this report. In addition to these funds, the Bank has obtained a $3.8 million guaranteed line of credit from the Federal Home Loan Bank of Pittsburgh.

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

     One common interest rate risk measure is the gap, or difference between rate sensitive assets and rate sensitive liabilities. As of June 30, 1999, the Company's cumulative one year gap to total assets ratio was a negative 7.67% compared to a negative 4.15% at December 31, 1998. Traditional gap theory indicates this may be beneficial in the event rates fall and detrimental in the event rates rise. However, because of certain assumptions used in gap analysis, including the rate sensitivity of accounts on which management can set the rate, the timing of rate changes, and the magnitude of rate changes, the Bank also uses other types of financial modeling programs to measure and control its interest rate risk. In such programs changes in net interest income are forecast under various interest rate scenarios. Instantaneous shifts in interest rates of up to 200 basis points are regularly tested as are other conditions which management considers likely. Based upon the tests performed, management feels that interest rate risk is at acceptable levels.

YEAR 2000 COMPLIANCE
--------------------

     Historically, certain computerized systems have had two digits rather than four digits to define the applicable year, which could result in recognizing a date using 00 as the year 1900 rather than the year 2000. This could result in failures or miscalculations and is generally referred to as the Year 2000 issue.

     Because the Bank, as well as some of its suppliers, customers and service providers, is heavily dependent on computers to conduct its business operations it recognizes and seeks to responsibly address the Year 2000 issue. Failure to address Year 2000 issues could result in business disruption that could materially affect the Company's operations, liquidity or capital resources. A Year 2000 Task Team has been assembled to study, test and remedy Year 2000 issues. This team includes members of senior management and reports regularly to the Board of Directors. The team has inventoried all computer related or dependent hardware and software, identified those which are critical, and assessed the Year 2000 compliance of each component. Testing of critical items, which involve a third party processor, has been jointly conducted with that processor. Backup systems for noncritical functions have also been identified and are also subject to testing. The Bank also has contingency plans which will be implemented in the event of a Year 2000 failure. In addition, the Bank has contacted those customers and vendors, who, if unable to cope with the Year 2000 issue may negatively impact the Bank, to attempt to determine their degree of readiness.

     Through June 30, 1999, the Bank has incurred expenditures approximating $182,000 in preparation for the Year 2000. Of this amount, $50,000 was incurred during 1999. Included in the total are capital expenditures approximating $127,000. It is not expected that additional capital expenditures of a significant amount will be needed.

     While the Bank believes the tests and procedures in place should minimize the Year 2000 risks and enable it to meet the needs of its customers in the Year 2000, the Bank cannot quantify the potential impact of any unforeseen Year 2000 failures that might occur either internally or from external third parties.

IMPACT ON INFLATION
-------------------

     The majority of assets and liabilities of a financial institution are monetary in nature; therefore, a financial institution differs greatly from most commercial and industrial companies, which have significant investments in fixed assets or inventories.

     Management believes that the most significant impact of inflation on the financial results of the company is the company's ability to react to interest rate changes. As previously discussed, management constantly monitors its overall rate sensitivity position to make sure that it's sensitivity to rate swings either up or down are within acceptable levels.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings :
         -----------------

         As of June 30, 1999 Citizens Financial Corp. was not involved in any material legal proceedings. The Bank is currently involved, in the normal course of business, in various legal proceedings. After consultation with legal counsel, management believes that all such litigation will be resolved without materially effecting the financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against the Company or the Bank.

Item 2.  Changes in Securities:    None.
         ---------------------

Item 3.  Defaults upon Senior Securities:    None.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders:
         ---------------------------------------------------

         The annual meeting of shareholders of Citizens Financial Corp. was held on April 17, 1999. The shareholders determined that the maximum number of directors would be fixed at nine and that directors Armentrout, Fair, Harris, and Williams will serve three year terms ending in April, 2002. All of these directors were unopposed.

         The shareholders also approved several amendments to the Certificate of Incorporation. A complete copy of such Certificate is filed herewith under Part II, Item 6 and may be found beginning on page 23.


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



Date:       8/2/99                          /s/ Robert J. Schoonover
      --------------------                 -------------------------------
                                           Robert J. Schoonover
                                           President
                                           Chief Executive Officer



Date:       8/2/99                          /s/ Thomas K. Derbyshire
      --------------------                 -------------------------------
                                           Thomas K. Derbyshire
                                           Treasurer
                                           Principal Financial Officer