Form 10-Q
period 1999-09-30
CITIZENS FINANCIAL CORP/DE/
filed 1999-11-09
CIK 764156

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------
Commission file number 2-96144
                       -------

                           CITIZENS FINANCIAL CORP.
                           -----------------------
            (Exact name of registrant as specified in its charter)


                Delaware                                     55-0666598
                -------------------------------------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)


      213 Third Street, Elkins, West Virginia                 26241
      -------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)


                                 (304)636-4095
                                 -------------
             (Registrant's telephone number, including area code)


                                Not Applicable
                                --------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes   X       No _____
                                                    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                Outstanding at
                   Class                      September 30, 1999
                   -----                      ------------------

       Common Stock ($2.00 par value)               655,832


                      This report contains 21 pages.

                                   FORM 10-Q
                           CITIZENS FINANCIAL CORP.
                       Quarter Ended September 30, 1999


                                     INDEX


                                                                   Page No.
                                                                   --------
Part I.  Financial Information

         Condensed Consolidated Balance Sheets
           September 30, 1999 and December 31, 1998................  3

         Condensed Consolidated Statements of Income
           Three Months Ended
           September 30, 1999 and September 30, 1998
           and Nine Months Ended
           September 30, 1999 and September 30, 1998...............  4

         Condensed Consolidated Statements of
           Changes in Shareholders' Equity
           Nine Months Ended
           September 30, 1999 and September 30, 1998...............  5

         Condensed Consolidated Statements of
           Cash Flows
           Nine Months Ended
           September 30, 1999 and September 30, 1998...............  6

         Statements of Comprehensive Income
           Three Months Ended
           September 30, 1999 and September 30, 1998
           and Nine Months Ended
           September 30, 1999 and September 30, 1998...............  7

         Notes to Condensed Consolidated
           Financial Statements....................................  8 - 12

         Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations........................................... 13 - 19

Part II. Other information and Index to Exhibits................... 20

         Signatures................................................ 21

                        PART I - FINANCIAL INFORMATION
                           CITIZENS FINANCIAL CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)


                                                 September 30,    December 31,
                                                     1999             1998
                                                 -------------    ------------
                                                  (Unaudited)          *
ASSETS
------

Cash and due from banks                            $  4,385        $  3,499
Federal funds sold                                    3,758               -
Securities available for sale (Note 2)               32,709          35,439
Securities held to maturity (estimated fair
  value $7,196 and $8,534, respectively) (Note 2)     7,184           8,373
Loans, less allowance for loan losses of
  $957 and $1,109, respectively (Notes 3 and 4)      85,814          85,709
Premises and equipment                                1,438           1,455
Accrued interest receivable                           1,050           1,262
Other assets                                          1,621             964
                                                   --------        --------
    Total Assets                                   $137,959        $136,701
                                                   ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
  Noninterest bearing                              $ 13,681        $ 15,342
  Interest bearing                                   99,223          98,122
                                                   --------        --------
    Total Deposits                                  112,904         113,464
Short-term borrowings                                 7,000           4,627
Long-term borrowings                                    961           1,013
Other liabilities                                       894             948
                                                   --------        --------
    Total liabilities                               121,759         120,052
                                                   --------        --------


Commitments and contingencies (Note 5)

SHAREHOLDERS' EQUITY
--------------------

Common Stock, $2.00 par value, authorized
  2,250,000 issued 750,000 shares                     1,500           1,500
Additional paid in capital                            2,100           2,100
Retained earnings                                    14,751          14,345
Accumulated other comprehensive income                 (308)            287
Treasury stock at cost, 94,168 and 88,433
  shares, respectively                               (1,843)         (1,583)
                                                   --------        --------
  Total shareholders' equity                         16,200          16,649
                                                   --------        --------
    Total Liabilities and Shareholders' Equity     $137,959        $136,701
                                                   ========        ========
*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands of dollars, except per share data)

                                                 Three Months                 Nine Months
                                             Ended September 30,          Ended September 30,
                                             ------------------           -------------------
                                             1999          1998           1999           1998
                                                (Unaudited)                   (Unaudited)
INTEREST INCOME
---------------
Interest and fees on loans                  $  1,877       $  1,972         $  5,612       $  5,866
Interest and dividends on
 securities:
    Taxable                                      513            509            1,587          1,526
    Tax-exempt                                    87            100              278            268
Interest on federal funds sold                    36             22               58             52
                                            --------       --------         --------       --------
    Total interest income                      2,513          2,603            7,535          7,712
                                            --------       --------         --------       --------

INTEREST EXPENSE
----------------

Interest on deposits                             911            968            2,720          2,861
Interest on short-term borrowings                 66             62              183            172
Interest on long-term borrowings                  14             15               42             45
                                            --------       --------         --------       --------
  Total interest expense                         991          1,045            2,945          3,078
                                            --------       --------         --------       --------
  Net interest income                          1,522          1,558            4,590          4,634
Provision for loan losses                        554             30              639             90
                                            --------       --------         --------       --------
  Net interest income after
    provision for loan losses                    968          1,528            3,951          4,544
                                            --------       --------         --------       --------

NONINTEREST INCOME
------------------

Trust department income                           28             31               86            100
Service fees                                     104             64              227            203
Insurance commissions                              6              6               17             20
Securities gains, net                              3              0               16              0
Other                                             29             36               98            109
                                            --------       --------         --------       --------
  Total noninterest income                       170            137              444            432
                                            --------       --------         --------       --------

NONINTEREST EXPENSE
-------------------

Salaries and employee benefits                   617            567            1,787          1,631
Net occupancy expense                             51             52              136            194
Equipment rentals, depreciation
  and maintenance                                 85             71              242            217
Data processing                                   78             92              289            287
Advertising                                       24             24               66             72
Other                                            290            286              838            804
                                            --------       --------         --------       --------
    Total noninterest expense                  1,145          1,092            3,358          3,205
                                            --------       --------         --------       --------

Income before income taxes                        (7)           573            1,037          1,771
Income tax expense                                 5            201              334            594
                                            --------       --------         --------       --------
Net income                                  $    (12)      $    372         $    703       $  1,177
                                            ========       ========         ========       ========


Basic earnings per common share (Note 6)    $   (.02)      $    .56         $   1.07       $   1.77
                                            ========       ========         ========       ========

Weighted average shares outstanding          657,239        662,703          659,947        664,113
Dividends per common share                  $    .15       $    .15         $    .45       $    .45
                                            ========       ========         ========       ========

  The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           (In thousands of dollars)


                 Nine Months Ended September 30, 1999 and 1998
                 ---------------------------------------------
                                  (Unaudited)

                                                                             Accumulated                 Total
                                                   Additional                   Other                    Share-
                                    Common Stock     Paid In    Retained    Comprehensive    Treasury    holders'
                                  Shares    Amount   Capital    Earnings        Income        Stock      Equity
                                  -------------------------------------------------------------------------------
Balance, January 1, 1998          750,000   $1,500   $2,100     $13,407         $  93       $(1,005)     $16,095
Net income                                                        1,177                                    1,177
Net change in unrealized gain
  on securities                                                                   319                        319
Purchase of 19,250 shares
  of treasury stock                                                                            (534)        (534)
Cash dividends declared
  ($.45 per share)                                                 (299)                                    (299)

                                  ------------------------------------------------------------------------------
Balance September 30, 1998        750,000   $1,500   $2,100     $14,285         $ 412       $(1,539)     $16,758
                                  ==============================================================================


Balance, January 1, 1999          750,000   $1,500   $2,100     $14,345         $ 287       $(1,583)     $16,649
Net income                                                          703                                      703
Net change in unrealized
  gain/loss on securities                                                        (595)                      (595)
Purchase of 5,735 shares
  of treasury stock                                                                            (260)        (260)
Cash dividends declared
  ($.45 per share)                                                 (297)                                    (297)

                                  ------------------------------------------------------------------------------
Balance September 30, 1999        750,000   $1,500   $2,100     $14,751         $(308)     $ (1,843)     $16,200
                                  ==============================================================================

  The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                                         Nine Months Ended
                                                            September 30,
                                                      -----------------------
                                                        1999           1998
                                                            (Unaudited)

Cash flows from operating activities:
  Net Income                                             $   703      $ 1,177
    Adjustments to reconcile net income to
    cash provided by operating activities:
    Provision for loan losses                                639           90
    Depreciation and amortization                            149          240
    Amortization and accretion on securities                 132          131
    Gain on sales and calls of securities                    (16)           0
    Decrease in accrued interest receivable                  212           79
    Increase in other assets                                (658)         (35)
    Increase (decrease) in other liabilities                 258         (184)
                                                         -------      -------
      Cash provided by operating activities                1,419        1,498
                                                         -------      -------

Cash flows from investing activities:
  Proceeds from principal payments received
   on securities available for sale                          296           51
  Proceeds from maturities and calls of
   securities available for sale                           6,970        4,000
  Proceeds from maturities and calls of
   securities held to maturity                             1,189        1,045
  Purchases of securities available for sale              (9,101)      (7,131)
  Purchases of securities held to maturity                     0       (2,813)
  Proceeds from sale of securities available for sale      3,542          502
  Purchases of premises and equipment                       (131)        (100)
  (Increase) decrease in loans                            (1,436)       1,315
  Proceeds from sale of loans                                692            0
                                                         -------      -------
    Cash provided (used) by investing activities           2,021       (3,131)
                                                         -------      -------

Cash flows from financing activities:
  Cash dividends paid                                       (297)        (299)
  Acquisition of treasury stock                             (260)        (534)
  Increase in short-term borrowing                         2,373        2,128
  Decrease in long-term borrowing                            (52)         (48)
  (Decrease) increase in time deposits                      (879)       2,312
  Increase in other deposits                                 319          394
                                                         -------      -------
    Cash provided by financing activities                  1,204        3,953
                                                         -------      -------

Net increase in cash and cash equivalents                  4,644        2,320

Cash and cash equivalents at beginning of period           3,499        3,512
                                                         -------      -------

Cash and cash equivalents at end of period               $ 8,143      $ 5,832
                                                         =======      =======

Supplemental disclosure of cash investing and
financing activities:
Cash paid during the period for:
  Interest                                               $ 2,973      $ 3,110
  Income Taxes                                               408          663
Acquisition of other real estate owned and
  other repossessed assets                               $ 1,091      $    80

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                      STATEMENTS OF COMPREHENSIVE INCOME
                           (In thousands of dollars)


                                   Three Months Ended      Nine Months Ended
                                      September 30            September 30
                                   ------------------      -----------------
                                   1999          1998      1999         1998
                                      (Unaudited)             (Unaudited)


Net income                         $  (12)     $  372      $  703    $1,177
Other comprehensive income,
  net of tax:
Unrealized gains/(losses) on
  securities
  Gain/(loss) arising during
    the period                        (72)        270        (595)      319
  Reclassification adjustment           1           0          13         0
Other comprehensive income,
  net of tax                            0           0           0         0
                                   ------      ------      ------    ------
Comprehensive income               $  (83)     $  642      $  121    $1,496
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

     The consolidated statements include the accounts of Citizens Financial Corp. and its wholly-owned subsidiary Citizens National Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens' 1998 Annual Report to Shareholders and Form 10-K.

     Certain amounts in the condensed consolidated financial statements for 1998 as previously presented, have been reclassified to conform to current year classifications.

NOTE 2 - SECURITIES
         ----------

     The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 1999 and December 31, 1998 are summarized as follows (in thousands):

                                                       September 30, 1999
                                        ---------------------------------------------------
                                         Carrying
                                           Value                                 Estimated
                                        (Amortized   Unrealized     Unrealized     Fair
                                           Cost)       Gains          Losses       Value
                                        ---------------------------------------------------
                                                           (Unaudited)
-------------------------------------------------------------------------------------------
Held to maturity:
Tax-exempt state and political
  subdivisions.......................   $ 7,184      $   43         $   31      $ 7,196
                                        -------      ------         ------      -------
  Total securities
    held to maturity.................   $ 7,184      $   43         $   31      $ 7,196
                                        =======      ======         ======      =======

                                                                               Carrying
                                                                                 Value
                                                                               (Estimated
                                       Amortized    Unrealized    Unrealized      Fair
                                          Cost         Gains         Losses      Value)
------------------------------------------------------------------------------------------
Available for sale:
U.S. Treasury securities.............  $  2,006      $    7         $    0      $ 2,013
U.S. Government agencies and
  corporations.......................    14,832          17            252       14,597
Mortgage backed securities -
  U.S. Government agencies
  and corporations...................     1,509           0             56        1,453
Corporate debt securities............    14,188          13            195       14,006
Federal Reserve Bank stock...........       108           0              0          108
Federal Home Loan Bank stock.........       532           0              0          532
                                       --------      ------         ------      -------
  Total securities available
    for sale.........................  $ 33,175      $   37         $  503      $32,709
                                       ========      ======         ======      =======


                                                       December 31, 1998*
                                        ----------------------------------------------------
                                        Carrying
                                          Value                                 Estimated
                                        (Amortized  Unrealized     Unrealized     Fair
                                           Cost)      Gains          Losses       Value
                                        ----------------------------------------------------
--------------------------------------------------------------------------------------------
Held to maturity:
Tax-exempt state and political
  subdivisions..................         $  8,373     $    161      $      -     $     8,534
                                         --------     --------      --------     -----------
  Total securities
    held to maturity............         $  8,373     $    161      $      -     $     8,534
                                         ========     ========      ========     ===========

*From audited financial statements.

                                                                                  Carrying
                                                                                    Value
                                                                                 (Estimated
                                         Amortized   Unrealized    Unrealized       Fair
                                            Cost       Gains         Losses        Value
                                       ----------------------------------------------------
                                                                          *
-------------------------------------------------------------------------------------------
Available for sale:
U.S. Treasury securities..........     $     3,028   $       42    $        0    $    3,070
U.S. Government agencies
  and corporations................          11,313          166            18        11,461
Mortgage-backed securities -
  U.S. Government
  agencies and corporations.......           1,819            0             6         1,813
Corporate debt securities.........          17,250          254             0        17,504
Taxable state and
  political subdivisions..........           1,044            3             0         1,047
Federal Reserve Bank stock........             108            0             0           108
Federal Home Loan Bank stock......             436            0             0           436
                                       -----------   ----------    ----------    ----------
Total securities available for
  sale............................     $    34,998   $      465    $       24    $   35,439
                                       ===========   ==========    ==========    ==========

The maturities, amortized cost and estimated fair values of the Bank's securities at September 30, 1999 are summarized as follows (in thousands):

                                           Held to maturity          Available for sale
                                           ----------------          ------------------
                                       Amortized     Estimated    Amortized      Estimated
                                         Cost       Fair Value      Cost        Fair Value
                                       ---------    ----------    ---------     ----------
Due within 1 year                      $     790    $      793    $   6,514     $    6,507
Due after 1 but within 5 years             6,058         6,087       26,021         25,562
Due after 5 but within 10 years              336           316            0              0
Due after 10 years                             0             0            0              0
Equity securities                              0             0          640            640
                                       ---------    ----------    ---------     ----------
                                       $   7,184    $    7,196    $  33,175     $   32,709
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

     The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the nine month periods ended September 30, 1999 and 1998 are as follows (in thousands):

                                                Proceeds From            Gross Realized
                                        -----------------------------   ------------------
                                                Calls and   Principal
                                         Sales  Maturities  Payments    Gains     Losses
                                        -----------------------------   ------------------
September 30, 1999:
Securities held to maturity             $    0  $  1,189    $      0    $   0     $      0
Securities available for sale            3,542     6,970         296       16            0
                                        ------  --------    --------    -----     --------
                                        $3,542  $  8,159    $    296    $  16     $      0
                                        ======  ========    ========    =====     ========

September 30, 1998:
Securities held to maturity             $    0  $  1,045    $      0    $   0     $      0
Securities available for sale              502     4,000         137        0            0
                                        ------  --------    --------    -----     --------
                                        $  502  $  5,045    $    137    $   0     $      0
                                        ======  ========    ========    =====     ========

      At September 30, 1999 and December 31, 1998 securities carried at $13,084,000 and $11,563,000, respectively, with estimated fair values of $12,901,000 and $11,768,000 respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

*From audited financial statements.

     At September 30, 1999, the company has a concentration within its corporate debt securities classification which include obligations of financial services industry companies having an approximate amortized cost of $5,508,000 and an estimated fair value of $5,458,000. There were no concentrations with any one issuer.

NOTE 3 - LOANS
         -----

     Total loans are summarized as follows (in thousands):

                                         September 30, 1999    December 31, 1998
                                         ------------------    -----------------
                                             (Unaudited)               *

Commercial, financial and agricultural       $12,574                $13,366
Real estate - construction                     1,837                  1,680
Real estate - mortgage                        61,509                 59,303
Installment loans to individuals              10,623                 11,599
Credit card loans                                 34                    904
Other                                            317                     23
                                             -------                -------
  Total loans                                 86,894                 86,875
Net deferred loan origination (fees) costs       (90)                   (20)
Less unearned income                              33                     37
                                             -------                -------
  Total loans net of unearned income and
    net deferred loan origination
    (fees) costs                              86,771                 86,818
Less allowance for loan losses                   957                  1,109
                                             -------                -------
  Loans, net                                 $85,814                $85,709
                                             =======                =======

NOTE 4 - ALLOWANCE FOR LOAN LOSSES
         -------------------------

     Analyses of the allowance for loan losses are presented below (in thousands):

                                     Three Months Ended     Nine Months Ended
                                        September 30           September 30
                                     1999          1998     1999          1998
                                     ------------------     ------------------
                                         (Unaudited)            (Unaudited)

Balance at beginning of period       $  875      $1,117     $1,109      $1,094

Loans charged off:
  Commercial and industrial             442           0        760           3
  Real estate - mortgage                  1          11         18          12
  Consumer and other                     40           8         58          53
  Credit card                             0          19         24          40
                                     ------      ------     ------      ------
    Total charge-offs                   483          38        860         108
                                     ------      ------     ------      ------
Recoveries:
  Commercial and industrial               6           2          7           3
  Real estate - mortgage                  0           0         43          20
  Consumer and other                      4           5         12          12
  Credit card                             1           1          7           6
                                     ------      ------     ------      ------
    Total recoveries                     11           8         69          41
                                     ------      ------     ------      ------
Net losses                              472          30        791          67
Provision for loan losses               554          30        639          90
                                     ------      ------     ------      ------
Balance at end of period             $  957      $1,117     $  957      $1,117
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

NOTE 6 - EARNINGS PER SHARE
         ------------------

     Earnings per share is based on the weighted average number of shares outstanding during the period. For the nine month periods ended September 30, 1999 and 1998 the weighted average number of shares outstanding were 659,947 and 664,113, respectively, while 657,239 shares were outstanding during the three month period ended September 30, 1999 and 662,703 were outstanding for the three months ended September 30, 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis presents the significant changes in financial condition and the results of operations of Citizens Financial Corp. and Subsidiary for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 1998 Annual Report to Shareholders and Form 10-K. Since the primary business activities of Citizens Financial Corp. are conducted through the Bank, this discussion focuses primarily on the financial condition and operations of the Bank. This discussion may include forward looking statements based upon management's current expectations which may differ from actual results. Amounts and percentages used in this discussion have been rounded.

EARNINGS SUMMARY
----------------

     For the third quarter of 1999 the Company incurred a net loss of $12,000 due to the charge-off of certain commercial loans. This compares with income of $372,000 in the third quarter of 1998. For the year-to-date periods net income totaled $703,000 in 1999 and $1,177,000 in 1998. These income levels represent annualized returns on average assets of .68% and 1.19%, respectively. The respective returns on average equity were 5.62% ad 9.79%. Details concerning the decrease in earnings, as well as other aspects of the Company's results of operations, are addressed in the following sections of this report.

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

     Net interest income for the third quarter fell by $36,000, or 2.3%, when compared to the third quarter of 1998. This is the result of several factors including a decrease in the yield on earning assets of 48 basis points to 7.76%. The major cause of this decrease was the 56 basis point drop in the yield on loans reflecting both the lower interest rate environment and the need to charge-back interest on loans which were charged-off during the quarter. And, although the volume of earning assets increased by $2.7 million when compared to the third quarter of 1998, most of these funds were held in relatively lower yielding federal funds as part of the Bank's Y2K plan.

     The impact of the lower yield on the earning asset portfolio exceeded the benefits generated by the 35 basis point decrease in the cost of the Bank's interest bearing liabilities to 3.68%. As a result, the Bank's tax-equivalent net interest margin for the quarter fell from 5.00% in 1998 to 4.75% in 1999. This remains well above peer average however.

     For the year-to-date period, net interest income of $4,590,000 is $44,000, or slightly less than 1%, below the 1998 level. Yields on earning assets for the period fell by 44 basis points with loans and federal funds sold experiencing decreases of 50 and 56 basis points, respectively. Although the Bank's $4.2 million increase in average earning assets was largely allocated to loans and investment securities over the 9 month period, it was not sufficient to offset the impact of the lower yields. Likewise, a 30 basis point decrease in the cost of interest bearing liabilities to 3.73% was also not enough to prevent a decrease in the tax-equivalent net interest margin from 5.03% to 4.83%.

     Currently, most economists are predicting interest rates will rise over the next year. The amount of any such rise, and the speed with which it happens, could impact future levels of net interest income. These issues are addressed in the liquidity and interest rate sensitivity portions of this report.

NONINTEREST INCOME
------------------

     Noninterest income includes all revenues which are not included in interest and fee income relating to earning assets. Total noninterest income for the third quarter of $170,000 is up $33,000 from the third quarter of 1998. This primarily reflects a change in the Bank's overdraft policy. The new policy, which is similar to those of most competitors, resulted in a $41,000 increase in the quarterly overdraft fees to $77,000. This is reflected as part of "service fees" in the statement of income. Other noninterest income totaled $29,000 for the quarter, $7,000 less than in the third quarter of 1998. This is primarily due to the discontinuance of the Bank's credit card program. However, this loss has been partly offset by the brokerage operations begun in 1999. Brokerage revenue for the quarter was $16,000. The remaining components of noninterest income have not changed significantly when compared to the third quarter of 1998.

     For the year-to-date period noninterest income of $444,000 is $12,000, or 2.8%, more than in 1998. The impact of the newly adopted overdraft policy is once again evident in the $24,000 increase in service fees. Security gains of $16,000 have been recognized in 1999 as part of the Bank's Y2K preparations as securities maturing in the first quarter of 2000 were sold. No additional security sales are planned. Trust income, which is recorded on the cash basis of accounting, are down $14,000 due to adjustments on the billings of certain accounts. Any such future adjustments are expected to be minor. The remaining components of noninterest income have not changed materially nor are any material changes expected.

NONINTEREST EXPENSE
-------------------

     Noninterest expense includes all items of expense other than interest expense, the provision for loan losses and income taxes. During the third quarter noninterest expense increased $53,000, or 4.9% to $1,145,000.

     Among the components of noninterest expense salaries and employee benefits exhibited the greatest change rising $50,000 to $617,000. Salaries increased $31,000 reflecting the retention of a full-time broker, a new trust officer and regular compensation adjustments. Significant increases were also experienced in group insurance and pension costs. Group insurance, including the cost of the Company's partially self-funded medical plan, increased nearly $8,000 during the quarter. The cost of this plan is borne entirely by the Company. And, although, the pension plan is overfunded, net periodic pension expense for the quarter increased nearly $7,000.

     Equipment costs for the quarter increased nearly 20% to $85,000 due largely to the need to make extensive repairs to the Bank's air conditioning system. Data processing expense decreased to $78,000 for the quarter compared to $92,000 in the third quarter of 1998. This is due to the sale of the Bank's credit card portfolio during the second quarter of 1999 and resulting decrease in processing fees of approximately $4,000 per month. The remaining components of noninterest expense did not change significantly during the third quarter.

     For the year-to-date period total noninterest expense of $3,358,000 is up $153,000, or 4.8%, when compared with the September 30, 1998 total. Similar to the quarterly results, personnel costs were primarily responsible for the increase rising $156,000 when compared to the first three quarters of 1998 with additional salaries, group insurance and pension costs accounting for the increase. Higher maintenance costs have caused equipment expenses to increase 11% to $242,000 while data processing and advertising expenses have remained nearly steady. Net occupancy expense for the nine months is down $58,000, nearly 30%, due to lower depreciation on the Company's buildings.

     Other noninterest expense increased $34,000 to $858,000 during the nine month period despite decreases in amortization of goodwill related to the Company's 1984 acquisition of it's Parsons, West Virginia office and a reduction in credit card expenses following the sale of that portfolio. This is because costs related to the foreclosure, upkeep, and sale of assets held as collateral for loans totaled $64,000, nearly $55,000 more than in the first nine months of 1998. In addition, stationery, computer software and educational expenses were up $26,000 reflecting such things as education of newly positioned personnel and higher costs for new software releases.

INCOME TAXES
------------

     With third quarter income dropping in 1999 the quarterly provision for state and federal income taxes was just $5,000 compared to $201,000 in the third quarter of 1998. On a year-to-date basis, income tax expense totaled $334,000 and $594,000 in 1999 and 1998, respectively. These figures represent 32.2% and 33.5% of the respective pre-tax income amounts. The Company was not subject to the federal alternative minimum tax during any of the periods covered by this report.

FINANCIAL CONDITION
-------------------

     Total assets of $137,959,000 at September 30, 1999 were $1,258,000 in excess of their year-end 1998 total of $136,701,000. Average assets for the first nine months of 1999 were $136,986,000. A detailed discussion of the Bank's financial condition follows.

LOAN PORTFOLIO
--------------

     The loan portfolio is Citizens' largest asset at $86,894,000, which is nearly unchanged since year-end 1998. Although loan demand has not been heavy in 1999 mortgage loans have increased by $2.2 million since year-end. Included in mortgage loans are adjustable rate residential mortgages of $40.1 million, fixed rate residential mortgages of $2.1 million, and mortgages made to commercial entities of approximately $18.6 million. Because of the interest rate risk involved in holding long-term, fixed rate mortgages in the portfolio, Citizens has limited it's involvement with such products. As a result mortgage loans to commercial entities have become a key component of the mortgage loan portfolio while residential consumers continue to migrate toward fixed rate products.

     Other types of commercial lending, together with loans to financial and agricultural concerns, comprise the Bank's second major portfolio. These loans totaled $12,574,000 at September 30, 1999, down $792,000 from year-end. The primary cause of this decrease was the need to charge-off several loans which will be explained later in this discussion.

     The Company's other major loan portfolio is the installment, or consumer, portfolio. The size of this portfolio is also down in 1999 to $10,623,000 at September 30, 1999 from $11,599,000 at year-end 1998. The decrease to these loans was the result of a lack of demand for the product at pricing levels sufficient to compensate for the risks inherent in the product as well as provide adequate returns to the Bank on those loans. The reduced demand was the result of higher levels of competition from auto manufacturers. These loans have historically made up the majority of this portfolio.

     During the second quarter of 1999 the Bank sold its credit card portfolio at par. This action was taken due to low demand of the product and the relatively high levels of charge-offs that had been experienced. The Bank has maintained its position as a depository for its credit card merchants which accounts for the minimal credit card balance of $34,000 at September 30, 1999. The Bank's remaining portfolios are relatively small and primarily consist of loans to local municipal and public service entities.

     In addition to the portfolios discussed above, the Bank is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. As of September 30, 1999 commitments to extend credit, including unused lines of credit, totaled $12,958,000 while letters of credit totaled $268,000.

     Given the Bank's philosophy toward long-term, fixed rate mortgages, the degree of competition for consumer loans, and the possibility of future interest rate increases, management does not anticipate significant loan growth in the near future. However, changes in the local economy lead the Company to believe that sound lending opportunities remain.

     The Company has experienced unusually high charge-offs during the first nine months of 1999. As explained in the June 30, 1999 Form 10-Q, a charge-off of $300,000 was taken in the second quarter. The Company is now in the final stages of selling the collateral it received in connection with this charge-off. It appears that upon the completion of these sales, a gain on the disposal of an uncertain amount is likely to be realized.

     During the third quarter two more charge-offs, totaling $442,000, were incurred. These charge-offs, both involving used car dealers, had not been anticipated. The Bank has taken possession of the collateral available to it and is in the process of liquidating it. The Company has also reviewed it's lending practices and policies regarding such borrowers and has made improvements in it's systems of internal control designed to reduce the likelihood of future losses. As a result of these charge-offs, management increased the provision for loan losses by $554,000 during the third quarter. Although, this action was detrimental to current income it re-established the integrity of the allowance for loan losses. At September 30, 1999, the allowance totaled $957,000, or 1.10% of gross loans which management believes adequately addresses the risk inherent in the loan portfolio. As of the report date, the portfolio included just $49,000 in loans which have been placed on nonaccrual status and $64,000 in loans which are past due 90 or more days but still accruing interest. Management will continue to evaluate loan quality and review the adequacy of the allowance for loan losses on a quarterly basis. An analysis of the allowance for loan losses may be found in Note 4 to the financial statements.

SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD
-------------------------------------------

     The Bank's security portfolio consists of available for sale and held to maturity securities while no securities are maintained in a trading account. At September 30, 1999, the held to maturity portfolio totaled $7,184,000 consisting solely of tax-exempt municipal securities. Management re-evaluates the classification of its' securities on a quarterly basis.

     The Bank emphasizes the available for sale portfolio due to the flexibility if allows in managing the balance sheet structure and addressing asset/liability issues. At September 30, 1999 this portfolio had an estimated fair value of $32,709,000 which, due to recent increases in market rates, is $466,000 less than the amortized cost. This decrease has no impact on income. Credit quality and liquidity, more than earnings, determine how the portfolio is managed. Therefore, the portfolio consists primarily of U.S. Treasury and Agency obligations, investment grade corporate debt, and insured municipal debt. Management attempts to structure these instruments over a five year ladder so as to provide a continuous source of liquidity to either fund loans or meet deposit withdrawl demands. The sale of securities designated available for sale, although not common, is permitted when appropriate opportunities exist. During 1999, all securities which were due to mature in the first quarter of the year 2000 were sold as part of the Bank's overall year 2000 liquidity plan. Such sales resulted in a gain of $16,000. No further sales are currently anticipated.

     Due to the laddering approach used in managing the securities portfolio, the Bank generally tries to minimize it's involvement in the overnight federal funds market. Nonetheless, at any given time the execution of specific investing or funding strategies, or normal fluctuations in deposit and loan balances, may require the Bank to sell, or buy, funds on an overnight basis. Since the second quarter of 1999 the Bank has been executing such a strategy in connection with the year 2000 issue. Specifically, the Bank has elected not to reinvest its maturing investment securities, instead electing to increase its federal funds sold position. If necessary, these funds will be converted into cash to satisfy any customer year 2000 liquidity demands. Because of this action, the September 30 balance in federal funds sold has increased to $3,758,000.

DEPOSITS AND OTHER FUNDING SOURCES
----------------------------------

     The Bank's primary market area has not witnessed significant deposit growth during the first nine months of 1999. Citizens has been no exception to this with total deposits at the report date of $112,904,000 being $560,000 less that at year-end 1998. Average deposits during the nine month period were $113,410,000.

     Noninterest bearing deposits decreased $1,661,000 during the first nine months of the year to $13,681,000. This was not unexpected as the year-end level was unusually high. Average noninterest bearing deposits during the period were$13,843,000.

     Some growth was experienced in interest bearing deposits which increased from $98,122,000 to $99,223,000 during the first three quarters of the year. This growth has been centered in two areas, checking plus (NOW) accounts and savings sweep accounts. Checking plus accounts, which are interest bearing checking accounts, have increased $930,000 to $11,874,000. This quarter-end balance is slightly in excess of the average year-to-date balance of $11,758,000. Management considers these deposits to be stable in nature. Savings sweep accounts allow commercial customers to sweep balances from noninterest bearing demand deposits to interest bearing sweep accounts on a daily basis. At $6.3 million these accounts have increased $900,000 since year-end although their average balance more closely approximates the year-end total of $5.4 million.

     In contrast to these items, certificates of deposit decreased by $755,000 since year-end to $41.6 million. In part this is due to customers seeking higher yields than those available in the Bank's primary market area. By referring such customers to the Bank's full service brokerage center the Bank has been able to retain these customer relationships in most cases. Through September 30, approximately $1.2 million of Bank deposits have migrated to the brokerage center. This represents one-third of total 1999 brokerage sales of $3.6 million. These efforts have produced $38,000 in fee income for the Bank.

     In addition to deposits, the Bank may generate funding by the use of borrowings. The Bank's long-term borrowings are used to fund specific loans while its' short-term borrowings consist of several repurchase agreements with local governmental entities. No new borrowings, of either type, were acquired during the first nine months of the year. The balance in short-term borrowings has increased by approximately $2.4 million. Management expects part of this increase may be due to tax collections, the permanence of which is unknown at this time.

CAPITAL RESOURCES
-----------------

     Total shareholders' equity of $16,200,000 at September 30, 1999 is $449,000 of 2.7%, less than the December 31, 1998 total of $16,649,000. This reflects the change in the unrealized gains/losses on available for sale securities of $595,000 and the purchase of 5,735 shares of treasury stock at a cost of $260,000. Dividends paid during the first nine months of the year of $.45 equal those paid during the same period in 1998. Still, at 11.74% of total assets, the Company has a very strong capital position. And, as shown below, the subsidiary bank easily exceeds all regulatory capital requirements.


                         Minimum Capital Standard Ratios
--------------------------------------------------------------------------------
                                              Citizens            Regulatory
                                           Financial Corp.       Requirements
--------------------------------------------------------------------------------
Total capital to risk weighted assets         18.97%               8.0%
Tier I capital to risk weighted assets        17.93%               4.0%
Tier I capital to adjusted total assets       11.99%               4.0%

     The Company is unaware of any trends or uncertainties, nor do any plans exist, which may materially impair its capital position.

LIQUIDITY AND INTEREST RATE SENSITIVITY
---------------------------------------

     The objective of the Company's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of Citizens' liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio, held to maturity securities due within one year, and short-term funds such as federal funds sold. At September 30, 1999 these sources totaled $24,406,000 or 17.7% of total assets. In addition, liquidity may be generated through loan repayments and over $52,000,000 of available borrowing arrangements with correspondent banks. Each quarter management tests the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. At September 30, 1999, this test indicates the Bank has ample liquidity to satisfy those needs. Details on both the sources and uses of cash are presented in the Statements of Cash Flows contained in the financial statements.

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

     The Company is also actively planning to meet the liquidity requirements which may, or may not, arise as a result of the Year 2000 issue. Such plans extend beyond the more usual planning as described in the preceding paragraphs and will continue to evolve as the year-end approaches. A discussion of internally available funding strategies was presented earlier in this report. In addition to these funds, the Bank has obtained a $3.8 million guaranteed line of credit from the Federal Home Loan Bank of Pittsburgh.

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

     One common interest rate risk measure is the gap, or difference between rate sensitive assets and rate sensitive liabilities. As of September 30, 1999, the Company's cumulative one year gap to total assets ratio of negative 9.02% is larger than normal and also larger than at December 31, 1998 when it was negative 4.15%. This is the result of several factors including higher balances in repurchase agreements, the sale of certain short-term securities as part of the Company's Y2K plan, and the recent tendency for customers to choose shorter term certificates of deposit. Some of these factors appear to be temporary in nature.

     Traditional gap theory indicates this gap position may be beneficial in the event rates fall and detrimental in the event that rates rise. However, because of certain assumptions used in gap analysis, including the rate sensitivity of accounts on which management can set the rate, the timing of rate changes, and the magnitude of rate changes, the Bank also uses other types of financial modeling programs to measure and control its interest rate risk. Based upon the reviews and tests conducted, management feels that interest rate risk is within acceptable levels.

YEAR 2000 COMPLIANCE
--------------------

     Historically, certain computerized systems have had two digits rather than four digits to define the applicable year, which could result in recognizing a date using 00 as the year 1900 rather than the year 2000. This could result in failures or miscalculations and is generally referred to as the Year 2000 issue.

     Because the Bank, as well as some of its suppliers, customers and service providers, is heavily dependent on computers to conduct its business operations, it recognizes and seeks to responsibly address the Year 2000 issue. Failure to address Year 2000 issues could result in business disruption that could materially affect the Company's operations, liquidity or capital resources. A Year 2000 Task Team has been assembled to study, test and remedy Year 2000 issues. This team includes members of senior management and reports regularly to the Board of Directors. The team has inventoried all computer related or dependent hardware and software, identified those which are critical, and assessed the Year 2000 compliance of each component. Testing of critical items, which involve a third party processor, has been jointly conducted with that processor. Backup systems for noncritical functions have also been identified and are also subject to testing. The Bank also has contingency plans which will be implemented in the event of a Year 2000 failure. In addition, the Bank has contacted those customers and vendors, who, if unable to cope with the Year 2000 issue may negatively impact the Bank, to attempt to determine their degree of readiness.

     Through September 30, 1999, the Bank has incurred expenditures approximating $185,000 in preparation for the Year 2000. Of this amount, $53,000 was incurred during 1999. Included in the total are capital expenditures approximating $129,000. It is not expected that additional capital expenditures of a significant amount will be needed.

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

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings :
         -----------------

         As of September 30, 1999 Citizens Financial Corp. was not involved in any material legal proceedings. The Bank is currently involved, in the normal course of business, in various legal proceedings. After consultation with legal counsel, management believes that all such litigation will be resolved without materially effecting the financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against the Company or the Bank.

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


                                                CITIZENS FINANCIAL CORP.



 Date:         11/4/99                      /s/ Robert J. Schoonover
      ________________________              --------------------------
                                            Robert J. Schoonover
                                            President
                                            Chief Executive Officer




 Date:         11/4/99                      /s/ Thomas K. Derbyshire
      ________________________              --------------------------
                                            Thomas K. Derbyshire
                                            Treasurer
                                            Principal Financial Officer