Form 10-K405
period 1999-12-31
CITIZENS FINANCIAL CORP/DE/
filed 2000-03-17
CIK 764156

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K
                      ----------------------------------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 for the fiscal year ended  December 31, 1999
                                          ---------------------

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No:  2-96144
                                              -------


                           CITIZENS FINANCIAL CORP.
        ---------------------------------------------------------------
             (exact name of registrant as specified in its charter)

        Delaware                                      55-0666598
--------------------------------        ---------------------------------------
(State of Incorporation)                (I.R.S. Employer Identification Number)

213 Third St.
Elkins, West Virginia                                   26241
--------------------------------        ---------------------------------------
(Address of Principal                                 (Zip Code)
Executive Offices)

Registrant's Telephone Number,                      (304) 636-4095
                                        ---------------------------------------
 Including Area Code:


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

               Yes    X                  No _______
                   -------


     The aggregate market value of Citizens Financial Corp. common stock, representing all of its voting stock that was held by nonaffiliates on February 29, 2000, was approximately $20,834,894.

     As of February 29, 2000, Citizens Financial Corp. had 750,000 shares of common stock outstanding with a par value of $2.00.

                        This report contains 116 pages.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) The Company's Form S-4, dated February 19, 1987, is incorporated by reference in Item 1 of Part I and Item 14(c) of Part IV of this report to the extent stated herein.

(2) The Bank's Executive Supplemental Income Agreement, previously filed as an Exhibit to the Company's Form 10-K dated December 31, 1996, and amended as filed in the December 31, 1997 Form 10-K, is also incorporated by reference in Item 11 of Part IV of this report.

(3) The Company's Bylaws, which were previously filed on pages 64-71 of its Form 10-K dated December 31, 1998, are incorporated by reference in Item 14(c) of Part IV of this report.

(4) The Company's Form 8-K, dated December 22, 1999, is incorporated herein by reference in Part I, Item 1 and Part IV, Item (b) of this report.


                           CITIZENS FINANCIAL CORP.
                                FORM 10-K INDEX

                                                                            Page
                                                                            ----

Part I   Item 1   Business.................................................    3
         Item 2   Properties...............................................    3
         Item 3   Legal Proceedings........................................    7
         Item 4   Submission of Matters to a Vote of Security Holders......    7

Part II  Item 5   Market for the Registrant's Common Stock and Related
                  Shareholders Matters.....................................    7
         Item 6   Selected Financial Data..................................    9
         Item 7   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................   16
         Item 8   Financial Statements and Supplementary Data..............   29
         Item 9   Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure......................   55

Part III Item 10  Directors and Executive Officers of the Registrant.......   55
         Item 11  Executive Compensation...................................   57
         Item 12  Security Ownership of Certain Beneficial Owners and
                  Management...............................................   59
         Item 13  Certain Relationships and Related Transactions...........   60

Part IV  Item 14  Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K.................................................   62

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

Pending Acquisition
-------------------

     As further disclosed in Note 12 to the Consolidated Financial Statements, which may be found on page 50 of this report, the Bank has entered into an agreement to purchase and operate a branch facility in Petersburg, West Virginia. This transaction is expected to be completed during the first half of 2000 and provide the Bank with the opportunity to offer its products and services in a new market. This transaction was previously reported by the filing of Form 8-K on December 22, 1999 which is incorporated herein by reference.

Employees
---------

     As of December 31, 1999 Citizens Financial Corp. had no employees. Citizens National Bank employed 77 full-time equivalent employees at that date. The Bank's employees are not represented by any union or other collective bargaining agreement and the Bank believes its employee relations are good.

Business of Citizens and Citizens National Bank
-----------------------------------------------

     As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, Citizens' present business is the operation of its bank subsidiary. As of December 31, 1999 Citizens' consolidated assets approximated $137,297,000 and total shareholders' equity approximated $15,954,000.

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

     As a bank holding company Citizens is permitted to engage in certain nonbanking activities which are closely related to banking under the provisions of the Bank Holding Company Act and the Federal Reserve Boards' Regulation Y. In addition, the Bank may engage, directly or indirectly, in certain nonbanking activities as permitted by its regulatory authorities. Beginning in January, 1999, the Bank began providing brokerage services through a contractual agreement with PrimeVest Financial Services, Inc. Products and services offered through PrimeVest includes stocks, bonds, mutual funds and annuities. These services are not bank deposits and do not carry FDIC insurance. As such, they do carry a risk of loss and are intended only for those customers who understand and accept such risk. In addition to this venture, management is also evaluating other nonbanking opportunities.

Statistical Information
-----------------------

     The disclosures required by Securities Act Guide 3 - "Statistical Disclosure by Bank Holding Companies", are included in Item 6 - Selected Financial Data, on pages 9 through 16 of this report.

Properties
----------

     The services described above are offered from offices owned by the Bank including its approximately 16,940 square foot main office located at 213 Third Street, Elkins, West Virginia. In addition the Bank owns a drive-in facility directly across from its main office on Third Street and it has owned and operated a 5,000 square foot full service branch in Parsons, West Virginia since 1984. In 1992 an additional branch facility was opened in Beverly, West Virginia which contains approximately 1,840 square feet. This facility, which is also owned, provides drive-in and ATM service in addition to traditional deposit and teller services. Loan services, however, are not provided at the Beverly branch. All of these facilities are fully utilized for banking purposes except the Parsons branch which leases approximately 1,800 square feet as a dental office.

     Citizens Financial Corp. does not own or lease any property. To date it has utilized the Bank's facilities and has not occupied more than a minimal amount of space. Citizens does not compensate the Bank in any way for such usage as it is deemed to be insignificant. Management believes the existing facilities are adequate and suitable to conduct the Company's and Bank's business.

Competition
-----------

     Citizens faces a high degree of competition for all of its services from local banks. Within its market area of Randolph and Tucker counties in West Virginia there exists seven competing commercial banks operating numerous branches. As of June 30, 1999, the most recent date for which data is available, the Bank had deposits representing approximately 28.2% of total deposits of the commercial banks serving its primary market area, which is comparable to its market share at June 30, 1998. With regard to the upcoming opening of a branch in Petersburg, West Virginia, the Bank expects to enter the market with approximately 5.3% of the deposit market share. Two other banks will also operate in that market.

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

     In 1994, Congress passed the Reigle-Neal Interstate Banking Bill (the "Interstate Bill"). The Interstate Bill permits certain interstate banking activities through a holding company structure, effective September 30, 1995. It permits interstate branching by merger effective June 1, 1997 unless states "opt-in" sooner, or "opt-out" before that date. States may elect to permit de novo branching by specific legislative election. In March, 1996, West Virginia adopted changes to its banking laws so as to permit interstate banking and branching to the fullest extent permitted by the Interstate Bill. The Interstate

Bill will permit consolidation of banking institutions across state lines and, perhaps, de novo entry. As its provisions become effective, it is likely that the resulting restructurings and interstate activities will result in the realization of economies of scale within those institutions with entities in more than one state. One result could be increased competitiveness, due to the realization of economies of scale and/or, where permitted, due to de novo market entrants.

     Under West Virginia banking law, an acquisition or merger is not permitted if the resulting depository institution or its holding company, including any depository institutions affiliated therewith, would assume additional deposits to cause it to control deposits in the State of West Virginia in excess of twenty five percent (25%) of such total amount of all deposits held by insured depository institutions in West Virginia. This limitation may be waived by the Commissioner of Banking for good cause shown.

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

     The Bank is subject to various capital requirements under federal banking regulations including the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Quantitative measures established by those regulations ensure minimum capital levels are maintained. Those measures are summarized in Note 13 to the Consolidated Financial Statements which begins on page 50 of this report. Also contained in that Note are the Bank's regulatory capital ratios at December 31, 1999. Those ratios show that the Bank satisfied the requirements necessary to be categorized as well capitalized which is the highest category established under the regulations. As a well capitalized institution Citizens is permitted to engage in a wider range of banking activities than may be permitted otherwise.

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

Item 3.  Legal Proceedings
--------------------------

     As of December 31, 1999 Citizens Financial Corp. was not involved in any material legal proceedings. The Bank is currently involved, in the normal course of business, in various legal proceedings. After consultation with legal counsel, management believes that all such litigation will be resolved without materially affecting financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against the Company or the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders of Citizens Financial Corp. during the fourth quarter of 1999.

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

     Citizens has only one class of stock, that being common stock, and all voting rights are vested in its holders. The shareholders of Citizens are entitled to one vote for each share of common stock owned on all matters subject to a vote of shareholders. At February 28, 1999 shareholders of record numbered
470. The Company has no plans to issue senior securities.

     Citizens maintains a policy under which it may purchase shares of its' own stock for treasury, subject to certain limitations, when it is deemed to be in the best interest of the Company to do so. Such shares are purchased on the open market through independent brokers. At December 31, 1998 and 1999 the number of treasury shares was 88,433 and 94,168, respectively. These shares are included in the total number of shares issued, as disclosed above, and no plans currently exist regarding their use and there are no plans regarding future purchases. An additional 3,220 shares of treasury stock were purchased subsequent to December 31, 1999 and prior to the filing of this report.

     The following table presents the high and low market prices for Citizens' common stock for the periods indicated.

                                              High           Low
                                             ------         ------
 First Quarter through
 February 29, 2000                           $40.00         $35.50

 1999
 ----
 First Quarter                               $54.00         $45.00
 Second Quarter                              $50.00         $44.00
 Third Quarter                               $45.00         $41.00
 Fourth Quarter                              $46.00         $40.00

 1998
 ----
 First Quarter                               $33.00         $27.75
 Second Quarter                              $37.50         $33.00
 Third Quarter                               $38.12         $36.75
 Fourth Quarter                              $54.00         $38.00

     The prices listed above are based upon information available to Citizens' management through those brokers which deal in the Company's stock as well as through certain Internet quotation services and are believed to accurately represent the amount at which its stock was traded during the periods indicated. Prices reflect amounts paid by purchasers of the stock and, therefore, may include commissions or fees paid to brokers. The amounts of such commissions or fees, if any, are not known to management. No attempt was made by management to ascertain the prices for every sale made during these periods. The decrease in stock price which occurred in 1999 is discussed in the management's discussion and analysis section of this report.

     Citizens shareholders are entitled to receive dividends when and as declared by its Board of Directors. Dividends are typically paid quarterly. Aggregate dividends were $1.10 per share in 1999 and $1.00 per share in 1998. Dividends are paid out of funds legally available for the payment of dividends as set forth in the West Virginia Corporation Act.

     Payment of dividends by Citizens is dependent upon payment of dividends to it by the subsidiary bank. The ability of the Bank to pay dividends is subject to certain limitations imposed by national banking laws as outlined in Note 13 to the Consolidated Financial Statements on page 50 of this report.

Item 6.  Selected Financial Data
--------------------------------

     Selected financial data for the five years ended December 31, 1999 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this report.


Citizens Financial Corp.

----------------------------------------------------------------------------------
Selected Financial Data Five Year Summary
(in thousands of dollars, except per share data)
----------------------------------------------------------------------------------
                                  1999      1998       1997       1996       1995
----------------------------------------------------------------------------------
BALANCE SHEET DATA:
Total assets.................  $ 137,297   $136,701   $132,132   $128,760  $126,350
Securities...................     41,562     43,812     38,519     34,134    34,374
Loans, net...................     85,665     85,709     86,400     88,235    82,781
Deposits.....................    110,232    113,464    110,401    109,570   109,671
Short-term borrowings........      6,029      4,627      3,597      2,965     1,590
Long-term borrowings.........      4,087      1,013      1,078        330       334
Total shareholders' equity...     15,954     16,649     16,095     14,943    13,952

SUMMARY OF OPERATIONS:
Total interest income........  $  10,058   $ 10,336   $ 10,314   $ 10,145  $  9,475
Total interest expense.......      3,963      4,108      4,014      3,880     3,530
                               ---------   --------   --------   --------  --------

 Net interest income.........      6,095      6,228      6,300      6,265     5,945
Provision for loan losses....        714        120        236        168        60
                               ---------   --------   --------   --------  --------

Net interest income after
 provision for loan losses...      5,381      6,108      6,064      6,097     5,885
Noninterest income...........        701        555        563        546       476
Noninterest expense..........      4,491      4,242      4,052      4,178     3,912
                               ---------   --------   --------   --------  --------

Income before income taxes...      1,591      2,421      2,575      2,465     2,449
Income taxes.................        490        821        934        834       823
                               ---------   --------   --------   --------  --------

Net income...................  $   1,101   $  1,600   $  1,641   $  1,631  $  1,626
                               =========   ========   ========   ========  ========

PER SHARE DATA:

Net income:
 Basic.......................  $    1.67   $   2.41   $   2.40   $   2.39  $   2.36
                               =========   ========   ========   ========  ========


Cash dividends...............  $    1.10   $   1.00   $    .90   $    .80       .70
                               =========   ========   ========   ========  ========

     Additional information required under Securities Act Industry Guide 3 for Bank Holding Companies follows:

          Distribution of Assets, Liabilities & Shareholders' Equity;
                   Interest Rates and Interest Differential


                                          1999                               1998                                      1997
                             -------------------------------    --------------------------------    -------------------------------
                              Avg Bal   Interest  Yield/Rate    Avg Bal    Interest   Yield/Rate    Avg Bal    Interest  Yield/Rate
                             -------------------------------    --------------------------------    -------------------------------
                                (in thousands of dollars)          (in thousands of dollars)           (in thousands of dollars)
Interest Earning Assets:
Federal funds sold           $  1,432    $    73       5.10%    $  1,261    $    69        5.47%    $  1,336    $    74       5.54%
Securities:
  Taxable                      35,438      2,117       5.97       33,545      2,061        6.14       29,686      1,859       6.26
  Tax-exempt (1)                7,543        551       7.31        7,474        559        7.48        5,381        426       7.92
Loans (net of unearned
 interest) (1) (2)             86,630      7,521       8.68       85,670      7,837        9.15       87,980      8,109       9.22
                             -------------------------------    --------------------------------    -------------------------------
 Total interest earning
  assets  (1)                 131,043     10,262       7.83      127,950     10,526        8.23      124,383     10,468       8.42

 Nonearning assets:
   Cash and due from banks      4,153                              2,914                               3,131
   Bank premises and
    equipment, net              1,445                              1,530                               1,595
   Other assets                 1,955                              2,309                               1,901
   Allowance for loan
    losses                     (1,001)                            (1,101)                             (1,026)
                             --------                           --------                            --------
 Total assets                $137,595                           $133,602                            $129,984
                             ========                           ========                            ========

 Interest Bearing
  Liabilities:
   Savings deposits          $ 26,857        707       2.63     $ 26,096        756        2.90     $ 27,083        780       2.88
   Time deposits               52,294      2,546       4.87       51,796      2,622        5.06       50,502      2,600       5.15
   NOW accounts                14,515        242       1.67       13,561        282        2.08       11,583        255       2.20
   Money market accounts        5,780        116       2.01        5,984        145        2.42        6,159        152       2.47
   Borrowings                   6,903        352       5.10        5,426        303        5.58        4,075        227       5.57
                             -------------------------------    --------------------------------    -------------------------------
   Total interest bearing
    liabilities               106,349      3,963       3.73      102,863      4,108        3.99       99,402      4,014       4.04

 Noninterest bearing
  liabilities:
   Demand deposits             13,923                             13,424                              13,922
   Other liabilities              767                              1,029                               1,006
   Shareholders' equity        16,556                             16,286                              15,654
                             --------                           --------                            --------
 Total liabilities and
   shareholder's equity      $137,595                           $133,602                            $129,984
                             ========                           ========                            ========

 Net interest income (1)                 $ 6,299                            $ 6,418                             $ 6,454
                                         =======                            =======                             =======

 Net interest income to average
  earning assets  (1)                                  4.81%                               5.02%                              5.19%
                                                       ====                                ====                               ====

(1) Yields on tax-exempt holdings are expressed on a tax equivalent basis using a 34% tax rate.

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

                                        1999 Compared to 1998                     1998 Compared to 1997
                                     Increase (Decrease) Due to                Increase (Decrease) Due to
                                     --------------------------                ---------------------------
                                                         (in thousands of dollars)
                                     Volume      Rate     Total                Volume      Rate      Total
                                     --------------------------                ---------------------------
Interest earned on:
  Federal funds sold                 $   9       $  (5)  $    4                $  (4)     $  (1)     $  (5)
  Taxable securities                   116         (60)      56                  235        (33)       202
  Tax-exempt securities                  5         (13)      (8)                 157        (23)       134
  Loans                                 88        (403)    (315)                (211)       (62)      (273)
                                     --------------------------                ---------------------------
Total interest earned                  218        (481)    (263)                 177       (119)        58
                                     --------------------------                ---------------------------

Interest expense on:
  Savings deposits                      22         (71)     (49)                 (29)         5        (24)
  Time deposits                         25        (101)     (76)                  67        (45)        22
  NOW accounts                          19         (59)     (40)                  42        (14)        28
  Money market accounts                 (5)        (24)     (29)                  (4)        (3)        (7)
  Other borrowing                       77         (27)      50                   75         (1)        74
                                     --------------------------                ---------------------------
Total interest expense                 138        (282)    (144)                 151        (58)        93
                                     --------------------------                ---------------------------
Net interest income                  $  80        (199)    (119)               $  26      $ (61)     $ (35)
                                     ==========================                ===========================

                             Securities Portfolio

     Presentation of the amortized cost of securities as of December 31, 1999 and 1998 may be found in Note 3 to the Consolidated Financial Statements which begins on page 37 of this report.

     The following table sets forth the maturities of securities as of December 31, 1999 and the weighted average yields of such securities (calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security).

                                Within One          After One but     After Five but           After Ten
                                  Year           Within Five Years   Within Ten Years           Years                 Total
                            -------------------------------------------------------------------------------------------------------
                            Amount     Yield      Amount    Yield     Amount   Yield      Amount       Yield    Amount     Yield
                            -------------------------------------------------------------------------------------------------------
                                                                 (in thousands of dollars)
 U.S. Treasury and other
   U.S. government
   agencies and
   corporations             $ 5,998    5.78%      $14,766   5.70%     $    -       -%     $    -           -%   $20,764    5.72%
 State and political
   subdivisions (1)           1,312    7.62         5,017   6.76         854    7.09           -           -      7,183    6.96
 Other securities             3,599    6.39        10,079   6.15           -       -         732        6.69     14,410    6.23
                            -------    ----       -------   ----      ------    ----      ------        ----    -------    ----

   Total                    $10,909    6.20%      $29,862   6.03%     $  854    7.09%     $  732        6.69%   $42,357    6.11%
                            =======               =======             ======              ======                =======

The portfolio contains no securities of any single issuer in which the aggregate amortized cost of such securities exceeds ten percent of shareholders' equity.

(1) Tax-equivalent adjustments, using a rate of 34%, have been made in calculating yields on obligations of state and political subdivisions.

Loan Portfolio
--------------

Types of Loans
--------------

     The distribution of loans by major category as of December 31, 1999 and 1998 may be found in Note 4 to the Consolidated Financial Statements which begins on page 40 of this report. All loans in the portfolio are domestic in nature.

Loan Maturities and Interest Rate Sensitivity
---------------------------------------------

     Note 4 to the Consolidated Financial Statements also provides data concerning the contractual maturities of loans, including commercial, financial and agricultural loans as well as real estate construction loans, as of December 31, 1999. Also provided are the amounts due after one year classified as fixed rate and variable rate loans.

Risk Elements
-------------

Nonperforming Loans
-------------------

     Nonperforming loans consist of loans in nonaccrual status, loans which are past due 90 days or more and still accruing interest and restructured loans. The following table sets forth the amounts of such loans as of the dates indicated:

                                          December 31
                                   -------------------------
                                       1999         1998
                                   -------------------------
                                   (in thousands of dollars)
 Nonaccrual loans                         $  57        $  53
 Loans past due 90 days or more
   still accruing interest                   51           21
 Restructured loans                           -            -
                                          -----        -----
   Total                                  $ 108        $  74
                                          =====        =====

     Loans are generally placed on nonaccrual status when they are past due 90 days as to principal or interest unless they are both well secured and in the process of collection. The following table provides a summary of information pertaining to nonaccrual loans as of December 31, 1999:


                                             (in thousands)
 Total nonaccrual loans                                $57
 Interest income which would have been
   recorded under original terms                         4
 Interest income recorded during the year                7

Potential Problem Loans
-----------------------

     As of December 31, 1999, the Company identified approximately $661,000 of loans which it classified as impaired due to doubts about the borrowers ability to repay as called for in the loan documents. These loans are further discussed in Note 5 to the Consolidated Financial Statements found on page 41 of this report.

Loan Concentrations
-------------------

     Information concerning loan concentrations is provided in Note 4 to the Consolidated Financial Statements which begins on page 40 of this report.

Summary of Loan Loss Experience
-------------------------------

     Note 5 to the Consolidated Financial Statements, which begins on page 46 of this report, presents an analysis of the allowance for loan losses for the years ended December 31, 1999, 1998 and 1997.

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

     The ratio of net losses to average loans outstanding was .94% in 1999, .12% in 1998 and .15% in 1997.

     The following table shows an allocation of the allowance for loan losses for the two years ended December 31, 1999 and 1998.


                                               December 31
                               --------------------------------------------
                                1999                              1998
                               --------------------------------------------
                                        Percent of             Percent of
                                      Loans in Each          Loans in Each
                                       Category to            Category to
                               Amount  Total Loans   Amount   Total Loans
                               --------------------------------------------
                                        (in thousands of dollars)
 Commercial, financial and
   agricultural                $  283           16%  $  732             15%
 Real estate - construction        20            2        1              2
 Real estate - mortgage           191           70       24             68
 Installment and other             71           12      100             15
 Unallocated                      446          N/A      253            N/A
                               ------          ---   ------            ---
   Total                       $1,011          100%  $1,110            100%
                               ======          ===   ======            ===

Deposits
--------

     The average daily amount of deposits and the rates paid on those deposits for the years ended December 31, 1999, 1998 and 1997 were previously presented in the Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential. That table may be found on page 10 of this report.

     A table summarizing the maturities of time certificates of deposit, including individual retirement accounts, of $100,000 or more as of December 31, 1999 may be found in Note 7 to the Consolidated Financial

Statements which begins on page 42 of this report. There were no other time deposits of $100,000 or more at that date.

Return on Equity and Assets
---------------------------

The following table shows consolidated operating and capital ratios for the periods indicated.

                                           Year Ended December 31
                                          -------------------------
                                            1999    1998    1997
                                          -------------------------
 Return on average assets                     .80%   1.20%   1.27%
 Return on average equity                    6.65    9.86   10.51
 Dividend payout ratio                      65.87   41.49   37.50
 Average equity to assets ratio             12.03   12.19   12.04


Short-term Borrowing
--------------------

     Information concerning the Company's short-term borrowing is presented in
Note 10 to the Consolidated Financial Statements which begins on page 48 of this report.


Item 7.  Management's  Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations
          ---------------------

     The following discussion and analysis presents the significant changes in the financial condition and results of operations of Citizens Financial Corp. and Subsidiary for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 1999 Annual Report to Shareholders as well as the rest of this Form 10-K. Since the primary business activities of Citizens Financial Corp. are conducted through the Bank, this discussion focuses primarily on the financial condition and operations of the Bank. This discussion may contain forward looking statements based upon management's current expectations. Such forward looking information may involve uncertainties including those associated with interest rate and general economic environments, regulations, competitive changes, and other risks. When provided, forward looking information is intended to assist readers in understanding anticipated future operations and are included pursuant to applicable safe harbor provisions; actual results may differ. Amounts and percentages used in this discussion have been rounded.

Earnings Summary
----------------

     Net income for the year 1999 of $1,101,000 was down considerably from both 1998 and 1997 when net income totaled $1,600,000 and $1,641,000, respectively. On a per share basis earnings were $1.67 in 1999, $2.41 in 1998, $2.40 in 1997. The return on average assets for the three years respectively was .80%, 1.20% and 1.27% while the return on average equity was 6.65%, 9.86% and 10.51%. The 1999 results were suppressed due to the charge-off of certain commercial loans and the consequent need to increase the year's provision for loan losses. This and other factors influencing the Company's results of operations and financial condition are addressed in the following sections of this report.

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

     For 1999 net interest income fell 2.14% to $6,095,000 from $6,228,000 in 1998. On a tax-equivalent basis, the results show a similar decrease of 1.85% to $6,299,000 despite a $3,093,000 rise in earning assets. This is primarily the result of a 40 basis point decline in the yield on those earning assets to 7.83%. Most significant was a 47 basis point drop in the yield on the Company's loan portfolio to 8.68% largely due to the need to place several loans on a nonaccrual status prior to their eventual charge-off. Specifically this action was applied to three commercial loans. The effect of these lower yields, or rate variance, was to reduce loan income by $403,000 which far exceeded the increase in loan income from higher balances, the volume variance, of just $88,000.

     The Company's other earning assets, investment securities and federal funds sold, also experienced lower yields but to a far lesser extent. In fact, the reduction in earnings due to these lower yields was more than offset by the positive effect of higher balances. Both of these factors, yield and balance outstanding, were negatively impacted by the Company's decision to forego reinvesting available funds during the second half of the year as a precautionary Y2K measure. This decision caused the Bank to miss several reinvestment opportunities at a time when investment yields were generally rising.

     In total, the factors discussed above resulted in a $278,000 decrease in interest income. However, interest expense for the year was reduced by $145,000 which helped reduce the impact on earnings. Although higher levels of interest bearing liabilities were maintained, management was able to control the rates paid on those liabilities in a manner which allowed the reduction in interest expense to be realized. Overall, the cost of the Company's interest bearing liabilities fell 26 basis points to 3.73% in 1999. This compares favorably with the peer group average of 4.23% and is a major reason the Company's 1999 net interest margin of 4.81% remains very high despite falling from 5.02% in 1998.

     Net interest income also decreased in 1998 but by the lesser total of just $71,000, or 1.13%, to $6,228,000. On a tax-equivalent basis the decrease was just $36,000. While the Company's earning asset base increased by more than $3.5 million from 1997 a 19 basis point reduction in the yield on earning assets was observed as the earning asset mix became more heavily weighted toward investment securities and less toward the higher yielding loan portfolio. As a result, interest income did not change significantly rising just $22,000 to $10,336,000.

     Like the earning asset base, the Company's interest bearing liabilities carried a lower yield, or cost to the Bank, in 1998 than in 1997. This decrease of 5 basis points, however, was less than the 19 basis point decrease in the yield on earning assets and also less than the added expense needed to carrying the higher level of interest bearing liabilities. Consequently, interest expense increased by $93,000 and net interest income fell to the $6,228,000 level. The net interest margin for the year also fell from 5.19% to 5.02% in 1998.


Noninterest Income
------------------

     Noninterest income includes all revenues not included in interest and fee income related to earning assets. Total noninterest income for 1999 of $701,000 is $145,000, or 26.16% greater than in 1998. This is the highest level of noninterest income the Bank has achieved. Among the reasons for the increase are a $39,000 increase in trust fees which was made possible by the settlement of several estates during the fourth quarter of the year. A revised trust fee schedule is expected to provide even higher income levels in the year 2000. Another area of improvement during 1999 was overdraft fees which increased by $72,000 as a result of the Bank changing its overdraft policy. This new policy is more like that of the Bank's primary competitors than was previously the case. Overdraft fees are included in the category of service fees on the Company's statement of income. Other noninterest income also increased rising from $132,000 in 1998 to $155,000 in 1999. This reflects the recognition of $58,000 of fees from the Company's new brokerage operation and the loss of $38,000 of merchant income due to the sale of the Bank's credit card operations. The Bank expects brokerage fees to approach $100,000 in 2000.

     The remaining components of noninterest income, insurance commissions and security gains, also increased in 1999. The increase in insurance commission, while nearly 39%, was relatively minor in dollar terms totaling just under $8,000. Nonetheless, it does reflect an increase in insurance policies written in connection with loans. The $16,000 gain on security sales is the result of Y2K preparations in which all securities maturing in the first quarter of 2000 were sold. Although it is possible additional security sales may occur in the future, such sales are not typical and none are planned at this time.

     While clearly not up to the 1999 level, 1998's noninterest income of $555,000 represented a very good year in fee income when compared to previous years. This is especially true when one considers that absent two unusual items in 1997, the 1998 total would have surpassed the 1997 total by $42,000. As was the case in 1999, this improvement was largely due to trust and overdraft fees. Trust fees increased by approximately $21,000 in 1998, again reflecting several large estates. Overdraft fees increased $17,000 but, unlike 1999 when there was a change in the fee structure, the increase was simply due to an increase in the number of overdrafts occurring.

Noninterest Expenses
--------------------

     Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. During 1999 noninterest expense increased significantly rising $249,000, or 5.87%, to $4,491,000. This increase was centered in two areas, personnel expense and other noninterest expense.

     In the case of personnel expense an increase of $190,000, or 8.86%, was incurred as the result of several items. Salaries increased by $94,000, or 5.53%, reflecting the retention of an investment broker and a new trust officer as well as a general 2.5% pay increase. Group insurance rose nearly $50,000 in 1999 reflecting not only increases in premium and administrative costs, but also an increase in the cost of the Company's partially self-funded medical plan.
The Company provides two retirement plans for all eligible employees. The pension plan is overfunded and provides a benefit rather than an expense annually. That benefit approximated $77,000 in 1999, down from $111,000 in 1998. This was partly offset by a reduction in 401(k) expense of $16,000 as the Company contributed $23,000 to the plan in 1999 compared to $39,000 in 1998. Finally, the cost of the Company's executive supplemental income plan, a nonqualified plan, increased $13,000 in 1999.

     Other noninterest expenses of $1,208,000 were up almost 15% from 1998 due to a number of factors. Among them costs related to the upkeep and sale of foreclosed assets increased $110,000 to $120,000. Partly as a result of those foreclosures and partly as a result of retaining consultants in the areas of trust services and operational efficiency, legal and professional fees also increased by $53,000. The Company also experienced increases in stationery, computer software, education expense and business franchise tax totaling approximately $48,000. Amortization expense related to the Company's 1984 acquisition of its Parsons, West Virginia office, however, decreased during the year. All of the goodwill related to that purchase has now been fully amortized.

     Among the other components of noninterest expense equipment costs increased. This increase of more than $24,000 reflects increased depreciation on newly purchased furniture and equipment as well as higher maintenance costs particularly to the Bank's air conditioning system. Otherwise, occupancy, data processing and advertising costs all decreased during the year. Unlike equipment expense, the near $70,000 reduction in occupancy expense reflects lower depreciation related to the Company's buildings. Data processing costs were reduced by $42,000 as a result of the discontinuance of the Bank's credit card program.

     Noninterest expense also increased in 1998 by $190,000 or 4.70%. Similar to 1999, salaries and benefits registered an increase of $94,000, or 4.58%, due to the retention of several employees to improve the Bank's sales efforts as well as the payment of $28,000 of outplacement benefits.

Equipment costs again increased, by $41,000, due to increased depreciation on new computer equipment, teller machines and an ATM. Also like 1999, other noninterest expense increased due to approximately $38,000 of various legal and professional fees relating to Y2K, revising the Company's articles of incorporation, and auditing of the Bank's trust operations. Net occupancy expense and advertising both decreased in 1998. Unlike 1999, however, data processing costs increased by almost $68,000 to $412,000 in 1998. This was the result of Y2K testing, higher fees with the Bank's primary external processor, and higher fees following the installation of a new trust processing system.

Year 2000 Compliance
--------------------

     The Year 2000 issue received much attention over the past several years. As a result of the diligent efforts of the Bank and it's vendors, the Company encountered no known Y2K problems. The Bank's Y2K task team continues to monitor it's data processing and computing systems and remains prepared to utilize it's contingency plans in the event they are needed.

     Over the past two years the Bank incurred significant expenditures while preparing for Y2K in addition to the dedication of significant labor resources to the issue. During 1999 expenditures totaled $185,000, including $36,000 in capital expenditures. In 1998, some $132,000 were expended of which $80,000 were capital expenditures.

     While the Bank believes the risk of an undetected Y2K error or of future Y2K errors is minimal, it cannot quantify the potential impact of any such failures which may have, or might, occur either internally or from external third parties.

Income Taxes
------------

     The Company's provision for income taxes, which totaled $490,000 in 1999, $821,000 in 1998, and $934,000 in 1997, includes both federal and state income taxes. Included in these amounts are deferred tax benefits of $22,000, and $42,000 in 1998 and 1997, respectively, and deferred tax expense of $16,000 in 1999. The effective tax rates for the years 1999, 1998, and 1997 were 30.8%, 33.9%, and 36.2%, respectively. Additional information regarding the Company's income taxes is contained in Note 8 to the consolidated financial statements.

Financial Condition
-------------------

     Total assets at December 31, 1999 of $137,297,000 are up approximately $596,000, less than one half of one percent, from December 31, 1998. On average, however, assets increased $3,993,000, or 2.99%, to $137,595,000. A further discussion of the Bank's major balance sheet categories follows.

Loan Portfolio
--------------

     The loan portfolio is Citizens' largest earning asset. Loan growth during 1999, however, was minimal with year-end loans of $86,812,000 actually $64,000 less than at year-end 1998. This is partly due to the sale of the Bank's credit card portfolio during the year. Begun in 1995, and having a year-end 1998 balance of $904,000, management determined that this portfolio lacked the growth potential required for profitability. No gain or loss was realized on this sale.

     Mortgage lending is the Bank's largest single portfolio. During 1999 this portfolio continued to grow increasing approximately $1,940,000 to $61,243,000. Of this total some $41.2 million are variable rate loans secured primarily by single family homes. Another $2.1 million of residential mortgages are held as fixed rate loans. This total of $43.3 million in residential loans is up $2.2 million, or 5.35%, from year-end 1998.

     While residential mortgage lending will surely continue to be the Bank's largest single portfolio, management believes that commercial lending may increase in coming years due to improved local infrastructure. However, during 1999 the need to charge-off two loans to local auto dealers, as well as an additional loan to a mining concern, limited the success of this portfolio. Although these three charge-offs totaled $755,000, commercial loans of $14,035,000 at December 31, 1999 were $669,000 greater than at December 31, 1998. In addition, the Bank held approximately $17.8 million of loans to commercial entities which were secured by real estate, down slightly from $17.9 million at December 31, 1998. Due to the nature of the collateral held these loans are classified as mortgage loans in the accompanying financial statements. The Bank will continue to seek growth in its' commercial lending business.

     The Bank's consumer, or installment, loan portfolio decreased for the third consecutive year from $11.6 million at December 31, 1998 to $10.1 million at December 31, 1999. As has been the case historically, the majority of this portfolio consists of loans made to consumers for the purchase of automobiles. Over the past several years competition for such loans has greatly increased which has caused pricing to decrease to levels which are not sufficient to compensate for the risk inherent in the product. Loans priced below prime, rebates, manufacturers incentives and requests for loans in excess of collateral value have all become common. The Bank does not believe engaging in such practices is in the best interest of its shareholders. Instead it will continue with its current approach of providing sensibly priced and structured loans to creditworthy consumers and will attempt to expand its' relationship with those customers.

     Additional information on the composition of the loan portfolio is presented in Note 4 to the financial statements.

     As noted previously, the Bank experienced unusually large charge-offs in 1999 which led to a reduction in earnings. In fact, total net charge-offs for the year of $812,000 exceeded the total of the previous eight years combined. This unexpected increase was due to the three commercial loans already discussed. In addition to resulting in the need to increase the provision for loan losses to $714,000 in 1999, these three loans caused the Bank to charge back approximately $34,000 in interest income. Also lost were an additional $107,000 in earnings that would have accrued through year-end had the loans performed as contractually called for. Provisions for loan losses totaled $120,000 in 1998 and $236,000 in 1997.

     Management is pursing all available legal avenues to recover these loan losses. With regard to two of the three aforementioned loans, federal banking authorities have been notified of the possibility of fraudulent activities. The Bank has also begun legal proceedings against the borrowers. The outcome of such proceedings cannot be determined at this time.

     By increasing the provision for loan losses the allowance for loan losses totaled $1,011,000 at December 31, 1999, which is 1.17% of gross loans. Management believes this allowance adequately addresses the risks now inherent in the loan portfolio and which may be reasonably anticipated. The allowance for loan losses, as well as overall loan quality, changes in the mix and size of the portfolio, general economic conditions, information about specific borrowers, and other factors are all analyzed quarterly.

     Loans which are 90 or more days past due are placed on nonaccrual status unless they are both well secured and in the process of collection. At year-end 1999 such loans approximated $57,000. Loans past due 90 days or more still accruing interest totaled $51,000.

     As a result of the loan losses incurred in 1999, management has undertaken a thorough review of its lending policies and procedures. Among the areas being reviewed are the supervision and control of the lending function, the adequacy of credit analysis and underwriting standards, and the effectiveness of loan monitoring and reporting systems. By analyzing these systems and implementing improvements where needed, management hopes future losses will be reduced.

Securities Portfolio and Federal Funds Sold
-------------------------------------------

     The Bank's securities portfolio is used to improve earnings by employing funds not needed to meet loan demand while at the same time providing liquidity and balancing interest rate sensitivity concerns. In its efforts to do so both available for sale and held to maturity accounts have traditionally been maintained. During the fourth quarter of 1999 management determined it might better achieve these objectives by eliminating the held to maturity account. Consequently, that account, which consisted solely of tax-exempt municipal obligations, was made a part of the available for sale account. This transfer, which was made at the fair value of the securities involved, had no impact on earnings. As in the past the Bank has no plans to engage in securities trading thus no trading account is maintained.

     As interest rates increased during 1999, particularly during the second half of the year, the value of fixed rate debt obligations such as those held in the Bank's securities portfolio, decreased. At December 31, 1999 the fair value of the securities portfolio of $41,562,000 was $795,000 less than its' amortized cost. This unrealized loss, which has no income effect, compares to an unrealized gain on securities available for sale of $441,000 at year-end 1998. This type of change was common among fixed income investors during 1999 and is not expected to impact the manner in which the portfolio is managed in the future. The amount of the unrealized loss totals just 1.88% of the portfolio and is somewhat limited by the short nature of the securities held. Additional interest rate increases could, however, increase the unrealized loss.

     Another factor impacting the security portfolio during the second half of 1999 was the preparation for Y2K. During that time approximately $5.7 million of securities matured. Typically these securities would have been reinvested. Instead nearly $5 million was converted into cash in order to satisfy any withdrawal demands of customers who may have had Y2K concerns. As already explained, the Bank experienced no Y2K problems and relatively little cash was withdrawn by customers. By not investing these securities as normal the Bank was forced to forego approximately $48,000 of interest income based on probable reinvestment opportunities. All excess cash balances were returned to an earning capacity in January 2000.

     Although the relative composition of the security portfolio has changed, the overall makeup of the portfolio and the types of securities held remains the same as in prior years. U.S. government agency securities are the largest component of the portfolio with fair value of $18.5 million representing approximately 44% of the total. Investment grade corporate debt securities of $13.3 million and tax-exempt municipal securities of $7.2 million comprise 32% and 17% of the total, respectively. The remainder of the portfolio consists of mortgage backed securities as well as stock which the Bank is required to hold for membership in the Federal Reserve Bank and Federal Home Loan Bank.

     The Bank generally tries to minimize its involvement in the overnight federal funds sold market, instead relying on the securities portfolio to provide the liquidity needed to fund loans or meet deposit withdrawal demands. Nonetheless, at any given time the execution of specific investing or funding strategies, or normal fluctuations in deposit and loan balances, may require the bank to sell, or buy, funds on an overnight basis.

     At December 31, 1999 and December 31, 1998 no balances were maintained in federal funds sold. The average federal funds sold balance during 1999, however, was $1,432,000 compared to $1,261,000 in 1998.


Deposits and Other Funding Sources
----------------------------------

     Comparing year-end 1999 to year-end 1998, total deposits are down $3,231,000 to $110,232,000. The majority of this decrease, $2,396,000, is in noninterest bearing deposits. However, as noted at December 31, 1998, noninterest bearing deposits at that time of $15.3 million were approximately $1.8 million higher than usual. When considering this the year-end to year-end comparison shows a change approximating just $596,000.

And, although no major Y2K withdrawals were observed, it is likely that some withdrawals were in fact made thus causing year-end deposit totals to be lower.

     Although deposit growth in the Bank's market has not been particularly strong, comparing average balances for 1999 to 1998 shows some success in attracting funds during the year. On average, deposits totaled $113,369,000 in 1999, up $2,508,000, or 2.26%, from $110,861,000 in 1998. Only average money market deposits decreased during the year from $5,984,000 to $5,780,000.

     Average noninterest bearing deposits increased $499,000 to $13,923,000. Likewise, average savings deposits grew $761,000 to $26,857,000. The change in savings balances may be attributed to a handful of large commercial customers with savings sweep accounts. These accounts allow the customer to sweep balances from noninterest bearing demand deposits to interest bearing savings accounts on a daily basis. NOW, or interest bearing checking accounts, showed the largest average balance increase of $954,000, or 7.03%. Average time deposits also increased, by $498,000, to $52,294,000. Within the time deposit group a clear pattern emerged in which customers moved their funds from long-term certificates to short-term certificates. The Bank also experienced a decrease in certificates of $100,000 or more. These "jumbo" certificates fell by $1,617,000, more than 14%, during the year to $9,623,000. As is the case at many banks the rate on such certificates is typically determined through negotiation with the customer. While the Bank does not actively seek this type of deposit it does attempt to remain competitive and in so doing monitors the rates paid for them on a local, regional and national basis weekly. If necessary, the Bank attempts to retain its relationship with these customers by directing them to it's brokerage center. During 1999 approximately one third, or $1.7 million, of the brokerage center's sales were obtained in this manner.

     In addition to deposits, the Bank may generate funding by the use of borrowings. Short-term borrowings include both overnight borrowings from the Federal Home Loan Bank and repurchase agreements having maturities of less than one year. The balance in any of these instruments fluctuates daily depending on the Bank's, or the customers', particular needs. Overnight borrowings, which increased from $239,000 to $2,016,000 averaged just $231,000 during 1999. Short-term repurchase agreements averaged $1,646,000 and totaled $4,013,000 and $4,388,000 at December 31, 1999 and 1998, respectively.

     Long-term borrowings also increased in 1999 due to the renegotiation of an existing two-year repurchase agreement. That repurchase agreement totaled $3,144,000 at year-end 1999. The Bank also had outstanding $943,000 of long-term debt used to fund specific loan projects. The Bank has no plans to acquire or issue any additional debt at this time.

Capital Resources
-----------------

     Total capital at December 31, 1999 of $15,954,000, or 11.62% of total assets, is down from $16,649,000, 12.18%, at December 31, 1998 but still remains very strong and well in excess of peer averages. The decrease is mostly due to the decline in the value of the available for sale securities portfolio, which must be reflected net of tax as a component of capital. This net of tax effect totaled $812,000 in 1999. Also contributing to the lower capital level was the acquisition of 5,735 shares of treasury stock at a cost of approximately $261,000. Currently, no specific plans exist for the use of these treasury shares. Capital expenditures for the year totaled $134,000.

     The Federal Reserve's risk-based capital guidelines provide for the relative weighting of both on-balance-sheet and off-balance-sheet items based on their degree of risk. The Company continues to exceed all regulatory capital requirements as shown in Note 13 to the financial statements and bolstered its capital position with the additions to the provision for losses as discussed earlier. Management is unaware of any trends or uncertainties, nor do any plans exist, which may materially impair or alter its capital position.

     The Company's stock trades over the counter under the symbol CIWV. Like many bank stocks, the Company's stock price declined in 1999. This general trend toward lower bank stock prices is attributed in part to the market fears as to the potential negative impact on bank earnings as the result of anticipated interest rate increases. It is also likely the decline, from $54 at year-end 1998 to $40 at year-end 1999, reflects the lower earnings performance for the year. At $40 per share the stock was priced at 23.95 times 1999 earnings and 1.64 times book value. Although trading volume continues to be light, several trades occurring in January, 2000 have pushed the price down to $36 per share.

     While several reasons for the decrease in the stock price in 1999 may be offered one must also remember that as of September 30, 1998 the stock traded at a price of $38.12. During the fourth quarter of 1998 three trades, increased the price to $54. These trends, which did not constitute a large volume of shares, appear to have been speculative in nature as neither management nor the board of directors can offer any reason for the increase in price. At $36 per share then, the current stock price is $2.12 below its third quarter 1998 level, a decrease of 5.56%.

Liquidity and Interest Rate Sensitivity
---------------------------------------

     The objective of the Company's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of Citizens' liquidity comes from the stability of its core deposits. Liquidity is also available through unpledged available for sale securities and short-term funds such as federal funds sold. At December 31, 1999 these sources totaled $23,551,000, or 17.15% of total assets. In addition, liquidity may be generated through loan repayments and borrowing arrangements with correspondent banks. Each quarter management tests the Banks' ability to satisfy it's anticipated liquidity needs over the next twelve months including in such analysis the dividend requirements and limitations as well as the other operational funding needs. This analysis indicates the Bank has ample liquidity to meet anticipated needs and management is unaware of any trends, events or uncertainties which are likely to affect the Company's liquidity.

     As alluded to in the discussions of Year 2000 Compliance as well as the Securities Portfolio, the Bank experienced no Y2K problems, including liquidity problems, and excess cash accumulated for Y2K has been returned to an earning capacity.

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

     One common interest rate risk measure is the gap, or the difference between rate sensitive assets and rate sensitive liabilities. A positive gap occurs when rate sensitive assets exceed rate sensitive liabilities. This tends to be beneficial in rising interest rate environments. A negative gap refers to the opposite situation and tends to be beneficial in declining interest rate environments. However, the gap is a static measure and does not consider future changes in the volume of rate sensitive assets or liabilities or the possibility that interest rates of various products may not change by the same amount or at the same time. In addition, certain assumptions must be made in constructing the gap. The Company monitors its gap on a monthly basis and the following table represents the gap analysis at December 31, 1999.


--------------------------------------------------------------------------------------
GAP ANALYSIS
December 31, 1999
                                                                    One to    Over
(in thousands of dollars)            0-90     91-180     181-365    Five      Five
                                     Days      Days       Days      Years     Years
--------------------------------------------------------------------------------------
Interest sensitive assets
Federal funds sold..............   $      -  $      -   $      -    $      -  $      -
Securities......................          -     3,567      7,353      29,510     1,132
Loans, net of unearned
 interest.......................     21,722    14,150     27,255      19,406     4,143
                                   --------  --------   --------    --------  --------
    Total interest
    sensitive assets............     21,722    17,717     34,608      48,916     5,275

Interest sensitive
  liabilities
Deposits........................     58,935     9,166      9,560      19,626         -
Other borrowings................      8,532       678         38         862         6
                                   --------  --------   --------    --------  --------
    Total interest
     sensitive
     liabilities................     67,467     9,844      9,598      20,488         6
                                   --------  --------   --------    --------  --------

GAP.............................   $(45,745) $  7,873   $ 25,010    $ 28,428  $  5,269
                                   ========  ========   ========    ========  ========
Cumulative GAP..................   $(45,745) $(37,872)  $(12,862)   $ 15,566  $ 20,835
                                   ========  ========   ========    ========  ========
GAP to total
 assets ratio...................     (33.32)%    5.73%     18.22%      20.71%     3.84%
Cumulative GAP to
  total assets ratio............     (33.32)%  (27.59)%    (9.37)%     11.34%    15.18%

     As the table shows, the Bank's cumulative one year gap is a negative 9.37% of total assets. Thus, the Bank is considered to be negatively gapped, which traditional theory tells us is beneficial in falling interest rate environments. By contrast, the current and generally accepted near future interest rate environments are rising. However, a significant portion of the immediately sensitive deposit base, some $47.6 million, are administered rate deposits.
Such deposits do not reprice based upon a contractual maturity. Rather, they are repriced by management. Historically, these deposits are not highly sensitive to interest rate changes. For this reason the Bank is unlikely to experience the type of earnings volatility the gap table seems to indicate. Further, the negative gap is overstated as a result of the Bank's Y2K preparations which reduced the level of interest sensitive assets and increased the level of federal funds purchased, an interest sensitive liability. This, however, is a temporary condition.

     Another measure used to assess changes in earnings resulting from changing interest rates is income simulation. Under income simulation assumptions are made regarding loan and deposit growth, pricing and interest sensitivity based on historical analysis and future expectations to project income. Some simulations, known as rate shock tests, assume an immediate and sustained change in interest rates. The Bank regularly performs such tests. At December 31, 1999, the Bank expects an immediate and sustained increase in interest rates of 200 basis points would cause net interest income over the next twelve months to fall $642,000 and net income to fall $423,000. A similar decrease in interest rates would produce an increase in net interest income of $581,000 and an increase in net income of $384,000.

     While such shock tests are useful in defining boundaries of interest rate risk exposure, like the gap, they fail to consider that interest rates on various products, such as administered rate deposits, may change by different amounts and at different times. As a result, they can also tend to overstate risk. Therefore, the Bank also utilizes simulation models which do consider such possibilities. By doing so more accurate predictions of future earnings levels are achieved.

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

     As a financial intermediary, the Company holds a high percentage of interest rate sensitive assets and liabilities. Consequently, the estimated fair value of a significant portion of the Company's assets and liabilities change more frequently than those of nonbanking entities. The Company's policies attempt to structure its mix of financial instruments and manage its interest rate sensitivity in order to minimize the potential adverse effects of market forces on its net interest income, earnings and capital. A comparison of the carrying value of the Company's financial instruments to their estimated fair value as of December 31, 1999 is disclosed in Note 14 to the accompanying consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

Financial statements required by this item are presented below. The Company does not meet the requirements for disclosure of supplementary quarterly financial data.


                           CITIZENS FINANCIAL CORP.
                                AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 1999 and 1998

ASSETS                                                             1999           1998
                                                           ------------   ------------
Cash and due from banks                                    $  5,698,937   $  3,498,972
Securities available for sale                                41,561,821     35,439,225
Securities held to maturity (estimated fair value
 $0 and $8,533,757, respectively)                                     -      8,372,564
Loans, less allowance for loan losses of $1,011,479 and
 $1,109,595, respectively                                    85,664,538     85,708,661
Bank premises and equipment, net                              1,391,128      1,455,385
Accrued interest receivable                                   1,035,183      1,261,593
Other assets                                                  1,945,326        964,364
                                                           ------------   ------------

   Total assets                                            $137,296,933   $136,700,764
                                                           ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Deposits:
 Noninterest bearing                                       $ 12,945,480   $ 15,341,441
 Interest bearing                                            97,286,833     98,122,204
                                                           ------------   ------------
   Total deposits                                           110,232,313    113,463,645
Short-term borrowings                                         6,028,683      4,626,689
Long-term borrowings                                          4,086,923      1,012,741
Other liabilities                                               994,722        948,373
                                                           ------------   ------------

   Total liabilities                                        121,342,641    120,051,448
                                                           ------------   ------------

Commitments and contingencies

Shareholders' equity
Common stock, $2.00 par value, authorized
 2,250,000 shares, issued 750,000 shares                      1,500,000      1,500,000
Additional paid-in capital                                    2,100,000      2,100,000
Retained earnings                                            14,722,747     14,345,301
Accumulated other comprehensive income                         (524,873)       286,909
Treasury stock at cost, 94,168 and
 88,433 shares, respectively                                 (1,843,582)    (1,582,894)
                                                           ------------   ------------

   Total shareholders' equity                                15,954,292     16,649,316
                                                           ------------   ------------

   Total liabilities and shareholders' equity              $137,296,933   $136,700,764
                                                           ============   ============

                See Notes to Consolidated Financial Statements

                           CITIZENS FINANCIAL CORP.
                                AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME
For The Years Ended December 31, 1999, 1998 and 1997


                                                       1999         1998          1997
                                                    -----------  -----------  ------------
Interest income
 Interest and fees on loans                         $ 7,504,063  $ 7,836,571  $ 8,099,914
 Interest and dividends on securities:
   Taxable                                            2,117,266    2,061,442    1,859,467
   Tax-exempt                                           363,941      369,216      280,086
 Interest on federal funds sold                          72,919       69,008       74,403
                                                    -----------  -----------  -----------
   Total interest income                             10,058,189   10,336,237   10,313,870
                                                    -----------  -----------  -----------

Interest expense
 Interest on deposits                                 3,610,532    3,805,054    3,786,061
 Interest on short-term borrowings                      340,047      242,813      171,938
 Interest on long-term borrowings                        12,351       59,967       56,375
                                                    -----------  -----------  -----------
   Total interest expense                             3,962,930    4,107,834    4,014,374
                                                    -----------  -----------  -----------

   Net interest income                                6,095,259    6,228,403    6,299,496
 Provision for loan losses                              714,152      120,000      236,000
                                                    -----------  -----------  -----------
   Net interest income after provision
      for loan losses                                 5,381,107    6,108,403    6,063,496
                                                    -----------  -----------  -----------

Noninterest income
 Trust income                                           176,014      136,995      116,134
 Service fees                                           324,449      264,447      247,144
 Insurance commissions                                   28,629       20,641       30,009
 Securities gains (losses)                               16,437          900       (9,922)
 Other                                                  155,062      132,344      179,264
                                                    -----------  -----------  -----------
   Total noninterest income                             700,591      555,327      562,629
                                                    -----------  -----------  -----------

Noninterest expense
 Salaries and employee benefits                       2,334,317    2,144,275    2,050,297
 Net occupancy expense                                  177,417      247,279      293,769
 Equipment rentals, depreciation and maintenance        314,808      290,224      249,197
 Data processing                                        369,590      411,782      344,179
 Advertising                                             73,859       82,637      102,679
 FDIC insurance                                          13,091       13,086       13,783
 Other                                                1,207,989    1,052,757      997,878
                                                    -----------  -----------  -----------
   Total noninterest expense                          4,491,071    4,242,040    4,051,782
                                                    -----------  -----------  -----------

Income before income taxes                            1,590,627    2,421,690    2,574,343

 Income tax expense                                     489,970      821,284      933,602
                                                    -----------  -----------  -----------

   Net income                                       $ 1,100,657  $ 1,600,406  $ 1,640,741
                                                    ===========  ===========  ===========

Basic earnings per common share                     $      1.67  $      2.41  $      2.40
                                                    ===========  ===========  ===========

Average common shares outstanding                       658,910      663,487      683,544
                                                    ===========  ===========  ===========

                See Notes to Consolidated Financial Statements

                           CITIZENS FINANCIAL CORP.
                                AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 1999, 1998, and 1997


                                                                  1999         1998         1997
                                                              ------------  -----------  -----------

Net Income                                                    $ 1,100,657   $1,600,406   $1,640,741
                                                              -----------   ----------   ----------

Other comprehensive income:
 Gross unrealized gains/(losses) arising during the period     (1,220,223)     299,044      262,596
 Adjustment for income tax (expense)/benefit                      419,290     (104,960)     (91,595)
                                                              -----------   ----------   ----------
                                                                 (800,933)     194,084      171,001
                                                              -----------   ----------   ----------

 Less:  Reclassification adjustment for (gains)/losses
       included in net income                                     (16,437)         (98)      (1,794)
 Adjustment for income tax expense/(benefit)                        5,588           33          610
                                                              -----------   ----------   ----------
                                                                  (10,849)         (65)      (1,184)
                                                              -----------   ----------   ----------

 Other comprehensive income, net of tax                          (811,782)     194,019      169,817
                                                              -----------   ----------   ----------

Comprehensive income                                          $   288,875   $1,794,425   $1,810,558
                                                              ===========   ==========   ==========

                See Notes to Consolidated Financial Statements

                           CITIZENS FINANCIAL CORP.
                                AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 1999, 1998 and 1997


                                                                                       Accumulated
                                                                                          Other                       Total
                                                             Additional                  Compre-                      Share-
                                         Common Stock          Paid-In     Retained     hensive       Treasury       holders'
                                   ------------------------
                                      Shares       Amount     Capital      Earnings       Income        Stock         Equity
                                   ------------  ----------  ----------  ------------  ------------  ------------  ------------
Balance, December 31, 1996              750,000  $1,500,000  $2,100,000  $12,381,430     $ (76,927)  $  (961,355)  $14,943,148

 Net income                                   -           -           -    1,640,741             -             -     1,640,741

 Cost of 1,600 shares acquired
    as treasury stock                         -           -           -            -             -       (43,600)      (43,600)

 Cash dividends declared
    ($.90 per share)                          -           -           -     (615,198)            -             -      (615,198)

 Net change in unrealized
    gain (loss) on available
    for sale securities                       -           -           -            -       169,817             -       169,817
                                   ------------  ----------  ----------  -----------   -----------   -----------   -----------

Balance, December 31, 1997              750,000   1,500,000   2,100,000   13,406,973        92,890    (1,004,955)   16,094,908
                                   ------------  ----------  ----------  -----------   -----------   -----------   -----------

 Net income                                   -           -           -    1,600,406             -             -     1,600,406

 Cost of 20,386 shares acquired
    as treasury stock                         -           -           -            -             -      (577,939)     (577,939)

 Cash dividends declared
    ($1.00 per share)                         -           -           -     (662,078)            -             -      (662,078)

 Net change in unrealized
    gain (loss) on available
    for sale securities                       -           -           -            -       194,019             -       194,019
                                   ------------  ----------  ----------  -----------   -----------   -----------   -----------

Balance, December 31, 1998              750,000   1,500,000   2,100,000   14,345,301       286,909    (1,582,894)   16,649,316
                                   ------------  ----------  ----------  -----------   -----------   -----------   -----------

 Net income                                   -           -           -    1,100,657             -             -     1,100,657

 Cost of 5,735 shares acquired
    as treasury stock                         -           -           -            -             -      (260,688)     (260,688)

 Cash dividends declared
    ($1.10 per share)                         -           -           -     (723,211)            -             -      (723,211)

 Net change in unrealized
    gain (loss) on available
    for sale securities                       -           -           -            -      (811,782)            -      (811,782)
                                   ------------  ----------  ----------  -----------   -----------   -----------   -----------

Balance, December 31, 1999              750,000  $1,500,000  $2,100,000  $14,722,747     $(524,873)  $(1,843,582)  $15,954,292
                                   ============  ==========  ==========  ===========   ===========   ===========   ===========


                See Notes to Consolidated Financial Statements

                           CITIZENS FINANCIAL CORP.
                                AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1999, 1998 and 1997


                                                                     1999           1998           1997
                                                                 -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                      $  1,100,657   $  1,600,406   $  1,640,741
 Adjustments to reconcile net income to net
   cash provided by operating activities:
 Depreciation                                                         194,079        246,664        250,325
 Provision for loan losses                                            714,152        120,000        236,000
 Deferred income tax expense (benefits)                                16,224        (21,849)       (41,962)
 Amortization of security premiums, net
   of accretion of security discounts                                 158,118        184,139        131,891
 Amortization of organization costs                                     5,283         63,400         63,400
 Securities (gains) losses                                            (16,437)          (900)         9,922
 Other losses                                                          36,441          5,285         36,336
 Decrease (increase) in accrued interest receivable                   226,410        (64,495)       (92,580)
 Increase in other assets                                            (314,246)      (117,570)      (133,349)
 Increase (decrease) in other liabilities                              46,349        (11,807)         8,245
                                                                 ------------   ------------   ------------

 Net cash provided by operating activities                          2,167,030      2,003,273      2,108,969
                                                                 ------------   ------------   ------------


CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from maturities and calls of securities
   held to maturity                                                 1,190,000      1,045,000      4,040,000
 Principal payments received on securities
   held to maturity                                                         -              -        976,407
 Purchases of securities held to maturity                                   -     (3,138,101)      (500,000)
 Proceeds from sales of securities available for sale               3,527,373        502,225      2,059,392
 Proceeds from maturities and calls of securities
   available for sale                                               9,470,000      5,773,120      3,500,000
 Principal payments received on securities available for sale         370,338        406,439        172,216
 Purchases of securities available for sale                       (13,686,085)   (10,089,633)   (14,512,857)
 Loans made to customers, net                                      (2,043,858)       809,455      1,408,818
 Purchases of bank premises and equipment                            (134,030)      (117,375)      (257,793)
 Proceeds from sale of other real estate and other assets           1,078,252          6,110        190,086
                                                                 ------------   ------------   ------------

 Net cash used in investing activities                               (228,010)    (4,802,760)    (2,923,731)
                                                                 ------------   ------------   ------------


                                  (Continued)

For the Years Ended December 31, 1999, 1998 and 1997


                                                                  1999         1998         1997
                                                              ------------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net (decrease) increase in demand deposit, NOW, money
   market and savings accounts                                 (2,395,961)   2,178,799      636,866
 Net (decrease) increase in time deposits                        (835,371)     883,379      194,661
 Net increase in short-term borrowings                          1,401,994    1,029,335      632,797
 Proceeds from long-term borrowings                             3,144,278            -      800,000
 Repayments of long-term borrowings                               (70,096)     (65,549)     (52,058)
 Dividends paid                                                  (723,211)    (662,078)    (615,198)
 Acquisition of treasury stock                                   (260,688)    (577,939)     (43,600)
                                                              -----------   ----------   ----------

 Net cash provided by financing activities                        260,945    2,785,947    1,553,468

 Increase (decrease) in cash and cash equivalents               2,199,965      (13,540)     738,706

Cash and cash equivalents:
 Beginning                                                      3,498,972    3,512,512    2,773,806
                                                              -----------   ----------   ----------

 Ending                                                       $ 5,698,937   $3,498,972   $3,512,512
                                                              ===========   ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash payments for:
   Interest on deposits and on other
      borrowings                                              $ 3,984,921   $4,127,529   $4,025,381
                                                              ===========   ==========   ==========

   Income taxes                                               $   530,975   $  835,183   $1,019,228
                                                              ===========   ==========   ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES

 Other real estate and other assets acquired in
   settlement of loans                                        $ 1,373,829   $   84,620   $  190,580
                                                              ===========   ==========   ==========

 Transfer of securities from held to maturity to available
   for sale                                                   $ 7,180,676   $        -   $        -
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

     Securities held to maturity - Debt securities for which the Company has the
     ---------------------------
positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts. During 1999, the Company transferred $7,180,676 of securities with a fair value of $7,187,778 from "securities held to maturity" to "available for sale". The Company does not anticipate the purchase or transfer of any held to maturity securities in the future.

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

     Organization costs: Organization costs are being amortized on a straight-line basis over a period of fifteen years. Unamortized organization costs totaled $0 and $5,283 at December 31, 1999 and 1998.

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

  Basic earnings per share: Basic earnings per common share is computed based upon the weighted average shares outstanding. The weighted average shares outstanding were 658,910, 663,487 and 683,544 for the years ended December 31, 1999, 1998 and 1997, respectively. During the years ended December 31, 1999, 1998 and 1997, the Company did not have any potentially dilutive securities.

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

  Comprehensive Income: During 1998, the Company adopted the Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income (SFAS No. 130). This Statement requires an entity to include a statement of comprehensive income in their full set of general-purpose financial statements.

  Emerging accounting standards: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Bank expects to adopt the new statement effective December 31, 2000. The statement will require the Bank to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Since the subsidiary bank has not historically invested in derivatives, as defined, management does not anticipate that the adoption of the new statement will have a significant impact on the Company's earnings or financial position.

Note 2. Cash Concentrations

  At December 31, 1999 and 1998, the subsidiary bank had no cash concentrations.

Note 3. Securities

  The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at December 31, 1999 and 1998, are summarized as follows:


                                                          1999
                                      ------------------------------------------
                                       Carrying
                                        Value        Unrealized       Estimated
                                      (Amortized  ----------------       Fair
                                         Cost)      Gains    Losses      Value
                                      ----------- --------- ---------  ---------

Held to maturity:

  Total securities held to maturity   $         - $       _ $       -  $       -
                                      =========== ========= =========  =========

                                                                                                                 Carrying
                                                                                                                  Value
                                                                                             Unrealized         (Estimated
                                                                               Amortized  ------------------      Fair
                                                                                 Cost       Gains    Losses       Value)
                                                                             -----------  --------- --------  -------------
Available for sale:
  U.S. Treasury securities                                                   $  500,844   $     721 $       - $    501,565
  U.S. Government agencies and corporations                                   18,820,952          -   367,623   18,453,329
  Mortgage-backed securities - U.S. Government
     agencies and corporations                                                 1,441,649          -    63,321    1,378,328
  Federal Reserve Bank stock                                                     108,000          -         -      108,000
  Federal Home Loan Bank stock                                                   623,800          -         -      623,800
  Corporate debt securities                                                   13,678,016        970   355,270   13,323,716
  State and political subdivisions                                             7,183,822     38,203    48,942    7,173,083
                                                                             -----------  --------- ---------  -----------
     Total securities available for sale                                     $42,357,083  $  39,894 $ 835,156  $41,561,821
                                                                             ===========  ========= =========  ===========

                                                                                                1998
                                                                           -----------------------------------------------
                                                                             Carrying
                                                                               Value         Unrealized         Estimated
                                                                            (Amortized    ------------------      Fair
                                                                               Cost)        Gains    Losses       Value
                                                                           -------------  --------- --------  ------------
Held to maturity:
  Tax-exempt state and political subdivisions                              $   8,372,564  $ 161,193 $      -  $  8,533,757
                                                                           -------------  --------- --------  ------------

     Total securities held to maturity                                     $   8,372,564  $ 161,193 $      -  $  8,533,757
                                                                           =============  ========= ========  ============


                                                                                                                 Carrying
                                                                                                                  Value
                                                                                             Unrealized         (Estimated
                                                                              Amortized   ------------------      Fair
                                                                                Cost        Gains    Losses       Value)
                                                                            ------------  --------- --------  -------------
Available for sale:
  U.S. Treasury securities                                                  $  3,027,754  $  42,246 $      -   $  3,070,000
  U.S. Government agencies and corporations                                   11,313,079    166,228   18,182     11,461,125
  Mortgage-backed securities - U.S. Government
     agencies and corporations                                                 1,818,813        108    6,202      1,812,719
  Federal Reserve Bank stock                                                     108,000          -        -        108,000
  Federal Home Loan Bank stock                                                   436,000          -        -        436,000
  Corporate debt securities                                                   17,250,192    253,649        -     17,503,841
  Taxable state and political subdivisions                                     1,043,988      3,552        -      1,047,540
                                                                            ------------  --------- --------   ------------

     Total securities available for sale                                    $ 34,997,826  $ 465,783 $ 24,384   $ 35,439,225
                                                                            ============  ========= ========   ============

  The maturities, amortized cost and estimated fair values of the Company's securities at December 31, 1999 are summarized as follows:

                                                 Held to Maturity                 Available for Sale
                                        -----------------------------------     -----------------------
                                                                                               Carrying
                                            Carrying                                            Value
                                              Value            Estimated                      (Estimated
                                           (Amortized             Fair           Amortized       Fair
                                             (Cost)              Value             Cost         Value)
                                        -----------------  ------------------  ------------  ------------
    Due within one year                 $                  $                   $ 10,909,220  $ 10,877,560
    Due after one through five years              -                   -          29,861,755    29,105,338
    Due after five through ten years              -                   -             854,308       847,123
    Due after ten years                           -                   -                 -             -
    Equity securities                             -                   -             731,800       731,800
                                        ----------------   ------------------  ------------  ------------
       Total                            $         -        $          -        $ 42,357,083  $ 41,561,821
                                        ================   ==================  ============  ============

Mortgage-backed securities have remaining contractual maturities ranging from 6 to 6.5 years and are reflected in the maturity distribution schedule based on their anticipated average life to maturity, which ranges from 2 to 4 years. Accordingly, discounts are accreted and premiums are amortized over the anticipated life to maturity of the specific obligation.

  The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage-backed securities, and the related gross gains and losses realized are as follows:

                                                               Proceeds From                            Gross Realized
                                             ------------------------------------------------   -------------------------------
          Years Ended                                            Calls and        Principal
          December 31,                           Sales           Maturities       Payments           Gains           Losses
-------------------------------------        --------------   --------------   --------------   --------------   --------------
1999
  Securities held to maturity                $        -       $    1,190,000   $         -      $         -      $       -
  Securities available for sale                   3,527,373        9,470,000          370,338           16,437           -
                                             --------------   --------------   --------------   --------------   --------------

                                             $    3,527,373   $   10,660,000   $      370,338   $       16,437   $       -
                                             ==============   ==============   ==============   ==============   ==============

1998
  Securities held to maturity                $        -       $    1,045,000   $         -      $         -      $       -
  Securities available for sale                     502,225        5,773,120          406,439              900           -
                                             --------------   --------------   --------------   --------------   --------------

                                             $      502,225   $    6,818,120   $      406,439   $          900   $       -
                                             ==============   ==============   ==============   ==============   ==============

1997
  Securities held to maturity                $        -       $    4,040,000   $      976,407   $         -      $       -
  Securities available for sale                   2,059,392        3,500,000          172,216            9,921           19,843
                                             ==============   ==============   ==============   ==============   ==============

                                             $    2,059,392   $    7,540,000   $    1,148,623   $        9,921  $        19,843
                                             ==============   ==============   ==============   ==============   ==============

  At December 31, 1999 and 1998, securities carried at $17,573,740 and $11,563,189, respectively, with estimated fair values of $17,078,942 and $11,768,397, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

  At December 31, 1999, the Company had a concentration within its corporate debt securities classification which included obligations of financial services industry companies with global operations having an approximate carrying value of $6,021,522 and an estimated fair value of $5,967,697. There were no concentrations with any one issuer.

  Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities which are included in securities available for sale in the accompanying financial statements. Such securities are carried at cost, since they may only be sold back to the respective issuer or another member at par value.

Note 4.   Loans

 Loans are summarized as follows:

                                                                                December 31,
                                                                       -------------------------------
                                                                            1999             1998
                                                                       --------------    -------------
     Commercial, financial and agricultural                            $   14,035,319     $ 13,365,982
     Real estate - construction                                             1,368,664        1,680,649
     Real estate - mortgage                                                61,242,583       59,302,908
     Installment loans                                                     10,146,898       11,598,732
     Credit card loans                                                              -          903,974
     Other                                                                     18,324           23,525
                                                                       --------------    -------------
         Total loans                                                       86,811,788       86,875,770

     Net deferred loan origination fees and costs                            (105,599)         (20,364)
     Less unearned income                                                     (30,172)         (37,150)
                                                                       --------------    -------------
     Total loans net of unearned income and net
         deferred loan origination fees and costs                          86,676,017       86,818,256
     Less allowance for loan losses                                         1,011,479        1,109,595
                                                                       --------------    -------------

         Loans, net                                                    $   85,664,538    $  85,708,661
                                                                       ==============    =============

  Included in the above balance of net loans are nonaccrual loans amounting to $56,938 and $52,662 at December 31, 1999 and 1998, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $3,777, $5,107, and $120 for the years ended December 31, 1999, 1998 and 1997, respectively.

  In the past, the subsidiary bank has made loans, in the normal course of business, to its directors, executive officers and their related interests, and will continue to make such loans in the future. At December 31, 1999 and 1998, outstanding loans of this nature totaled $4,355,969 and $3,213,470, respectively.

  The following presents the activity with respect to related party loans aggregating $60,000 or more to directors, executive officers, and their related interests of Citizens Financial Corp. and subsidiary during the years ended December 31, 1999 and 1998:

                                     1999          1998
                                 ------------   ------------
        Balance, beginning       $  3,200,057   $  3,274,761
             Additions              5,259,579      3,320,439
             Amounts collected     (4,120,651)    (3,395,143)
                                 ------------   ------------

        Balance, ending          $  4,338,985   $  3,200,057
                                 ============   ============

  The following represents contractual loan maturities at December 31, 1999 without regard to scheduled periodic principal repayments on amortizing loans:

                                              Due        Due After 1 But         Due
                                          Within 1 Yr    Within 5 Yrs        After 5 Yrs      Total
                                         ----------------------------------------------------------------
Commercial, financial and agricultural    $   9,625,573  $     2,806,366   $    1,603,380  $  14,035,319
Real estate - construction                    1,368,664                -                -      1,368,664
Real estate - mortgage                       34,334,446        6,952,836       19,955,301     61,242,583
Net installment loans                         1,474,287        8,331,805          340,806     10,146,898
Other                                            15,913            2,411                -         18,324
                                          -------------  ---------------   --------------  -------------

                                          $  46,818,883  $    18,093,418   $   21,899,487  $  86,811,788
                                          =============  ===============   ==============  =============

Loans due after one year with:

      Variable rates                      $  26,232,896
      Fixed rates                            13,760,009
                                          -------------

      Total                               $  39,992,905
                                          =============

  Concentrations of credit risk: The Company's subsidiary, Citizens National Bank, grants installment, commercial and residential loans to customers in Randolph County, West Virginia, and surrounding counties in striving to maintain a diversified loan portfolio.

  As of December 31, 1999, Citizens National Bank had direct and indirect extensions of credit to automobile dealers totaling approximately $6,840,000 These loans consist of automobile floor plan loans and commercial loans which are generally secured by liens on the pledges of accounts receivable, inventories or personal guarantees. The Bank evaluates each such customer's credit worthiness on a case-by-case basis. The amount of collateral obtained is based upon management's credit evaluation.

Note 5.  Allowance for Loan Losses

  An analysis of the allowance for loan losses for the years ended December 31, 1999, 1998 and 1997, is as follows:

                                                             1999             1998          1997
                                                         -------------   -------------    -------------
          Balance, beginning of year                     $   1,109,595   $   1,094,185    $     989,716
                                                         -------------   -------------    -------------

          Losses:
            Commercial, financial and agricultural             760,374           2,864                -
            Real estate - mortgage                              88,526          12,204            2,851
            Installment                                         76,363          81,502           86,542
            Credit cards                                        51,713          57,210           70,115
                                                         -------------   -------------    -------------

              Total                                            976,976         153,780          159,508
                                                         -------------   -------------    -------------

          Recoveries:
            Commercial, financial and agricultural              99,476           3,731            2,510
            Real estate - mortgage                              43,680          20,314           10,234
            Installment                                         14,762          14,817           13,200
            Credit cards                                         6,790          10,328            2,033
                                                         -------------   -------------    -------------
              Total                                            164,708          49,190           27,977
                                                         -------------   -------------    -------------

          Net losses                                           812,268         104,590          131,531
          Provision for loan losses                            714,152         120,000          236,000
                                                         -------------   -------------    -------------

          Balance, end of year                           $   1,011,479   $   1,109,595    $   1,094,185
                                                         =============   =============    =============

  The Company's total recorded investment in impaired loans at December 31, 1999 and 1998 approximated $661,341 and $1,897,430, for which the required allowance for loan losses was $100,000 and $457,000 as determined in accordance with generally accepted accounting principles. The Company's average investment in such loans was $686,671 for the year ended December 31, 1999. All impaired loans at December 31, 1999, were collateral dependent, and accordingly, the fair value of the loan's collateral was used to measure the impairment of each.

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

  For the years ended December 31, 1999, 1998, and 1997, the Company recognized approximately $59,060, $144,602 and $0, respectively, in interest income on impaired loans. Using the cash basis-method of accounting, the Company would have recognized approximately the same amount of interest income on such loans.

Note 6.  Bank Premises and Equipment

  The major categories of bank premises and equipment and accumulated depreciation at December 31, 1999 and 1998, are summarized as follows:

                                                     1999         1998
                                                 -----------   -----------
     Land                                        $   309,029   $   309,029
     Buildings and improvements                    2,658,299     2,658,299
     Furniture and equipment                       1,623,703     1,570,055
                                                 -----------   -----------
                                                   4,591,031     4,537,383

     Less accumulated depreciation                 3,199,903     3,081,998
                                                 -----------   -----------

     Bank premises and equipment, net            $ 1,391,128   $ 1,455,385
                                                 ===========   ===========

  Depreciation expense for the years ended December 31, 1999, 1998 and 1997, totaled $194,079, $246,664 and $250,325, respectively.


Note 7. Deposits

  The following is a summary of interest bearing deposits by type as of December 31, 1999 and 1998:

                                                             1999                1998
                                                      ----------------     ----------------
     NOW and Super NOW accounts                       $     13,737,203     $     13,642,641
     Money market accounts                                   6,457,709            5,378,755
     Savings accounts                                       27,507,009           26,661,128
     Certificates of deposit under $100,000                 38,968,294           40,066,094
     Certificates of deposit of $100,000 or more            10,616,618           12,373,586
                                                      ----------------     ----------------

        Total                                         $     97,286,833     $     98,122,204
                                                      ================     ================

 Interest expense on deposits is summarized below:

                                                            1999                 1998               1997
                                                      ----------------     ----------------    ----------------
    NOW and Super NOW accounts                        $        241,943     $        281,897    $        254,658
    Money market accounts                                      115,536              145,026             151,992
    Savings accounts                                           707,127              760,135             783,367
    Certificates of deposit under $100,000                   1,924,776            2,003,196           2,190,756
    Certificates of deposit of $100,000 or more                621,150              614,800             405,288
                                                      ----------------     ----------------    ----------------

        Total                                         $      3,610,532     $     3,805,054     $      3,786,061
                                                      ================     ===============     ================

  The following is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 1999:


                                                    Amount          Percent
                                                 ------------     -----------

     Three months or less                        $  3,088,148              29%
     Three through six months                       1,903,696              18%
     Six through twelve months                      2,267,108              21%
     Over twelve months                             3,357,666              32%
                                                 ------------     -----------

        Total                                    $ 10,616,618             100%
                                                 ============     ===========

A summary of the maturities for all time deposits as of December 31, 1999, follows:

        Year                                        Amount
        ----                                     ------------

        2000                                     $ 29,958,267
        2001                                       14,044,889
        2002                                        2,837,948
        2003                                        1,472,497
        2004                                        1,271,311
                                                 ------------

                                                 $ 49,584,912
                                                 ============

  At December 31, 1999, deposits of related parties including directors, executive officers, and their related interests of Citizens Financial Corp. and subsidiary approximated $4,400,000.

Note 8. Income Taxes

  The components of applicable income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997, are as follows:


Current:                           1999          1998            1997
                               ------------  ------------   ------------

   Federal                     $    390,037  $    717,630   $    835,600
   State                             83,709       125,503        139,964
                               ------------  ------------   ------------

                                    473,746       843,133        975,564
                               ------------  ------------   ------------

Deferred
   Federal                           14,517       (20,834)       (37,057)
   State                              1,707        (1,015)        (4,905)
                               ------------  ------------   ------------

                                     16,224       (21,849)       (41,962)
                               ------------  ------------   ------------

     Total                     $    489,970  $    821,284   $    933,602
                               ============  ============   ============

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

  The tax effects of temporary differences which give rise to the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998, are as follows:

                                                          1999        1998
                                                       ---------   ---------

     Deferred tax assets:
        Allowance for loan losses                     $  234,735  $  266,409
        Employee benefit plans                            27,485      31,211
        Accrued income and expenses                       19,008      21,970
        Depreciation                                      29,930      29,064
        Net loan origination fees and costs               40,128       8,195
        Net unrealized loss on securities                270,389           -
                                                      ----------  ----------
                                                         621,675     356,849
                                                      ----------  ----------

      Deferred tax liabilities:
        Accretion on securities                          (60,413)    (49,752)
        Net unrealized gain on securities                      -    (154,489)
                                                      ----------  ----------
                                                         (60,413)   (204,241)
                                                      ----------  ----------

        Net deferred tax asset                        $  561,262  $  152,608
                                                      ==========  ==========

  A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rate by book pretax income for the years ended December 31, 1999, 1998 and 1997, is as follows:

                                                            1999                   1998                 1997
                                                    --------------------  --------------------  --------------------
                                                      Amount    Percent     Amount    Percent     Amount    Percent
                                                    ----------  --------  ----------  --------  ----------  --------
    Computed tax at applicable statutory rate       $  540,823      34.0   $ 823,374      34.0   $ 875,277      34.0
    Increase (decrease) in taxes resulting from:
    Tax-exempt interest                               (135,043)     (8.5)   (132,395)     (5.5)   (101,553)     (3.9)
    Amortization of organization costs                   1,796        .1      21,556       0.9      21,556       0.8
    State income taxes, net of federal
      tax benefit                                       55,248       3.5      82,832       3.4      87,501       3.4
    Postretirement benefit plan accruals                23,966       1.5      22,391       0.9      21,281       0.8
    Other, net                                           3,180        .2       3,526       0.2      29,540       1.1
                                                    ----------  --------  ----------  --------  ----------  --------

    Applicable income taxes                         $  489,970      30.8   $ 821,284      33.9   $ 933,602      36.2
                                                    ==========  ========  ==========  ========  ==========  ========

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

                                                    Pension      Pension      Pension
                                                    Benefit      Benefit      Benefit
                                                     1999         1998         1997
                                                  -----------  -----------  -----------
Change in benefit obligation

Benefit obligation at beginning of year           $3,091,266   $2,654,130   $2,367,643
Service cost                                          97,536       81,678       67,057
Interest cost                                        214,210      201,790      178,024
Change in discount rate                             (385,160)      98,203       42,771
Experience loss/(gain)                                37,578      196,399      121,759
Benefits paid                                       (137,692)    (140,934)    (123,124)
                                                  ----------   ----------   ----------
Benefit obligation at end of year                 $2,917,738   $3,091,266   $2,654,130
                                                  ==========   ==========   ==========

Change in plan assets

Fair value of plan assets at beginning of year    $4,150,004   $4,046,829   $3,504,113
Actual return on plan assets                         215,480      244,109      665,840
Employer contribution                                      -            -            -
Plan participants' contributions                           -            -            -
Benefits paid                                       (137,692)    (140,934)    (123,124)
                                                  ----------   ----------   ----------
Fair value of plan assets at end of year          $4,227,792   $4,150,004   $4,046,829
                                                  ==========   ==========   ==========

Funded status                                     $1,310,054   $1,058,738   $1,392,699
Unrecognized net actuarial gain                     (612,407)    (396,256)    (799,956)
Unrecognized prior service benefit                  (167,895)    (186,263)    (204,631)
Unrecognized net obligation at transition            (93,172)    (116,293)    (139,414)
                                                  ----------   ----------   ----------
Prepaid benefit cost                              $  436,580   $  359,926   $  248,698
                                                  ==========   ==========   ==========

Weighted-average assumptions as of
 December 31

Discount rate                                           8.00%        7.00%        7.25%
Expected return on plan assets                          8.50%        8.50%        8.50%
Rate of compensation increase                           5.00%        5.00%        5.00%

Components of net periodic benefit cost

Service cost                                      $   97,536   $   81,678   $   67,057
Interest cost                                        214,210      201,790      178,024
Expected return on plan assets                      (346,911)    (335,969)    (292,380)
Net amortization and deferral                        (41,489)     (58,727)     (61,922)
                                                  ----------   ----------   ----------
Net periodic benefit cost                         $  (76,654)  $ (111,228)  $ (109,221)
                                                  ==========   ==========   ==========

  401(k) Plan: The Bank has a 401(k) profit-sharing plan for the benefit of all employees who have attained the age of 21 and completed one year of continuous service. The Plan as amended allows participating employees to contribute up to 15% of their annual compensation and permits the Bank to make discretionary non-matching contributions to the Plan in such amount as the Board may determine to be appropriate. Contributions made to the Plan by the Bank for the years ended December 31, 1999, 1998 and 1997, were $23,000, $39,139 and $38,517, respectively.

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



                                                  Health Care   Health Care   Health Care
                                                     Plan          Plan           Plan
                                                     1999          1998           1997
                                                  -----------   -----------   -----------
Change in benefit obligation

Benefit obligation at beginning of year             $ 399,876     $ 371,424     $ 362,382
Service cost                                           16,119        14,916        13,823
Interest cost                                          25,201        24,152        23,771
Change in discount rate                                     -             -             -
Experience loss/(gain)                                (25,245)       12,184        (8,152)
Net amortization and deferral                               -             -             -
Benefits paid                                         (28,258)      (22,800)      (20,400)
                                                    ---------     ---------     ---------
Benefit obligation at end of year                   $ 387,693     $ 399,876     $ 371,424
                                                    =========     =========     =========

Change in plan assets

Fair value of plan assets at beginning of year      $       -     $       -     $       -
Actual return on plan assets                                -             -             -
Employer contribution                                       -             -             -
Plan participants contributions                        28,258        22,800        20,400
Experience (loss)/gain                                      -             -             -
Benefits paid                                         (28,258)      (22,800)      (20,400)
                                                    ---------     ---------     ---------
Fair value of plan assets at end of year            $       -     $       -     $       -
                                                    =========     =========     =========

Funded status                                       $(387,693)    $(399,876)    $(371,424)
Unrecognized net actuarial gain                       (89,860)      (66,277)      (81,281)
Unrecognized prior service benefit                          -             -             -
Unrecognized net obligation at transition             222,438       239,549       256,660
                                                    ---------     ---------     ---------
Prepaid (accrued) benefit cost                      $(255,115)    $(226,604)    $(196,045)
                                                    =========     =========     =========

Weighted-average assumptions as of
 December 31

Discount rate                                            6.75%         7.00%         7.00%
Expected return on plan assets                           7.00%         7.00%         7.00%
Rate of compensation increase                               -             -             -

Components of net periodic benefit cost

Service cost                                        $  16,119     $  14,916     $  13,823
Interest cost                                          25,201        24,152        23,771
Expected return on plan assets                         (1,662)       (2,820)       (2,440)
Net amortization and deferral                          17,111        17,111        17,111
Recognized net actuarial loss                               -             -             -
                                                    ---------     ---------     ---------
Net periodic benefit cost                           $  56,769     $  53,359     $  52,265
                                                    =========     =========     =========

    Life          Life          Life
 Insurance      Insurance     Insurance
    Plan          Plan          Plan           Total         Total         Total
    1999          1998          1997           1999          1998          1997
-----------    -----------    ----------    ----------    ----------    ----------
$    93,697    $    84,724    $   73,201    $  493,573    $  456,148    $  435,583
      3,860          3,373         2,510        19,979        18,289        16,333
      6,048          5,648         4,886        31,249        29,800        28,657
          -              -             -             -             -             -
     (6,854)         3,898         6,905       (32,099)       16,082        (1,247)
          -              -             -             -             -             -
     (3,420)        (3,946)       (2,778)      (31,678)      (26,746)      (23,178)
-----------    -----------    ----------    ----------    ----------    ----------
$    93,331    $    93,697    $   84,724    $  481,024    $  493,573    $  456,148
===========    ===========    ==========    ==========    ==========    ==========

$         -    $         -    $        -    $        -    $        -    $        -
          -              -             -             -             -             -
      3,420          3,946         2,778        31,678        26,746        23,178
          -              -             -             -             -             -
     (3,420)        (3,946)       (2,778)      (31,678)      (26,746)      (23,178)
-----------    -----------    ----------    ----------    ----------    ----------
$         -    $         -    $        -    $        -    $        -    $        -
===========    ===========    ==========    ==========    ==========    ==========

$   (93,331)   $   (93,697)   $  (84,724)   $ (481,024)   $ (493,573)   $ (456,148)
    (16,592)        (9,763)      (14,015)     (106,452)      (76,040)      (95,296)
          -              -             -             -             -             -
     49,847         53,682        57,517       272,285       293,231       314,177
-----------    -----------    ----------    ----------    ----------    ----------
$   (60,076)   $   (49,778)   $  (41,222)   $ (315,191)   $ (276,382)   $ (237,267)
===========    ===========    ==========    ==========    ==========    ==========

       6.75%          7.00%         7.00%
       7.00%          7.00%         7.00%
       4.00%          4.00%         4.00%

$     3,860    $     3,373    $    2,510    $   19,979        18,289    $   16,333
      6,048          5,648         4,886        31,249        29,800        28,657
        (25)          (354)         (900)       (1,687)       (3,174)       (3,340)
      3,835          3,835         3,835        20,946        20,946        20,946
          -              -             -             -             -             -
-----------    -----------    ----------    ----------    ----------    ----------
$    13,718    $    12,502    $   10,331    $   70,487    $   65,861    $   62,596
===========    ===========    ==========    ==========    ==========    ==========

  For measurement purposes, the maximum monthly benefit of $100 payable per eligible retiree under the postretirement health care plan was assumed with no future increases. Accordingly, an assumed 1 percentage point annual increase or decrease in health care cost trend rates would not impact the health care plan's accumulated postretirement benefit obligation at December 31, 1999 or the aggregate of the service and interest cost components of the health care plan's net postretirement benefit cost for the year ended December 31, 1999.

  Executive Supplemental Income Plan The liability accrued for the Executive Supplemental Income Plan at December 31, 1999 and 1998 was $197,838 and $173,147, respectively, which is included in other liabilities. In addition, the Bank has purchased certain insurance contracts to fund the liabilities arising under this plan. At December 31, 1999 and 1998, the cash surrender value of these insurance contracts was $196,568 and $157,605. Expenses associated with the Plan at December 31, 1999, 1998 and 1997 were $27,842, $14,760 and $28,103, respectively.

Note 10.  Other Borrowings

  Short-Term Borrowings: During 1999 and 1998, the Company's short-term borrowings consisted of securities sold under agreements to repurchase (repurchase agreements) and advances under a line of credit with the Federal Home Loan Bank of Pittsburgh (FHLB). Interest is paid on the repurchase agreements based on either fixed or variable rates as determined upon origination. At December 31, 1999 and 1998, securities with an amortized cost of $7,508,567 and $6,557,000 and estimated fair values of $7,414,358 and $6,673,000, respectively, were pledged to secure the repurchase agreements.

  As a member of the FHLB, the subsidiary bank has access to various lines of credit under programs administered by the FHLB. Borrowings under these arrangements bear interest at the interest rate posted by the FHLB on the day of the borrowing and are subject to change daily. The lines of credit are secured by a blanket lien on all unpledged and unencumbered assets.

 The following information is provided relative to these obligations:

                                                              1999                     1998
                                                    -------------------------  ----------------------
                                                     Repurchase     Line of    Repurchase    Line of
                                                      Agreement     Credit      Agreement     Credit
                                                    ------------  -----------  -----------  ---------
    Amount outstanding at December 31                 $4,012,683   $2,016,000   $4,387,689   $239,000

    Weighted average interest rate at December 31           4.99%        5.65%        5.19%      5.05%

    Maximum month-end amount outstanding              $5,265,792   $2,016,000   $5,724,649   $343,000

    Average daily amount outstanding                  $1,645,791   $  231,112   $4,236,611   $139,603

    Weighted average interest rate for the year             4.71%        5.34%        5.55%      5.40%

  Long-Term Borrowings: At December 31, 1999, the Company's long-term borrowings of $4,086,923 consisted of $942,645 of advances from the FHLB used to finance specific lending activities and $3,144,278 in repurchase agreements maturing June 30, 2001. Interest is paid on the FHLB borrowings at the rate of 5.66% while the repurchase agreement carries an interest rate which is variable at 62% of the Wall Street Journal prime rate.

 At December 31, 1998, all of the Company's long-term borrowings consisted of FHLB advances.

  A summary of the maturities of the Company's long-term borrowings for the next five years is as follows:

               Year                                Amount
               ----                              ----------

               2000                              $   74,960
               2001                               3,224,440
               2002                                 486,093
               2003                                   5,719
               2004                                 289,700
               2005 and thereafter                    6,011
                                                 ----------

                                                 $4,086,923
                                                 ==========

Note 11.  Commitments and Contingencies

  At December 31, 1999 and 1998, the subsidiary bank maintained required reserve balances with the Federal Reserve Bank of Richmond approximating $854,000 and $789,000, respectively. The Bank does not earn interest on such reserve balances.

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


     Financial instruments whose contract                  Contract Amount
                                                       ------------------------
       amounts represent credit risk                      1999         1998
     -------------------------------------------------------------  -----------
     Commitments to extend credit                      $12,252,622  $17,619,824
     Standby letters of credit                             247,852      310,000
                                                       -----------  -----------

                                                       $12,500,474  $17,929,824
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

  Year 2000 Compliance
  --------------------

  The Company has evaluated the impact of the Year 2000 issue and is not aware of any system failures or any problems encountered by vendors, customers, or other third parties that would have a significant impact on the Company's financial condition. The Company believes it has taken the necessary steps to be Year 2000 compliant, however, there may be unforeseen external or internal issues which could impact the Company's status in the future.

Note 12.  Other Events

  On December 17, 1999, Citizens National Bank of Elkins, a wholly-owned subsidiary of Citizens Financial Corp., entered into an agreement to acquire a branch banking facility in Petersburg, West Virginia from South Branch Valley National Bank, a subsidiary of South Branch Valley Bancorp, Inc. The acquisition stems from the divestiture of the branch required by federal regulators to avoid market concentration in loans and deposits with regards to South Branch's acquisition of Potomac Valley Bank also located in Petersburg, West Virginia. The transaction is anticipated to be completed during the first half of 2000, subject to regulatory approval, and will include the facilities and equipment, deposits and selected loans. It is anticipated that the transaction will be accounted for as a purchase for accounting purposes. The office will be operated as a branch of Citizens National Bank of Elkins. The total deposits of the branch currently approximate $10,000,000 and the approximated amount of the loans to be acquired are $4,500,000. The total consideration to be paid will depend upon the balances at the time of closing.

Note 13.  Shareholders' Equity and Restrictions on Dividends

  The primary source of funds for the dividends paid by Citizens Financial Corp. is dividends received from its subsidiary, Citizens National Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires approval by the Office of the Comptroller of the Currency if dividends declared in any year exceed the year's net income, as defined, plus the retained net profits of the two preceding years. During 2000, the net retained profits available for distribution to Citizens Financial Corp. as dividends without regulatory approval approximate $476,400 plus net income of the subsidiary bank for the interim periods through the date of declaration.

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

  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

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

                                                                          To Be Well Capitalized
                                                        For Capital      Under Prompt Corrective
                                        Actual       Adequacy Purposes      Action Provisions
                                  -----------------  -----------------   ------------------------
                                   Amount    Ratio    Amount    Ratio      Amount        Ratio
                                  --------  -------  --------  -------   -----------  -----------
As of December 31, 1999:
Total Capital                      $17,486   19.10%    $7,525    8.00%      $9,157       10.00%
  (to Risk Weighted Assets)
Tier I Capital                      16,475   17.99%     3,663    4.00%       5,464        6.00%
  (to Risk Weighted Assets)
Tier I Capital                      16,475   11.82%     5,576    4.00%       8,364        6.00%
  (to Average Assets)

As of December 31, 1998:
Total Capital                      $17,463   18.44%    $7,575    8.00%      $9,469       10.00%
  (to Risk Weighted Assets)
Tier I Capital                      16,354   17.27%     3,788    4.00%       5,682        6.00%
  (to Risk Weighted Assets)
Tier I Capital                      16,354   11.94%     4,008    3.00%       6,680        5.00%
  (to Average Assets)

Note 14.  Fair Value of Financial Instruments

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

  The carrying values and estimated fair values of the Company's financial instruments are summarized below:

                                                      December 31, 1999                December 31, 1998
                                                  --------------------------       --------------------------
                                                                 Estimated                       Estimated
                                                    Carrying       Fair             Carrying        Fair
                                                     Value         Value              Value         Value
                                                  ------------  ------------       ------------  ------------
 Financial assets:
    Cash and due from banks                       $  5,698,937  $  5,698,937       $  3,498,972  $  3,498,972
    Federal funds sold                                       -             -                  -             -
    Securities available for sale                   41,561,821    41,561,821         35,439,225    35,439,225
    Securities held to maturity                              -             -          8,372,564     8,533,757
    Loans                                           85,664,538    80,742,640         85,708,661    84,676,743
    Accrued interest receivable                      1,035,183     1,035,183          1,261,593     1,261,593
                                                  ------------  ------------       ------------  ------------
                                                  $133,960,479  $129,038,581       $134,281,015  $133,410,290
                                                  ============  ============       ============  ============

 Financial liabilities:
    Deposits                                      $110,232,313  $110,484,231       $113,463,645  $113,882,660
    Short-term borrowings                            6,028,683     6,028,683          4,626,689     4,626,689
    Long-term borrowings                             4,086,923     4,086,923          1,012,741     1,012,741
    Accrued interest payable                           350,502       350,502            372,493       372,493
                                                  ------------  ------------       ------------  ------------
                                                  $120,698,421  $120,950,339       $119,475,568  $119,894,583
                                                  ============  ============       ============  ============

Note 15.  Condensed Financial Statements of Parent Company

  Information relative to the Parent Company's balance sheets at December 31, 1999 and 1998, and the related statements of income and cash flows for the years ended December 31, 1999, 1998 and 1997, are presented below.

                                                         December 31,
                                                  --------------------------
                                                      1999          1998
                                                  ------------  ------------
      Balance Sheets
      --------------
      Assets
      Cash                                        $     3,724   $     2,976
      Investment in subsidiary                     15,950,568    16,646,340
                                                  -----------   -----------
        Total assets                              $15,954,292   $16,649,316
                                                  ===========   ===========

      Shareholders' equity
      Common stock, $2.00 par value, 2,250,000
        shares authorized, issued 750,000 shares  $ 1,500,000   $ 1,500,000
      Additional paid-in capital                    2,100,000     2,100,000
      Retained earnings                            14,722,747    14,345,301
      Accumulated other comprehensive income         (524,873)      286,909
      Treasury stock at cost, 94,168 and
        88,433 shares, respectively                (1,843,582)   (1,582,894)
                                                  -----------   -----------
        Total shareholders' equity                $15,954,292   $16,649,316
                                                  ===========   ===========

                                                  For the Years Ended December 31,
                                                ------------------------------------
Statements of Income                               1999         1998         1997
--------------------                            ----------   ----------   ----------
Income - dividends from subsidiary              $  989,047   $1,244,881   $  664,000
Expenses - operating                                 4,400        4,894        4,763
                                                ----------   ----------   ----------
Income before equity in undistributed
 income of subsidiary                              984,647    1,239,987      659,237
Equity in undistributed income of subsidiary       116,010      360,419      981,504
                                                ----------   ----------   ----------

Net income                                      $1,100,657   $1,600,406   $1,640,741
                                                ==========   ==========   ==========

                                                  For the Years Ended December 31,
                                                ------------------------------------
Statements of Cash Flows                           1999         1998         1997
------------------------                        ----------   ----------   ----------
Cash Flows from Operating Activities
Net income                                      $1,100,657   $1,600,406   $1,640,741
Adjustments to reconcile net income to net
 cash provided by operating activities:
Equity in undistributed income of subsidiary      (116,010)    (360,419)    (981,504)
                                                ----------   ----------   ----------

Cash provided by operating activities              984,647    1,239,987      659,237
                                                ----------   ----------   ----------

Cash Flows from Financing Activities
Dividends paid to shareholders                    (723,211)    (662,078)    (615,198)
Acquisition of treasury stock                     (260,688)    (577,939)     (43,600)
                                                ----------   ----------   ----------

Cash used in financing activities                 (983,899)   1,240,017     (658,798)
                                                ----------   ----------   ----------

Increase (decrease) in cash                            748          (30)         439

Cash:
 Beginning                                           2,976        3,006        2,567
                                                ----------   ----------   ----------

 Ending                                         $    3,724   $    2,976   $    3,006
                                                ==========   ==========   ==========

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Citizens Financial Corp.
  and Subsidiary
Elkins, West Virginia

     We have audited the accompanying consolidated balance sheets of Citizens Financial Corp. and its subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Financial Corp. and its subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                         ARNETT & FOSTER, P.L.L.C.



Charleston, West Virginia
January 14, 2000

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
          Financial Disclosure
          --------------------

     No reportable items.

PART III
--------

Item 10. Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The number of directors of the Company may consist of not less than five nor more than twenty-five persons in accordance with the Company's Articles of Incorporation. The number of directors is fixed by resolution of a majority vote of the shareholders. Currently, the number of directors of the Company is fixed at nine. Directors are divided into three classes and serve a staggered three year term. The following table sets forth the names of the persons who have served as directors of Citizens Financial Corp. for the year ended December 31, 1999, as well as those appointed to serve in that capacity subsequent to December 31, 1999, their ages and principal occupations, the length of their service to Citizens Financial Corp. and the expiration of their present term.

                                  Principal
                                  Occupation                                          Present
                                  During Past                 Director                Term
Name and Age                      Five Years                  Since (1)               Expires
------------                    ----------------           ---------------        ----------------
Robert N. Alday                 President,                 September, 1986        April, 2000  (2)
84                              Phil Williams
                                Coal Company

Max L. Armentrout               President, and             September, 1986        April, 2002
62                              Chairman of the Board
                                Laurel Lands Corp.;
                                Chairman of the
                                Board, Citizens
                                Financial Corp.

William J. Brown                President, Hess            February, 2000         April, 2001  (3)
53                              Oil Co., Inc.

Edward L. Campbell              Co-Owner,                  February, 2000         April, 2001  (3)
60                              Campbell's Market

Virginia C. Chabut              Retired,                   September, 1986        April, 2001  (3)
79                              Randolph-
                                Elkins Public
                                Health Nurse

Raymond L. Fair                 Attorney-at-Law            September, 1986        April, 2002
72

John F. Harris                  Retired,                   September, 1986        April, 2002
72                              Transportation
                                Industry; Senior
                                Vice President,
                                Citizens National Bank

                                     Principal
                                     Occupation                 Present
                                     During Past                Director                      Term
Name and Age                         Five Years                 Since (1)                     Expires
------------                      ----------------           ---------------              ---------------
Cyrus K. Kump                     President,                    June, 1992                April, 2000 (2)
53                                Kump Enterprises
                                  Broker, Kerr
                                  Real Estate

Robert J. Schoonover              President and                 April, 1998               April 2001
60                                Chief Executive
                                  Officer, Citizens
                                  Financial Corp.
                                  and Citizens
                                  National Bank

L. T. Williams                    Consultant,                   September, 1986           April, 2002
69                                Elkins Builders
                                  Supply

(1) All of the above named directors, with the exception of Mr. Alday, have also served as directors of Citizens National Bank for the past five years on a continuous basis. Mr. Alday has not served Citizens National Bank in any official capacity.

(2) Messrs. Alday and Kump have been nominated to stand for reelection to an additional 3 year term expiring in April, 2003.

(3) Mrs. Chabut became deceased in January 2000. Another director, Mr. Emery Thompson, Jr., passed away during 1999 and has been omitted from this table. Their unexpired terms through April, 2001, were filled in February, 2000, by the appointment of Messrs. William Brown and Edward Campbell. Both of these gentlemen previously served as directors of Citizens National Bank.

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

                                                  Principal Occupation and
                           Present                Banking Experience During
Name and Age               Position               the Last Five Years
------------               --------               -------------------------
Max L. Armentrout          Chairman of            President and Chairman of
62                         the Board              the Board, Laurel Lands Corp.;
                                                  Chairman of the Board,
                                                  Citizens Financial Corp.

Robert J. Schoonover       President and          President and Chief Executive
60                         Chief Executive        Officer, Citizens National Bank
                           Officer

Raymond L. Fair            Vice President         Attorney-at-Law; Director,
72                         and Secretary          Citizens Financial Corp.

                                              Principal Occupation and
                             Present          Banking Experience During
 Name and Age                Position         the Last Five Years
--------------            ---------------  --------------------------------
Thomas K. Derbyshire      Vice President   Vice President and Chief Financial
41                        and Treasurer    Officer, Citizens National Bank

Item 11.  Executive Compensation
--------------------------------

     The executive officers of Citizens Financial Corp. serve without compensation from the Company. They are, however, compensated by Citizens National Bank for serving as Bank officers with the exception of Messrs. Armentrout and Fair who are not employed by the Bank. The following table sets forth the compensation of the Company's CEO for the years 1999, 1998 and 1997. No executive officers received total annual salary and bonus exceeding $100,000.


SUMMARY COMPENSATION TABLE

                                                            Other Annual
        Name and                     Salary                 Compensation
    Principal Position        Year     $        Bonus       $
--------------------------------------------------------------------------
Robert J. Schoonover,        1999    85,077      -          13,377 (1) (2)
President & CEO (1)          1998    81,308      -          10,766 (1) (2)
                             1997    76,269      -           9,217 (1) (2)

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

     The following table represents the normal pension, beginning at age sixty-five based upon assumed final pay and years of credited services:

                                    Annual Benefits
                   -----------------------------------------------
                    15 yrs.          20 yrs.           25 yrs.
Assumed             Credited         Credited          Credited
Remuneration        Service          Service           Service
------------------------------------------------------------------
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

     The estimated credited years of service for the executive officers of Citizens Financial Corp. in the pension plan of Citizens National Bank are as follows:

                        Years of Credited Service*
                        --------------------------

     Robert J. Schoonover          26
     Thomas K. Derbyshire           8

     * Max L. Armentrout and Raymond L. Fair are not participants in the pension plan of Citizens National Bank.

401-(k) Plan
------------

     The Bank has established a 401-(k) plan for the benefit of all employees who meet eligibility requirements. A description of the Plan, the eligibility requirements and the contributions made to the Plan by the Bank for the years ended December 31, 1999, 1998 and 1997 may be found in Note 9 to the Consolidated Financial Statements which begins on page 44 of this report.

Executive Supplemental Income Plan
----------------------------------

     The Bank has entered into a nonqualified supplemental income plan with certain senior officers as described in Note 9 to the Consolidated Financial Statements which begins on page 44 of this report. A copy of the Plan, and the amendments thereto, are incorporated herein by reference to the exhibits contained in the Company's Forms 10-K dated December 31, 1997 and 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The following table lists each shareholder who is the beneficial owner of more than 5% of the Company's common stock, the only class of stock outstanding, as of February 28, 2000.

Name and Address              Amount and Nature of          Percent
of Beneficial Owner           Beneficial Ownership          of Class
-------------------           ---------------------         --------
Cede & Co.                           96,172                  14.73%
P. O. Box 20
Bowling Green Station
New York, NY 10004

     The following table sets forth the amount and percentage of stock of Citizens Financial Corp. beneficially owned by each director and executive officer of the Company, and by all directors and executive officers as a group, as of February 28, 2000.

                       Shares of Stock Beneficially Owned    Percent of
                       ----------------------------------
Name                    Direct      Indirect       Total     Ownership
----                   ---------  -------------  --------   -----------
Robert N. Alday             500     22,600 (1)     23,100        3.54
Max L. Armentrout        22,100      4,000 (2)     26,100        4.00
William J. Brown            750        750 (3)      1,500         .23
Edward L. Campbell          450        200 (4)        650         .10
Raymond L. Fair           3,800      4,200 (5)      8,000        1.22
John F. Harris              500      5,500 (6)      6,000         .92
Cyrus K. Kump               500      2,000 (7)      2,500         .38
Robert J. Schoonover        500        100 (8)        600         .09
L. T. Williams            1,750          -          1,750         .27
Thomas K. Derbyshire         70          -             70         .01
Other directors and
 executive officers of
 the Bank                 4,438      7,085         11,523 (9)    1.77
All Directors and
executive officers
as a group               35,358     46,535         81,793       12.53

(1) Mr. Alday's indirect ownership includes 9,200 shares owned by his wife and 13,400 shares which he votes for the Phil Williams Coal Company.

(2)  These 4,000 shares are owned by Mr. Armentrout's wife.

(3) Includes 250 shares owned jointly with his wife and 500 shares held in custody for their children.

(4) Includes 150 shares owned jointly with his wife and 50 shares owned by his wife.

(5)  These 4,200 shares are owned by Mr. Fair's wife.

(6)  These 5,500 shares are owned jointly with his wife.

(7) Includes 1,000 shares owned by his wife and 1,000 shares held in custody for their children.

(8)  These 100 shares are owned jointly with his wife.

(9) This figure represents the ownership of persons who are directors or officers of the subsidiary bank but not of the Company. Such persons number eleven.

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

     During the year 1999, the highest aggregate indebtedness of all executive officers and directors of the holding company, its subsidiary, and their related interest was $6,282,000 or 39.37 percent of the equity capital of Citizens Financial Corp. As of December 31, 1999, outstanding loan balances to related parties totaled $6,025,000 or 33.76 percent of equity capital with unused lines of credit of $1,216,000 or 7.62 percent of the equity capital of Citizens Financial Corp. outstanding to these parties.

     Other than loans originated in the normal course of business by the Bank, none of the directors, executive officers, 5 percent or more beneficial stockholders or their immediate family members have an interest or are involved in any transactions with Citizens Financial Corp. or Citizens National Bank in which the amount involved exceeds $60,000, or was not subject to the usual terms or conditions, or was not determined by competitive bids. Information related to loans granted to related parties in excess of $60,000 is contained in Note 4 to the Consolidated Financial Statements, which begins on page 40 of this report. Similarly, no director, executive officer or 5 percent or more beneficial stockholder has an equity interest in excess of 10 percent in a business or professional entity that has made payments to or received payments from Citizens Financial Corp. or Citizens National Bank in 1999 which exceeds 5 percent of either party's gross revenue.

Part IV
-------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

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

     (3)  Listing of Exhibits - see Index to Exhibits on page 62.

(b) Reports on Form 8-K - The Company's Form 8-K, dated December 22, 1999 which discloses the Bank's agreement to purchase a branch banking facility in Petersburg, WV from South Branch Valley National Bank, is incorporated herein by reference.

(c)  Exhibits - see index to Exhibits on page 62 of this Form 10-K.

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


Item 14(c)  Index to Exhibits
-----------------------------

                                                  S-K 601        Sequential
Description                                   Table Reference    Page Number
-----------                                   ---------------    ------------
Plan of acquisition, reorganization,
 arrangement, liquidation or succession              2                N/A
Articles or incorporation and bylaws:                3                N/A
 (a) Articles of Incorporation                                       66-70
 (b) Bylaws                                                           (d)
Instruments defining the rights of security
  holders including indentures                       4                N/A
Voting trust agreements                              9                N/A
Material contracts                                  10              71-113 (c)
Statement Re: Computation of per
 share earnings                                     11                (a)
Statements Re: Computation of ratios                12                (a)
Letter re: change in certifying accountant          16                N/A
Letter re: change in accounting principles          18                N/A
Subsidiaries of the registrant                      21                 114
Published report regarding matters submitted
 to vote of security holders                        22                N/A
Consents of experts and counsel                     23                 115
Power of attorney                                   24                N/A
Financial data schedules                            27                 116
Additional exhibits                                 99                (b)


(a) The computation of minimum standard capital ratios, which are shown on page 51 of this filing, was done as specified in applicable regulatory guidelines. All other ratios presented may be clearly determined from the material contained in this filing.

(b) List of permitted nonbanking activities previously filed on pages 47-49 of Form S-4 Registration Statement of Citizens Financial Corp., SEC File No. 33-11423, dated February 19, 1987 is incorporated by reference into this filing.

(c) The Bank's Executive Supplemental Income Agreement as previously filed on pages 74 -80 of its Form 10-K dated December 31, 1995 and thereafter amended and filed on page 62 of the Company's Form 10-K dated December 31, 1996, is incorporated by reference into this filing.

(d) The Company's Bylaws which were previously filed on pages 64-71 of its Form 10-K dated December 31, 1998, are incorporated by reference into this filing.

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

      Signature                         Title                       Date
      ---------                         -----                       ----

  /s/ Max L. Armentrout           Chairman of the Board            3/8/00
---------------------------                                        ------
      Max L. Armentrout           and Director


                                  Director                         ______
___________________________
      Robert N. Alday


  /s/ William J. Brown            Director                         3/8/00
---------------------------                                        ------
      William J. Brown


  /s/ Edward L. Campbell          Director                         3/8/00
---------------------------                                        ------
      Edward L. Campbell


  /s/ Raymond L. Fair             Director                         3/8/00
---------------------------                                        ------
      Raymond L. Fair


  /s/ John F. Harris              Director                         3/8/00
---------------------------                                        ------
      John F. Harris


  /s/ Cyrus K. Kump               Director                         3/8/00
---------------------------                                        ------
      Cyrus K. Kump


  /s/ Robert J. Schoonover        Director                         3/8/00
---------------------------                                        ------
      Robert J. Schoonover

                                  Director                         ______
___________________________
     L. T. Williams

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
 SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
                       PURSUANT TO SECTION 12 OF THE ACT
                       ---------------------------------

The entire annual report and proxy materials mailed to the Company's stockholders has been furnished to the Commission for its information under separate cover, in paper format, concurrent with submission to stockholders on March 17, 2000.