Form 10-Q
period 2000-03-31
CITIZENS FINANCIAL CORP/DE/
filed 2000-05-04
CIK 764156

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

For the quarterly period ended                   March 31, 2000
                               -------------------------------------------------

Commission file number 2-96144
                       -------


                           CITIZENS FINANCIAL CORP.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Delaware                              55-0666598
--------------------------------------------------------------------------------
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)


               213 Third Street, Elkins, West         Virginia 26241
--------------------------------------------------------------------------------
          (Address of principal executive offices)       (Zip Code)


                                (304) 636-4095
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not Applicable
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No___
                                             ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
                        Class                         March 31, 2000
                        -----                         --------------
              Common Stock ($2 par value)                 652,112


                        This report contains 25 pages.

                                   FORM 10-Q
                           CITIZENS FINANCIAL CORP.
                         Quarter Ended March 31, 2000

                                     INDEX

                                                                        Page No.
                                                                        --------
Part I.   Financial Information

           Condensed Consolidated Balance Sheets
            March 31, 2000 and December 31, 1999......................         3

           Condensed Consolidated Statements of Income
            Three Months Ended March 31, 2000 and March 31, 1999......      4, 5

           Condensed Consolidated Statements of
            Changes in Shareholders' Equity Three Months Ended
            March 31, 2000 and March 31, 1999.........................         6

           Condensed Consolidated Statements of
            Cash Flows Three Months Ended
            March 31, 2000 and March 31, 1999.........................         7

           Statements of Comprehensive Income
            Three Months Ended March 31, 2000 and March 31, 1999......         8

           Notes to Condensed Consolidated
            Financial Statements......................................    9 - 13

           Management's Discussion and Analysis
            of Financial Condition and Results of Operations..........   14 - 19

Part II.  Other Information and Index to Exhibits.....................        21

           Signatures.................................................        22

                        PART I - FINANCIAL INFORMATION
                           CITIZENS FINANCIAL CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)

                                                        March 31,    Dec. 31,
                                                          2000         1999
                                                       -----------  -----------
                                                       (Unaudited)       *
ASSETS
------

Cash and due from banks                                $     3,945  $     5,699
Federal funds sold                                           1,690            -
Securities available for sale (Note 2)                      44,566       41,562
Loans, less allowance for loan losses of
  $1,063 and $1,011, respectively (Notes 3 and 4)           86,052       85,665
Premises and equipment                                       1,383        1,391
Accrued interest receivable                                  1,146        1,035
Other assets                                                 1,924        1,945
                                                       -----------  -----------
     Total Assets                                      $   140,706  $   137,297
                                                       ===========  ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
   Noninterest bearing                                 $    15,509  $    12,945
   Interest bearing                                         98,010       97,287
                                                       -----------  -----------
     Total deposits                                        113,519      110,232
Short-term borrowings                                        4,897        6,029
Long-term borrowings                                         5,149        4,087
Other liabilities                                            1,157          995
                                                       -----------  -----------
     Total liabilities                                     124,722      121,343
                                                       -----------  -----------
Commitments and contingencies (Note 5)

SHAREHOLDERS' EQUITY
--------------------

Common stock, $2.00 par value, authorized
2,250,000 issued 750,000 shares                              1,500        1,500
Additional paid in capital                                   2,100        2,100
Retained earnings                                           15,002       14,723
Accumulated other comprehensive income                        (639)        (525)
Treasury stock at cost, 97,888 and 94,168
  shares, respectively                                      (1,979)      (1,844)
                                                       -----------  -----------
     Total shareholders' equity                             15,984       15,954
                                                       -----------  -----------
     Total Liabilities and Shareholders' Equity        $   140,706  $   137,297
                                                       ===========  ===========


*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands of dollars, except per share data)

                                                     Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                     2000           1999
                                                         (Unaudited)
INTEREST INCOME
---------------

Interest and fees on loans                          $1,918         $1,887
Interest and dividends on securities:
    Taxable                                            541            530
    Tax-exempt                                          86            100
Interest on federal funds sold                          13              7
                                                    ------         ------
  Total interest income                              2,558          2,524
                                                    ------         ------

INTEREST EXPENSE
----------------

Interest on deposits                                   870            904
Interest on short-term borrowing                        58             55
Interest on long-term borrowing                         56             14
                                                    ------         ------
  Total interest expense                               984            973
                                                    ------         ------
  Net interest income                                1,574          1,551
Provision for loan losses                               45             43
                                                    ------         ------
  Net interest income after
    provision for loan losses                        1,529          1,508
                                                    ------         ------

NONINTEREST INCOME
------------------

Trust department income                                 41             27
Service fees                                            83             56
Insurance commissions                                    8              5
Other                                                   54             38
                                                    ------         ------
  Total noninterest income                             186            126
                                                    ------         ------

NONINTEREST EXPENSE
-------------------

Salaries and employee benefits                         573            571
Net occupancy expense                                   44             43
Equipment rentals, depreciation and maintenance         75             79
Data processing                                         91            108
Advertising                                             10             19
Other                                                  333            287
                                                    ------         ------
  Total noninterest expenses                         1,126          1,107
                                                    ------         ------

Income before income taxes                             589            527
Income tax expense                                     179            166
                                                    ------         ------
Net income                                          $  410         $  361
                                                    ======         ======

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands of dollars, except per share data)
                                  (Continued)


Basic earnings per common share (Note 7)               $    .63    $    .55
                                                       ========    ========
Weighted average shares outstanding                     653,694     661,567
Dividends per common share                             $    .20    $    .15
                                                       ========    ========

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           (In thousands of dollars)

                                                    Three Months Ended March 31, 2000 and 1999
                                                  -----------------------------------------------
                                                                   (unaudited)

                                                                                       Accumulated                  Total
                                                                 Additional                Other                    Share-
                                                Common Stock      Paid-in   Retained   Comprehensive    Treasury   holders'
                                              ----------------
                                              Shares    Amount    Capital   Earnings      Income         Stock      Equity
                                              -----------------------------------------------------------------------------
Balance, January 1, 1999                      750,000   $1,500      $2,100   $14,345           $ 287     $ (1,583)  $16,649
Net income                                                                       361                                    361
Net change in unrealized gain on securities                                                     (164)                  (164)
Cash dividends declared ($.15 per share)                                         (99)                                   (99)
                                              -----------------------------------------------------------------------------

Balance March 31, 1999                        750,000   $1,500      $2,100   $14,607           $ 123     $ (1,583)  $16,747
                                              =============================================================================

Balance, January 1, 2000                      750,000   $1,500      $2,100   $14,723           $(525)    $ (1,844)  $15,954
Net income                                                                       410                                    410
Net change in unrealized loss on securities                                                     (114)                  (114)
Purchase of 3,720 shares of treasury stock                                                                   (135)     (135)
Cash dividends declared ($.20 per share)                                        (131)                                  (131)
                                              -----------------------------------------------------------------------------

Balance March 31, 2000                        750,000   $1,500      $2,100   $15,002           $(639)    $ (1,979)  $15,984
                                              =============================================================================

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                                          Three Months Ended
                                                                March 31,
                                                         ---------------------
                                                          2000          1999
                                                               (Unaudited)
Cash flows from operating activities:
  Net Income                                             $   410       $   361
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Provision for loan losses                                 45            43
    Depreciation and amortization                             50            53
    Amortization and accretion on securities                  11            55
    Loss on sale of securities                                 3             0
    Loss on sale of OREO                                      20             0
    (Increase)/decrease in accrued interest receivable      (111)          164
    Decrease/(increase) in other assets                        1          (148)
    Increase in other liabilities                            220           220
                                                         -------       -------
      Cash provided by operating activities                  649           748
                                                         -------       -------

Cash flows from investing activities:

  Principal payments, available for sale securities           76            93
  Proceeds from sales of available for
    sale securities                                        1,496             0
  Proceeds from maturities and calls,
    available for sale securities                             50         2,500
  Purchases of available for sale securities              (4,812)       (3,048)
  Proceeds from maturities and calls, held
    to maturity securities                                     0           599
  Purchases of held to maturity securities                     0             0
  Purchases of premises and equipment                        (42)           (7)
  (Increase)/decrease in loans                              (432)          105
                                                         -------       -------
     Cash provided by investing activities                (3,664)          242
                                                         -------       -------

Cash flows from financing activities:

  Cash dividends paid                                       (131)          (99)
  Acquisition of treasury stock                             (135)            0
  Decrease in short-term borrowing                        (1,132)          (17)
  Increase/(decrease) in long-term borrowing               1,062          (127)
  (Decrease)/increase in time deposits                      (846)          445
  Increase/(decrease) in other deposits                    4,133          (130)
                                                         -------       -------
     Cash used by financing activities                     2,951            72
                                                         -------       -------

Net (decrease)/increase in cash and cash equivalents         (64)        1,062
Cash and cash equivalents at beginning of period           5,699         3,499
                                                         -------       -------

Cash and cash equivalents at end of period               $ 5,635       $ 4,561
                                                         =======       =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Interest                                               $ 1,001       $   993
  Income Taxes                                           $     6       $     3
Supplemental Schedule of Noncash Investing
  and Financing Activities:
  Other real estate and other assets acquired in
     settlement of loans                                 $    82       $     0

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                      STATEMENTS OF COMPREHENSIVE INCOME
                           (In thousands of dollars)

                                                       Three Months Ended
                                                            March 31
                                                       ------------------
                                                        2000        1999
                                                           (Unaudited)

Net income                                             $  410      $  361

Other comprehensive income:
  Gross unrealized gains/(losses) arising
    during the period                                    (175)       (252)
  Adjustment for income tax (expense)/benefit              59          88
                                                       ------      ------
                                                         (116)       (164)


  Less:  Reclassification adjustment for
    (gains)/losses included in net income                   3           0
  Adjustment for income tax expense/(benefit)              (1)          0
                                                       ------      ------
                                                            2           0

  Other comprehensive income, net of tax                 (114)       (164)
                                                       ------      ------

Comprehensive income                                   $  296      $  197
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

     The condensed consolidated statements contained herein include the accounts of Citizens Financial Corp. and its wholly-owned subsidiary Citizens National Bank ("the Bank"). All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens' 1999 Annual Report to Shareholders and Form 10-K.

NOTE 2 - SECURITIES
         ----------

     The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2000 and December 31, 1999 are summarized as follows (in thousands):

                                                   March 31, 2000
                                   -------------------------------------------------
                                                                           Carrying
                                                                             Value
                                                                          (Estimated
                                   Amortized    Unrealized   Unrealized      Fair
                                     Cost         Gains        Losses       Value)
------------------------------------------------------------------------------------
                                                      (Unaudited)
Available for sale:
U.S. Treasury securities.........   $    500    $      0      $      0     $    500
U.S. Government agencies
  and corporations...............     20,287           0           411       19,876
Mortgage backed securities-
  U.S. Government agencies
  and corporations...............      1,365           0            74        1,291
Corporate debt securities........     15,515           0           422       15,093
State and political subdivisions.      7,134          14            74        7,074
Federal Reserve Bank stock.......        108           0             0          108
Federal Home Loan Bank stock.....        624           0             0          624
                                    --------    --------      --------     --------
  Total securities available
    for sale.....................   $ 45,533    $     14      $    981     $ 44,566
                                    ========    ========      ========     ========

                                                  December 31, 1999*
                                   -------------------------------------------------
                                                                           Carrying
                                                                             Value
                                                                          (Estimated
                                   Amortized    Unrealized   Unrealized      Fair
                                     Cost         Gains        Losses       Value)
                                   -------------------------------------------------
                                                          *
------------------------------------------------------------------------------------
Available for sale:
U.S. Treasury securities.........   $    501    $      1      $      0     $    502
U.S. Government agencies
  and corporations...............     18,821           0           368       18,453
Mortgage-backed securities -
  U.S. Government agencies
  and corporations...............      1,441           0            63        1,378
Corporate debt securities........     13,678           1           355       13,324
State and political subdivisions.      7,184          38            49        7,173
Federal Reserve Bank stock.......        108           0             0          108
Federal Home Loan Bank stock.....        624           0             0          624
                                    --------    --------      --------     --------
Total securities available for
  sale...........................   $ 42,357    $     40      $    835     $ 41,562
                                    ========    ========      ========     ========

     The maturities, amortized cost and estimated fair values of the Bank's securities at March 31, 2000 are summarized as follows (in thousands):

                                                          Available for sale
                                                          ------------------
                                                        Amortized    Estimated
                                                           Cost      Fair Value
                                                        ---------    ----------
Due within 1 year                                        $ 13,399      $ 13,333
Due after 1 but within 5 years                             31,310        30,433
Due after 5 but within 10 years                                92            68
Due after 10 years                                              0             0
Equity securities                                             732           732
                                                         --------      --------
                                                         $ 45,533      $ 44,566
                                                         ========      ========

     Mortgage backed securities have remaining contractual maturities ranging from 4 to 6 years and are reflected in the maturity distribution schedule shown above based on their anticipated average life to maturity, which ranges from 2 to 4 years. The Company's equity securities are required to be held for membership in the Federal Reserve and Federal Home Loan Bank; memberships which are expected to continue indefinitely.

     The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the three month periods ended March 31, 2000 and 1999 are as follows (in thousands):

                                       Proceeds From            Gross Realized
                                -----------------------------  -----------------
                                        Calls and   Principal
                                Sales   Maturities  Payments   Gains      Losses
                                -----------------------------  -----------------
March 31, 2000:
Securities available for sale   $1,496   $     50    $     76  $    0     $    3
                                ------   --------    --------  ------     ------
                                $1,496   $     50    $     76  $    0     $    3
                                ======   ========    ========  ======     ======
March 31, 1999:
Securities held to maturity     $    0   $    599    $      0  $    0     $    0
Securities available for sale        0      2,500          93       0          0
                                ------   --------    --------  ------     ------
                                $    0   $  3,099    $     93  $    0     $    0
                                ======   ========    ========  ======     ======

     At March 31, 2000 and December 31, 1999 securities with an amortized cost of $17,570,867 and $17,573,740, respectively, with estimated fair values of $17,233,472 and $17,078,942, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

     At March 31, 2000, the company had a concentration within its corporate debt securities classification which included obligations of financial services industry companies with global operations having an approximate amortized cost of $5,235,618 and an estimated fair value of $5,117,108. There were no concentrations with any one issuer.

*From audited financial statements.

NOTE 3 - LOANS
         -----

     Total loans are summarized as follows (in thousands):

                                             March 31, 2000   December 31, 1999
                                             --------------   -----------------
                                               (Unaudited)            *

Commercial, financial and agricultural              $13,780             $14,035
Real estate - construction                            1,158               1,369
Real estate - mortgage                               61,970              61,243
Installment loans to individuals                      9,901              10,147
Other                                                   437                  18
                                                    -------             -------
  Total loans                                        87,246              86,812
Net deferred loan origination costs                    (101)               (106)
Less unearned income                                    (30)                (30)
                                                    -------             -------
  Total loans net of unearned income and
    net deferred loan origination costs              87,115              86,676
Less allowance for loan losses                        1,063               1,011
                                                    -------             -------
  Loans, net                                        $86,052             $85,665
                                                    -------             -------

* From audited financial statements

NOTE 4 - ALLOWANCE FOR LOAN LOSSES
         -------------------------

     Analyses of the allowance for loan losses are presented below (in thousands):

                                             Three Months Ended
                                                  March 31,
                                            --------------------
                                              2000         1999

Balance at beginning of period              $ 1,011      $ 1,109
                                            -------      -------

Loans charged off:
  Commercial and industrial                       0           18
  Real estate - mortgage                          1            0
  Consumer and other                             19            9
  Credit card                                     0           24
                                            -------      -------
    Total                                        20           51
                                            -------      -------

Recoveries:
  Commercial and industrial                      18            0
  Real estate - mortgage                          1            0
  Consumer and other                              5            5
  Credit card                                     3            4
                                            -------      -------
    Total recoveries                             27            9
                                            -------      -------

Net losses (recoveries)                          (7)          42

Provision for loan losses                        45           43
                                            -------      -------
Balance at end of period                    $ 1,063      $ 1,110
                                            =======      =======


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

NOTE 6 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
         -------------------------------------------------

     The subsidiary bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

Financial instruments whose contract
  amounts represent credit risk           March 31, 2000   December 31, 1999
        (in thousands)                     (unaudited)              *
------------------------------------      --------------   -----------------
Commitments to extend credit                 $19,381           $12,253
Standby letters of credit                        248               248
                                             -------           -------
  Total                                      $19,629           $12,501
                                             =======           =======

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

* From audited financial statements.

NOTE 7 - EARNINGS PER SHARE
         ------------------

     Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the three months ended March 31, 2000 and 1999 the weighted average number of shares were 653,694 and 661,567, respectively. During the periods ended March 31, 2000 and 1999 the Company did not have any dilutive securities.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis presents the significant changes in financial condition and the results of operations of Citizens Financial Corp. and Subsidiary for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 1999 Annual Report to Shareholders and Form 10-K. Since the primary business activities of Citizens Financial Corp. are conducted through the Bank, this discussion focuses primarily on the financial condition and operations of the Bank. This discussion may contain forward looking statements based on management's current expectations. Such forward looking information may involve uncertainties including those associated with interest rate and general economic environments, regulations, competitive changes, and other risks. When provided, forward looking information is intended to assist readers in understanding anticipated future operations and are included pursuant to applicable safe harbor provisions; actual results may differ. Amounts and percentages used in this discussion have been rounded.

EARNINGS SUMMARY
----------------

     Net income for the first quarter of 2000 was $410,000, up $49,000 from $361,000 in the first quarter of 1999. On a per share basis earnings rose from $.55 to $.63. These income levels represent annualized returns on average assets of 1.20% and 1.08%, respectively. Return on average equity also increased from 8.82% to 10.36%. Details concerning the Company's results of operations are discussed in the following sections of this report.

NET INTEREST INCOME
-------------------

     Net interest income represents the primary component of Citizens' earnings. It is the difference between interest and fee income related to earning assets and interest expense incurred to carry interest bearing liabilities. Net interest income is impacted by changes in the volume and mix of interest earning assets and interest bearing liabilities, as well as by changing interest rates. In order to manage these changes, their impact on net interest income and the risks associated with them, the Company utilizes an ongoing asset/liability management program. This program includes analysis of the Company's gap, earnings sensitivity to rate changes, and sources and uses of funds. A discussion of net interest income is presented below.

     Net interest income for the first quarter of 2000 of $1,574,000 was up slightly from $1,551,000 in the first quarter of 1999. On a tax-equivalent basis net interest income for the quarter totaled $1,625,000 which exceeded the first quarter 1999 measure by $22,000.

     This consistency is also found when interest income and interest expense are examined individually. Tax-equivalent interest income for the quarter of $2,608,000 is $32,000 more than in the first quarter of 1999, of which $28,000 is due to the placement of certain commercial loans on a nonaccrual status in the 1999 period. The yield on earning assets for the two quarters was 7.99% in 2000 and 8.01% in 1999. Interest expense also showed a minor increase, to $984,000 from $973,000 in the first quarter of last year. With the relative stability of interest income, interest expense, and the level of earning assets, the Company was able to realize an net interest margin of 4.98% in the first quarter of both 1999 and 2000.

     As noted above, although interest rates have risen from the first quarter of 1999 to present, the Company's yield on earning assets has remained stable. This primarily reflects several factors. First, the local credit market has been reluctant to increase loan rates to a significant degree and second, the Company was forced to forego a number of investment opportunities during the second half of 1999 due to Year 2000 preparations. Now, however, the yield on earning assets is expected to increase as investment opportunities are being seized and loan rates, including existing loans with annual adjustment factors, rise. Nonetheless, the key to the Company's ability to maintain its level of net interest income will be the ability to control its cost of funds. This and other related issues are discussed later in this report in the section on liquidity and interest rate sensitivity.

NONINTEREST INCOME
------------------

     Noninterest income includes all revenues which are not included in interest and fee income relating to earning assets. Total noninterest income for the quarter of $186,000 is $60,000, or 47.6%, more than last year's $126,000. This significant increase is due to several specific items. Trust income has increased $14,000 due to the implementation of a new fee schedule in late 1999. A change in the method of assessing fees also allowed overdraft fees, which are included in the service fee category in the statements of income, to increase by $27,000. Finally, other noninterest income increased by $16,000 as brokerage revenues rose by $9,000 to $14,000 for the quarter and the promotional sale of collectors coins generated an additional $15,000 in revenue. Absent from noninterest income in 2000, however, are fee related to the Bank's credit card portfolio which was sold in the second quarter of 1999. The Bank is very encouraged by the recent improvements in these areas.

NONINTEREST EXPENSE
-------------------

     Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Total noninterest expense for the first quarter of 2000 increased by $19,000 to $1,126,000 versus $1,107,000 in the same period last year.

     Several categories of expense, including personnel costs, occupancy expense, and equipment expenses, remained nearly unchanged as their quarterly total of $692,000 was nearly identical to the $693,000 total in the first quarter of 1999. Data processing and advertising were less than last year. Data processing dropped by $17,000, or 15.7%, due to the absence of credit card processing costs. Advertising fell by $9,000, 47.3%, due partly to the timing of certain efforts. For the full year, however, advertising costs could be higher than last year for reasons explained in the section on other events which follows later in this report.

     Only one category, other noninterest expense, increased when compared to the first quarter of 1999. This increase of $46,000 to $333,000 is the result of several isolated situations. These include the sale of foreclosed vacation property at a loss of $17,000. In addition to the loss the Bank incurred expenses approximating $20,000 in holding and maintaining the property and in arranging and consummating the sale. Such costs are expected to be recovered as the sale enabled the Bank to increase its earning asset base. The Bank also incurred a loss, again approximating $20,000, during the quarter as a result of improperly closing a savings account. This situation is still under investigation and management is seeking legal counsel in the matter.

INCOME TAXES
------------

     The Company's provision for income taxes, which totaled $179,000 in the first quarter of 2000 and $166,000 in the first quarter of 1999, includes both federal and state income taxes. Included in these amounts are deferred tax benefits of $33,000 and $17,000, respectively. The Company has not been subject to alternative minimum tax in either 1999 or 2000 and its effective tax rates during the first quarter of those years was 31.5% and 30.4%, respectively.

FINANCIAL CONDITION
-------------------

     Total assets of the Company were $140,706,000 at March 31, 2000, up from $137,297,000 at year-end 1999. Average assets for the quarter, however, were $136,983,000, nearly level with the first quarter of 1999 average of $136,296,000. A detailed discussion of the Company's financial condition, and its various balance sheet components, follows.

LOAN PORTFOLIO
--------------

     The Company's loan portfolio did not change significantly during the first quarter. Total loans of $87,246,000 were $434,000 more than at year-end 1999. The mortgage portfolio is the largest of the loan portfolios at $61,970,000 and also is the only major portfolio exhibiting growth during the quarter as it increased $727,000. The majority of the mortgage portfolio, $43.9 million, is comprised of residential mortgages. Such loans are approximately $556,000 more than at year-end 1999. The demand for residential mortgages within the Banks market area appears to be increasing despite higher interest rates.

     The commercial loan portfolio decreased $255,000 to $13,780,000 during the quarter. Nonetheless management continues to believe that commercial lending is likely to increase in coming years due to improvements in the local infrastructure and significant loan opportunities are now being developed or finalized. Consumer lending continues to decrease falling $246,000 to $9,901,000 during the quarter. Most consumer loans are made for the purchase of automobiles. The Bank continues to find competitive pressure to make such loans at rates which fail to compensate for the risks involved and, hence, has not aggressively participated in this market. The Bank discontinued its credit card program in 1999 for similar reasons.

     The Bank is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At March 31, 2000 commitments to extend credit, including unused lines of credit, totaled $19,381,000 while letters of credit totaled $248,000.

     In order to more successfully take advantage of loan opportunities the Bank restructured its lending function during the quarter. This new structure will allow loan officers to focus on specific areas of loan development, either commercial, residential mortgage, or consumer. Management believes this type of focused approach will result in the development of greater expertise among loan officers and increased loan volume.

     Although the Bank experienced several large loan losses in 1999 the credit quality of the loan portfolio is good. Total past due loans at March 31, 2000 were $1,938,000, or 2.2% of gross loans. As shown in the table below seriously past due loans and nonperforming assets are quite low.

              Summary of Past Due Loans and Nonperforming Assets
              --------------------------------------------------
                                (in thousands)

                                         March 31                December 31
                                    -------------------          -----------
                                     2000         1999               1999
                                        (unaudited)                   *

Loans past due 90 or more days
  still accruing interest           $    4       $   14             $   51
                                    ======       ======             ======

Nonperforming assets:
  Nonaccruing loans                 $  124       $1,218             $   57
  Other real estate owned               82           42                  -
                                    ------       ------             ------
                                    $  206       $1,260             $   57
                                    ======       ======             ======

* From the Company's Form 10-K filing dated December 31, 1999

     Management is not aware of any trends or uncertainties which would cause the credit quality of the loan portfolio to become significantly lessened.

     During the first quarter of 2000 the allowance for loan losses increased from $1,011,000 to $1,063,000, which is 1.22% of total loans. This increase reflects provisions for loan losses of $45,000 as well as $7,000 in net recoveries. Management believes the allowance is adequate given the level of risk contained in the portfolio. Legal proceedings against several borrowers whose loans were charged off in 1999 are ongoing at this time, however, the outcome of these proceedings cannot yet be determined.

SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD
-------------------------------------------

     Throughout the first quarter of 2000 the Bank's security portfolio consisted solely of available for sale securities. Neither held to maturity or trading portfolios are expected to be established at any time in the foreseeable future.

     By using the available for sale portfolio management believes it achieves the flexibility necessary to properly manage its balance sheet structure and address asset/liability issues. Because the portfolio is largely composed of fixed rate debt instruments its value may decrease during periods of rising interest rates, such as were observed over the past nine months. Such reductions in value result in unrealized losses which have no impact on income. At March 31, 2000, the Company's unrealized loss totaled $967,000, or 2.1% of the portfolio's amortized cost. While additional interest rate increases could further reduce the value of the portfolio, they also allow the Bank to invest in higher yielding instruments which increases income.

     The characteristics of the portfolio have not changed significantly although holdings of U.S. Treasury securities have fallen to just $500,000. Management has preferred to invest in obligations of U.S. government agencies, such as the Federal Home Loan Bank, as opposed to Treasury securities due to their superior yields and similar credit strength. As a result, U.S. Agency securities represent the largest component of the portfolio at $19,876,000 or 44.6% of the total. Also included in the portfolio are $15,093,000 of investment grade corporate debt obligations which represents 33.9% of the total. The remainder of the portfolio includes $7,074,000 in municipal obligations, $1,291,000 in government agency mortgage backed instruments, and $732,000 in Federal Home Loan Bank and Federal Reserve stock. Among these securities nearly all mature within five years and have known cash flow patterns. Such instruments typically provide greater safety, less market value fluctuation and more simplified asset/liability issues.

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

     At March 31, 2000 the balance of federal funds sold was $1,690,000. The average federal funds sold balance during the quarter was $900,000. There were no federal funds sold at year-end 1999.

DEPOSITS AND OTHER FUNDING SOURCES
----------------------------------

     Total deposits have increased from $110,232,000 at year-end 1999 to $113,519,000 at March 31, 2000, a $3,287,000, or 3.0% increase. This increase consists of $2,564,000 in noninterest bearing funds and $723,000 in interest bearing funds. The increase in noninterest bearing funds may be temporary in nature as average noninterest bearing funds for the quarter were $13,800,000, $1,709,000 below the quarter-end level. The average of all deposits during the quarter was $111,395,000 which closely approximates management's expected level of $111,721,000. The Bank has observed no significant Y2K related deposit activity, either in the form of withdrawals before year-end or deposits after year-end.

     Among the Bank's interest bearing deposits savings accounts and interest bearing checking accounts continue their growth of the past year. Certificates of deposit, meanwhile, have fallen by $593,000 to $39,399,000 during the quarter with most of the decrease coming in the more sensitive jumbo CD portfolio. Higher interest rates and increased competition for fixed rate funds have also caused the Bank to introduce two new products, a 13 month and a 25 month certificate of deposit. Each of these products offer significantly higher rates than the Bank's other certificates and are designed to combat the higher rates and competitive pressures noted above which could have a negative impact on the Bank's deposit base. Therefore, of the $1,172,000 held in these accounts, approximately $916,000 is from existing Bank deposits while just $256,000 is from new deposits. In this regard, these products have been successful in preventing deposit losses.

     In addition to deposits, the Bank may generate funding by the use of borrowings. Short-term borrowings consist of overnight borrowings from the Federal Home Loan Bank and repurchase agreements having maturities of less than one year. Long-term borrowings include repurchase agreements maturing after one year and debt used to fund certain loan projects. Total borrowings of $10,046,000 at quarter-end are slightly below the year-end level of $10,116,000. No changes have occurred in either the number or terms of debt agreements nor are any anticipated in the foreseeable future.

CAPITAL RESOURCES
-----------------

     Total March 31, 2000 capital of $15,984,000, or 11.36% of total assets, is nearly equal to the December 31, 1999 total of $15,954,000. While strong quarterly earnings increased the capital base, the payment of a $.20 per share quarterly dividend, the purchase of 3,720 shares of treasury stock, and an increase in the unrealized loss on available for sale securities combined to offset the earnings effect. Each of these items are illustrated in the Statements of Changes in Shareholders' Equity found on page 6.

     The Federal Reserve's risk-based capital guidelines provide for the relative weighting of both on-balance-sheet and off-balance-sheet items based on their degree of risk. The Company continues to exceed all regulatory capital requirements as shown in the table below.

                      Minimum Capital Standard Ratios
--------------------------------------------------------------------------------
                                           Citizens             Regulatory
                                         Financial Corp.       Requirements
--------------------------------------------------------------------------------

Total capital to risk weighted assets        18.54%                8.0%
Tier I capital to risk weighted assets       17.42%                4.0%
Tier I capital to adjusted total assets      12.13%                3.0%

     As discussed later in the section on Other Events, the Company is in the process of acquiring an additional branch facility. This transaction, however, is not expected to have a material impact on the Company's capital base or capital ratios. No other significant changes in the Company's structure or operation, and no known trends or uncertainties exist, which may materially impair or alter the capital position.

     The Company's stock continues to be thinly traded on the over the counter market. This lack of trading volume can lead to a variation in market prices and during the quarter the stock traded at prices ranging from $30 to $38 per share.

LIQUIDITY AND INTEREST RATE SENSITIVITY
---------------------------------------

     The objective of the Company's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. The basis of Citizens' liquidity comes from the stability of its core deposits. Liquidity is also available through the available for sale securities portfolio and short-term funds such as federal funds sold. In addition, liquidity may be generated through loan repayments and borrowing arrangements with correspondent banks. Each quarter management tests the Bank's ability to satisfy its anticipated liquidity needs over the next twelve months. At March 31, 2000 this test indicates the Bank is well positioned and has ample liquidity to satisfy normal business needs. Details on both the sources and uses of cash are presented in the Statements of Cash Flows contained in the financial statements.

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

     One common interest rate risk measure is the gap, or difference between rate sensitive assets and rate sensitive liabilities. As of March 31, 2000, the Company's cumulative one year gap to total assets ratio was a negative 10.06%. This indicates more liabilities may reprice over the next year than assets. In a rising interest rate environment this could cause net interest income to fall. However, because of certain assumptions in gap theory the Bank also performs a number of other tests to control its interest rate risk. In such tests, changes in net interest income are forecast under various interest rate scenarios. Instantaneous shifts in interest rates of up to 200 basis points are regularly tested. These tests indicate that the impact of changing interest rates on net interest income is within the limits set by management. Nonetheless, the Company's current gap is at the tolerance limits set by management. Therefore, the Bank expects to take steps to reduce that measure over the coming months.

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

OTHER EVENTS
------------

     As reported at December 31, 1999, Citizens National Bank has entered into an agreement to acquire a branch banking facility in Petersburg, West Virginia from South Branch Valley National Bank. This transaction stems from the divestiture of the branch by South Branch as required by federal regulators to avoid market concentration in loans and deposits in light of South Branch's acquisition of Potomac Valley Bank. Citizens has obtained all necessary approvals to complete the acquisition of this branch on May 26, 2000. At that time Citizens will assume approximately $10,000,000 in deposits and $4,500,000 in loans; actual figures will not be known until the time of closing. The transaction will be accounted for as a purchase by Citizens. It will provide Citizens the opportunity to offer its products and services in a highly desirable new market while having a minimal impact on the Company's capital position.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:
         -----------------

     As of March 31, 2000 Citizens Financial Corp. was not involved in any material legal proceedings. The Bank is currently involved, in the normal course of business, in various legal proceedings. After consultation with legal counsel, management believes that all such litigation will be resolved without materially affecting financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against the Company or the Bank.

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

                                        CITIZENS FINANCIAL CORP.



 Date:      5/4/ 00                     /s/ Robert J. Schoonover
       --------------------             -----------------------------
                                        Robert J. Schoonover
                                        President
                                        Chief Executive Officer

 Date:      5/4/ 00                     /s/ Thomas K. Derbyshire
       --------------------             -----------------------------
                                        Thomas K. Derbyshire
                                        Treasurer
                                        Principal Financial Officer