Form 10-Q
period 2000-06-30
CITIZENS FINANCIAL CORP/DE/
filed 2000-08-10
CIK 764156

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 JUNE 30, 2000
                              -----------------------------------------------
Commission file number 2-96144
                       -------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
               Class                                 June 30, 2000
               -----                              -------------------
     Common Stock ($2.00 par value)                     652,112

                        This report contains 27 pages.

                                   FORM 10-Q
                           CITIZENS FINANCIAL CORP.
                          Quarter Ended June 30, 2000

                                     INDEX

                                                                                                                  Page No.
                                                                                                                  --------
Part I.   Financial Information

           Condensed Consolidated Balance Sheets
            June 30, 2000 and December 31, 1999..................................................................   3

           Condensed Consolidated Statements of Income
            Three Months Ended June 30, 2000 and June 30, 1999
            and Six Months Ended June 30, 2000 and June 30, 1999.................................................   4

           Statements of Comprehensive Income
            Three Months Ended June 30, 2000 and June 30, 1999
            and Six Months Ended June 30, 2000 and June 30, 1999.................................................   5

           Condensed Consolidated Statements of
            Changes in Shareholders' Equity
            Six Months Ended June 30, 2000 and June 30, 1999.....................................................   6

           Condensed Consolidated Statements of Cash Flows
            Six Months Ended June 30, 2000 and June 30, 1999.....................................................   7

           Notes to Condensed Consolidated Financial Statements..................................................   8 - 12

           Management's Discussion and Analysis
            of Financial Condition and Results of Operations.....................................................  13 - 20

Part II.  Other Information and Index to Exhibits................................................................  21

          Signatures.............................................................................................  22

                        PART I - FINANCIAL INFORMATION
                           CITIZENS FINANCIAL CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)

                                                   June 30,      December 31,
                                                     2000           1999
                                                 ------------   -------------
                                                  (Unaudited)          *

ASSETS
------
Cash and due from banks                             $  4,650       $  5,699
Federal funds sold                                       -              -
Securities available for sale (Note 2)                44,448         41,562
Loans, less allowance for loan losses of
 $1,070 and $1,011, respectively (Notes 3 and 4)      94,164         85,665
Premises and equipment                                 1,635          1,391
Accrued interest receivable                            1,199          1,035
Other assets                                           2,108          1,945
                                                    --------       --------
     Total Assets                                   $148,204       $137,297
                                                    ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
   Noninterest bearing                              $ 15,234       $ 12,945
   Interest bearing                                  104,100         97,287
                                                    --------       --------
     Total deposits                                  119,334        110,232
Short-term borrowings                                 10,307          6,029
Long-term borrowings                                     906          4,087
Other liabilities                                      1,260            995
                                                    --------       --------
     Total liabilities                               131,807        121,343
                                                    --------       --------
Commitments and contingencies (Note 5)

SHAREHOLDERS' EQUITY
--------------------

Common stock, $2.00 par value, authorized
    2,250,000 shares, issued 750,000 shares            1,500          1,500
Additional paid in capital                             2,100          2,100
Retained earnings                                     15,364         14,723
Accumulated other comprehensive income                  (588)          (525)
Treasury stock, at cost, 97,888 and 94,168
   shares, respectively                               (1,979)        (1,844)
                                                    --------       --------
     Total shareholders' equity                       16,397         15,954
                                                    --------       --------
     Total Liabilities and Shareholders' Equity     $148,204       $137,297
                                                    ========       ========

*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands of dollars, except per share data)

                                        Three Months Ended      Six Months Ended
                                             June 30,               June 30,
                                        ------------------      ----------------
                                        2000          1999      2000        1999
                                            (Unaudited)           (Unaudited)
INTEREST INCOME
---------------
Interest and fees on loans           $   2,037     $   1,848  $  3,955  $  3,735
Interest and dividends on
 securities:
  Taxable                                  586           544     1,127     1,074
  Tax-exempt                                90            91       176       191
Interest on federal funds sold               7            15        20        22
                                     ---------     ---------  --------  --------
  Total interest income                  2,720         2,498     5,278     5,022
                                     ---------     ---------  --------  --------
INTEREST EXPENSE
----------------
Interest on deposits                       903           905     1,773     1,809
Interest on short-term borrowings           58            62       116       117
Interest on long-term borrowings            86            14       142        28
                                     ---------     ---------  --------  --------
  Total interest expense                 1,047           981     2,031     1,954
                                     ---------     ---------  --------  --------
  Net interest income                    1,673         1,517     3,247     3,068
Provision for loan losses                   45            42        90        85
                                     ---------     ---------  --------  --------
  Net interest income after
    provision for loan losses            1,628         1,475     3,157     2,983
                                     ---------     ---------  --------  --------
NONINTEREST INCOME
------------------
Trust department income                     38            31        79        58
Service fees                               106            67       189       123
Insurance commissions                        2             6        10        11
Other                                       91            44       145        82
                                     ---------     ---------  --------  --------
  Total noninterest income                 237           148       423       274
                                     ---------     ---------  --------  --------
NONINTEREST EXPENSE
-------------------
Salaries and employee benefits             609           599     1,182     1,170
Net occupancy expense                       49            42        93        85
Equipment rentals, depreciation
  and maintenance                           78            78       153       157
Data processing                             85           103       176       211
Advertising                                 20            23        30        42
Other                                      322           261       655       548
                                     ---------     ---------  --------  --------
  Total noninterest expense              1,163         1,106     2,289     2,213
                                     ---------     ---------  --------  --------
Income before income taxes                 702           517     1,291     1,044
Income tax expense                         210           163       389       329
                                     ---------     ---------  --------  --------
Net income                           $     492     $     354  $    902  $    715
                                     =========     =========  ========  ========
Basic earnings per common share
  (Note 6)                           $     .75     $     .53  $   1.38  $   1.08
                                     =========     =========  ========  ========
Weighted average shares outstanding    652,112       661,082   652,888   661,323
Dividends per common share           $     .20     $     .15  $    .40  $    .30
                                     =========     =========  ========  ========

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                      STATEMENTS OF COMPREHENSIVE INCOME
                           (In thousands of dollars)


                                      Three Months Ended      Six Months Ended
                                           June 30                 June 30
                                      ------------------     ------------------
                                       2000       1999         2000       1999
                                         (Unaudited)             (Unaudited)

Net income                            $ 492      $ 354        $ 902      $ 715
Other comprehensive income:
  Gross unrealized gains/(losses)
    arising during the period            77       (532)         (98)      (785)
  Adjustment for income tax
    (expense)/benefit                   (26)       181           33        267
                                      -----      -----        -----       ----
                                         51       (351)         (65)      (518)
Less:  Reclassification adjustment
  for (gains)/losses included in
  net income                              0        (14)           3        (14)
Adjustment for income tax
  expense/(benefit)                       0          5           (1)         5
                                      -----      -----        -----      -----
                                          0         (9)           2         (9)
Other comprehensive income,
    net of tax                           51       (342)         (63)      (509)
                                      -----      -----        -----      -----
Comprehensive income                  $ 543      $  12        $ 839      $ 206
                                      =====      =====        =====      =====

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           (In thousands of dollars)

                                                  Six Months Ended June 30, 2000 and 1999
                                               ---------------------------------------------
                                                               (Unaudited)
                                                                              Accumulated                Total
                                                    Additional                  Other                    Share-
                                     Common Stock     Paid In     Retained   Comprehensive    Treasury   holders'
                                  ------------------
                                   Shares    Amount   Capital     Earnings      Income         Stock     Equity
-------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1999          750,000   $ 1,500  $ 2,100      $ 14,345   $    287         $ (1,583)  $ 16,649
Net income                                                             715                                    715
Net change in unrealized gain/
  (loss) on securities                                                           (523)                       (523)
Cash dividends declared
  ($.30 per share)                                                    (198)                                  (198)
Purchase of 700 shares
  of treasury stock                                                                                (31)       (31)
                                  -------------------------------------------------------------------------------
Balance, June 30, 1999            750,000   $ 1,500  $ 2,100      $ 14,862   $   (236)        $ (1,614)  $ 16,612
                                  ===============================================================================

Balance, January 1, 2000          750,000   $ 1,500  $ 2,100      $ 14,723   $   (525)        $ (1,844)  $ 15,954
Net income                                                             902                                    902
Net change in unrealized gain/
  (loss) on securities                                                            (63)                        (63)
Cash dividends declared
  ($.40 per share)                                                    (261)                                  (261)
Purchase of 3,720 shares
  of treasury stock                                                                               (135)      (135)
                                  -------------------------------------------------------------------------------
Balance, June 30, 2000            750,000   $ 1,500  $ 2,100      $ 15,364   $   (588)        $ (1,979)  $ 16,397
                                  ===============================================================================

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)


                                                           Six Months Ended
                                                               June 30,
                                                       ------------------------
                                                          2000           1999
                                                            (Unaudited)
Cash flows from operating activities:
  Net Income                                              $    902    $   715
  Adjustments to reconcile net income to
  cash provided by operating activities:
    Provision for loan losses                                   90         85
    Depreciation and amortization                              102        100
    Amortization and accretion on securities                    10        100
    Loss/(gain) on sale of securities                            3        (13)
    Loss on sale of assets                                      30          7
    (Increase)/decrease in accrued interest receivable        (164)       121
    Increase in other assets                                  (194)    (1,208)
    Increase in other liabilities                              293        251
                                                          --------    -------
      Cash provided by operating activities                  1,072        158
                                                          --------    -------

Cash flows from investing activities:
  Proceeds from principal payments received
    on securities available for sale                           114        167
  Proceeds from maturities and calls of
    securities available for sale                            3,120      3,950
  Proceeds from maturities and calls of
    securities held to maturity                                  0        999
  Proceeds from sales of securities
    available for sale                                       1,496      2,050
  Purchases of securities available for sale                (7,720)    (7,655)
  Purchases of premises and equipment                         (345)       (98)
  Increase in loans                                         (8,589)      (943)
  Proceeds from sale of loans                                    0        692
                                                          --------    -------
     Cash used by investing activities                     (11,924)      (838)
                                                          --------    -------

Cash flows from financing activities:

  Cash dividends declared                                     (261)      (198)
  Acquisition of treasury stock                               (135)       (31)
  Increase in short-term borrowing                           4,278      1,340
  Decrease in long-term borrowing                           (3,181)       (35)
  Increase in time deposits                                  4,116        545
  Increase/(decrease) in other deposits                      4,986       (438)
                                                          --------    -------
Cash provided by financing activities                        9,803      1,183
                                                          --------    -------

Net (decrease) increase in cash and cash equivalents        (1,049)       503

Cash and cash equivalents at beginning of period             5,699      3,499
                                                          --------    -------

Cash and cash equivalents at end of period                $  4,650    $ 4,002
                                                          ========    =======

Cash paid during the period for:
  Interest                                                $  2,042    $ 1,963
  Income Taxes                                            $    379    $   376

Other real estate and other assets
  acquired in settlement of loans                         $    134    $   934

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

     The condensed consolidated financial statements include the accounts of Citizens Financial Corp. and its wholly-owned subsidiary Citizens National Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens' 1999 Annual Report to Shareholders and Form 10-K.

     Certain amounts in the condensed consolidated financial statements for 1999, as previously presented, have been reclassified to conform to current year classifications.

NOTE 2 - SECURITIES
         ----------

     The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2000 and December 31, 1999 are summarized as follows (in thousands):

                                                       June 30, 2000
                                   ---------------------------------------------------
                                                                             Carrying
                                                                              Value
                                                                            (Estimated
                                      Amortized   Unrealized     Unrealized    Fair
                                        Cost        Gains          Losses      Value)
--------------------------------------------------------------------------------------
Available for sale:
U.S. Treasury securities........     $       0    $       0       $      0   $      0
U.S. Government agencies
  and corporations..............        20,244            3            384     19,863
Mortgage backed securities-
  U.S. Government agencies
  and corporations..............         1,325            0             75      1,250
Corporate debt securities.......        15,495            5            375     15,125
State and political
  subdivisions..................         7,538           11             71      7,478
Federal Reserve Bank stock......           108            0              0        108
Federal Home Loan Bank stock....           624            0              0        624
                                     ---------    ---------       --------   --------
  Total securities available
    for sale....................     $  45,334    $      19       $    905   $ 44,448
                                     =========    =========       ========   ========

                                                        December 31, 1999*
                                      -----------------------------------------------------
                                                                                 Carrying
                                                                                    Value
                                                                                (Estimated
                                         Amortized   Unrealized    Unrealized       Fair
                                            Cost       Gains         Losses       Value)
                                      -----------------------------------------------------
                                                                 *
-------------------------------------------------------------------------------------------
Available for sale:
U.S. Treasury securities..........     $       501   $        1    $      0     $      502
U.S. Government agencies
  and corporations................          18,821            0         368         18,453
Mortgage-backed securities -
  U.S. Government
  agencies and corporations.......           1,441            0          63          1,378
Corporate debt securities.........          13,678            1         355         13,324
State and political subdivisions..           7,184           38          49          7,173
Federal Reserve Bank stock........             108            0           0            108
Federal Home Loan Bank stock......             624            0           0            624
                                       -----------   ----------    --------     ----------
Total securities available for
  sale............................     $    42,357   $       40    $    835     $   41,562
                                       ===========   ==========    ========     ==========

*From audited financial statements.

     The maturities, amortized cost and estimated fair values of the Bank's securities at June 30, 2000 are summarized as follows (in thousands):

                                              Available for sale
                                            ---------------------
                                           Amortized      Estimated
                                             Cost        Fair Value
                                           ---------     ----------
Due within 1 year                          $13,652       $  13,581
Due after 1 but within 5 years              30,066          29,262
Due after 5 but within 10 years                884             873
Due after 10 years                               0               0
Equity securities                              732             732
                                           -------       ---------
                                           $45,334       $  44,448
                                           =======       =========

     Mortgage backed and other securities not due at a single maturity date have been allocated in the above maturity categories based on their anticipated average lives to maturity. The Company's equity securities are required to be held for membership in the Federal Reserve and Federal Home Loan Bank.

     The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the six month periods ended June 30, 2000 and 1999 are as follows (in thousands):

                                       Proceeds From                Gross Realized
                                -------------------------------  ---------------------
                                         Calls and   Principal
                                 Sales   Maturities  Payments      Gains      Losses
                                -------  ----------  ----------  ---------- ----------
June 30, 2000:
Securities available for sale   $ 1,496  $    3,120  $     114     $   0      $    3
                                -------  ----------  ---------     -----      ------
                                $ 1,496  $    3,120  $     114     $   0      $    3
                                =======  ==========  =========     =====      ======
June 30, 1999:
Securities held to maturity     $     0  $      999  $       0     $   0      $    0
Securities available for sale     2,050       3,950        167        13           0
                                -------  ----------  ---------     -----      ------
                                $ 2,050  $    4,949  $     167     $  13      $    0
                                =======  ==========  =========     =====      ======

     At June 30, 2000 and December 31, 1999 securities carried at $19,439,000 and $17,574,000 respectively, with estimated fair values of $19,076,000 and $17,079,000 respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

     At June 30, 2000, the company has a concentration within its corporate debt securities classification which included obligations of financial services industry companies having an approximate amortized cost of $4,734,000 and an estimated fair value of $4,640,000. There were no concentrations with any one issuer.

*From audited financial statements.

NOTE 3 - LOANS
         -----

     Total loans are summarized as follows (in thousands):

                                          June 30, 2000      December 31, 1999
                                        -----------------   -------------------
                                           (Unaudited)               *

Commercial, financial and agricultural        $13,899              $14,035
Real estate - construction                      1,988                1,369
Real estate - mortgage                         65,344               61,243
Installment loans to individuals               13,492               10,147
Other                                             642                   18
                                              -------              -------
  Total loans                                  95,365               86,812
Net deferred loan origination costs               (82)                (106)
Less unearned income                              (49)                 (30)
                                              -------              -------
  Total loans net of unearned income and
    net deferred loan origination costs        95,234               86,676
Less allowance for loan losses                  1,070                1,011
                                              -------              -------
  Loans, net                                  $94,164              $85,665
                                              =======              =======

NOTE 4 - ALLOWANCE FOR LOAN LOSSES
         -------------------------

     Analyses of the allowance for loan losses are presented below (in thousands):

                                      Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                    ----------------------   -------------------
                                      2000          1999       2000       1999
Balance at beginning of period       $1,063        $1,110      $1,011    $1,109
Loans charged off:
  Commercial and industrial               0           300           0       318
  Real estate - mortgage                 33            17          34        17
  Consumer and other                     13             9          32        18
  Credit card                             0             0           0        24
                                     ------        ------      ------    ------
    Total                                46           326          66       377
                                     ------        ------      ------    ------

Recoveries:
  Commercial and industrial               4             1          22         1
  Real estate - mortgage                  0            43           1        43
  Consumer and other                      4             3          12         8
  Credit card                             0             2           0         6
                                     ------        ------      ------    ------
    Total recoveries                      8            49          35        58
                                     ------        ------      ------    ------

Net (recoveries) losses                  38           277          31       319

Provision for loan losses                45            42          90        85
                                     ------        ------      ------    ------
Balance at end of period             $1,070        $  875      $1,070    $  875
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

NOTE 6 - EARNINGS PER SHARE
         ------------------

     Earnings per share is based on the weighted average number of shares outstanding during the period. For the six month periods ended June 30, 2000 and 1999 the weighted average number of shares were 652,888 and 661,323, respectively. The weighted average number of shares outstanding during the three month periods then ended were 652,112 and 661,082, respectively. The Company did not have any dilutive securities during the periods covered by this report.

NOTE 7 - BRANCH ACQUISITION
         ------------------

     On May 27, 2000, Citizens National Bank of Elkins acquired a branch banking facility in Petersburg, West Virginia from South Branch Valley National Bank. The acquisition stems from the divestiture of the branch required by federal regulators to avoid market concentration in loans and deposits with regards to South Branch's acquisition of Potomac Valley Bank, also located in Petersburg, West Virginia. The acquisition was accounted for as a purchase.


     As a result of this acquisition Citizens National Bank assumed $1,922,000 in demand deposits, $743,000 in savings deposits and $4,825,000 in time deposits. The Bank also acquired loans totaling $6,203,000. Included in these loans were $2,542,000 in variable rate mortgage loans and $3,449,000 in consumer loans. No loans of a long-term, fixed rate nature were acquired. The fair value of the loans and deposits acquired approximated their carrying value at the date of acquisition. The Bank paid $201,000 over the fair value of the net assets acquired. This amount is reflected as goodwill and is being amortized over 15 years.

NOTE 8 - SUBSEQUENT EVENT
         ----------------

     On July 24, 2000, Citizens National Bank of Elkins filed an application with the Comptroller of the Currency for permission to establish a staffed branch office in Slaty Fork, West Virginia. Pending approval of that application, the Bank anticipates opening a general banking facility offering loan, deposit, drive-in and ATM services in late 2000.

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

EARNINGS SUMMARY
----------------

     Net income for the second quarter increased to $492,000 in 2000 from $354,000 in 1999. On a year-to-date basis net income increased to $902,000 from $715,000. These results produce a return on average assets of 1.30% and a return on average equity of 11.18% compared to 1.06% and 8.64%, respectively, in the first half of 1999. Similarly, earnings per share for the six month period increased to $1.38 from $1.08 as did dividends per share, rising to $.40 from $.30.

     Earnings for the six months ended June 30, 2000 include the effects of the Bank's acquisition of an additional branch facility in Petersburg, West Virginia on May 27, 2000. This transaction was accounted for as a purchase and accordingly the results of operating the facility are reflected in these financial statements beginning on the purchase date. Additional details concerning the Company's results of operations for the first six months of 2000, as well as for the second quarter of 2000, are addressed in the following sections of this report.

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

     Net interest income for the second quarter increased $156,000, or 10.3%, to $1,673,000. This is the result of several factors. The tax-equivalent yield on the Bank's earning asset portfolio increased to 8.15% from 7.75% due to both the repricing of loans, particularly adjustable rate mortgages, in a rising interest rate environment and management's decision to partially charge off a large commercial loan, along with its accrued interest, during the second quarter of 1999. In contrast to this 40 basis point rise in the yield on earning assets, the cost of the Bank's interest bearing liabilities increased just 9 basis points to 3.83%. As a result the Bank's tax equivalent net interest margin for the quarter increased to 5.07% from 4.76%.

     Similar results are found on a year-to-date basis where net interest income has increased 5.8%, or $179,000, and net interest margin has increased 16 basis points to 5.03% again due to improved loan yields and a comparatively low cost of funds. For the six month periods ended June 30, 2000 and 1999, respectively, the yield on average loans was 8.98% and 8.71% while the cost of interest bearing liabilities was nearly unchanged at 3.77% and 3.75%, respectively.

     Whether these results can be maintained in the future is largely dependent upon competitive pressures and management's ability to control the cost of savings, money market, and interest bearing checking accounts. At June 30, 2000 the total of these accounts approximated $49.8 million and carried a weighted average cost of 2.06%.

NONINTEREST INCOME
------------------

     Noninterest income includes all revenues which are not included in interest and fee income relating to earning assets. Over the past year the Bank has worked diligently to improve its performance in this area and has, in fact, made significant improvements.

     For the second quarter total noninterest income of $237,000 is 60.1% greater than the $148,000 recorded in the second quarter of last year. Other noninterest income is up $47,000 for the quarter to $91,000. This reflects a $13,000 increase in brokerage income to $29,000 for the quarter as well as $12,000 in revenue from the sale of collectors coins and $30,000 received when the insurance carrier used for one of the Bank's employee benefit plans converted from a mutual company to a stock company. Service fees also increased significantly from $67,000 to $106,000 due to a $36,000 increase in overdraft fees which are now assessed on a per item rather than daily basis. The remaining categories of noninterest income, trust and insurance commissions, showed less significant changes.

     For the full six month period noninterest income of $423,000 is up $149,000, or 54.4%, from last year. Again other noninterest income improved greatly, from $82,000 to $145,000 due to brokerage services, promotional coin sales and the insurance carriers' demutualization. For the six months total brokerage revenue of $43,000 is an improvement of $22,000 while the coin sales totaled $27,000. Service fees have increased $66,000 to $189,000. Nearly all of this is due to a $63,000 increase in overdraft fees. Trust income also benefitted from a change in the fees charged for services from $58,000 to $79,000.

NONINTEREST EXPENSE
-------------------

     Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. During the second quarter total noninterest expense increased $57,000, or 5.2%, to $1,163,000.

This increase is the result of incurring various expenses related to the acquisition of the Petersburg branch.

     The remaining categories of noninterest expense showed less significant variances for the quarter. The most significant, an $18,000 drop in data processing expense, stems from the sale of the Bank's credit card portfolio in 1999.

     In addition to those items impacting quarterly noninterest expense, the year-to-date data reflects several additional items. The $107,000 increase in other noninterest expense includes a loss of approximately $20,000 as a result of improperly closing a savings account, a $51,000 increase in costs related to holding and selling foreclosed property, and the $23,000 cost of the collectors coins. Management believes some recovery of the savings account loss may be possible but cannot project what that amount, if any, may be at this time.

     Of the remaining expense items, only personnel and net occupancy increased, $12,000 and $8,000, respectively, reflecting normal increases and the Petersburg branch addition. Personnel expense has also been helped by the deferral of certain costs under FASB 91.

INCOME TAXES
------------

     The Company's provisions for income taxes during the second quarters of 2000 and 1999 were $210,000 and $163,000, respectively. Included in these figures are both federal and state income taxes. For the year-to-date period total income tax expense was $389,000 in 2000 and $329,000 in 1999. These figures represent effective tax rates of 30.1% and 31.5% in 2000 and 1999, respectively. The Company was not subject to the federal alternative minimum tax during any of the periods covered by this report.

FINANCIAL CONDITION
-------------------

     Total assets of $148,204,000 at June 30, 2000 were $10,907,000 in excess of their year end 1999 total of $137,297,000. Included in the Company's balance sheet at the reporting date are approximately $5,946,000 of loans and $7,417,000 of deposits related to its newly acquired Petersburg branch. Average assets for the first half of 2000 were $139,615,000. A detailed discussion of the Bank's financial condition follows.

LOAN PORTFOLIO
--------------

     Loan demand during the first half of 2000 has been steady despite rising interest rates. Still, the loan portfolio has not changed significantly during that time. Total loans at the reporting date of $95,364,000 are $8,552,000, or 9.9%, more than at year-end 1999. This includes $5,946,000 of loans at the Company's new branch; absent this the increase would have been $2,606,000, or 3.0%.

     As has been the case historically, the Company's mortgage portfolio is its largest totaling $65,344,000, or 68.5% of total loans at June 30, 2000. This is a $4,101,000 increase from year-end 1999, of which $2,492,000 is from the Petersburg branch facility. Demand for residential mortgages, which now total $46,652,000, has been good, as the Bank's rates for new loans have not changed as much as interest rates in general. Most such loans, however, are adjustable rate mortgages. Because of this the portfolio yield has increased as discussed earlier.

     A significant part of the Company's mortgage portfolio consists of commercial mortgages. These loans now total $18,429,000, up $596,000 since year-end 1999. Other forms of commercial lending have decreased $136,000 since year-end to $13,899,000. Despite this management continues to believe that commercial activity within its market area will increase in the future as improvements to the local infrastructure are made. Consumer lending, which has decreased steadily over the past several years, leveled off during the first half of the year. Total consumer loans at June 30, 2000 of $13,492,000 are $3,345,000 more than at year-end 1999 with the new Petersburg facility contributing $3,256,000. With most consumer lending being for the purchase of automobiles and the various financing alternatives available to auto buyers the Bank does not foresee significant growth in this portfolio.

     The Bank is also a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At June 30, 2000 commitments to extend credit, including unused lines of credit, totaled $15,322,000 while letters of credit totaled $311,000.

     Company policy requires those loans which are past due 90 days or more be placed on nonaccrual status unless they are both well secured and in the process of collection. The following table provides a summary of past due and nonperforming assets.

              Summary of Past Due Loans and Nonperforming Assets
              --------------------------------------------------
                                (in thousands)

                                              June 30           December 31
                                       ---------------------   -------------
                                        2000           1999         1999
                                            (Unaudited)              *
Loans past due 90 or more days
  still accruing interest               $  8           $ 22         $ 51
                                        ====           ====         ====

Nonperforming assets:
  Nonaccruing loans                     $111           $ 84         $ 57
  Other Real Estate Owned                321            121           -
                                        ----           ----         ----
                                        $432           $205         $ 57
                                        ====           ====         ====

* From the Company's Form 10-K filing dated December 31, 1999

     Loans past due 90 or more days which are still accruing interest and nonaccruing loans total $119,000, or .12% of gross loans. Other real estate owned includes $284,000 in properties which have been sold and which have been financed by the Bank. Known as covered transactions, these loans will be removed from the other real estate owned classification when the borrowers achieve an equity position of 10%.

     Although the Federal Reserve is attempting to slow our economy and several large banks have experienced recent credit problems, especially with credit card portfolios which the Company does not maintain, management is not aware of any trends or uncertainties which would cause a significant reduction in the credit quality of the loan portfolio.

     Management continually evaluates loan quality and reviews the adequacy of the allowance for loan losses quarterly. During the first half of 2000 the allowance for loan losses increased to $1,070,000 from $1,011,000. Net charge-offs during the period totaled $31,000 while provisions for loans losses were $90,000. As a percentage of gross loans the allowance is 1.12%. Such gross loans include $5,946,000 acquired with the Petersburg facility. Prior to acquisition all such loans with balances of $5,000 or more were reviewed for, among other things, credit quality. At June 30, 2000 none of these newly acquired loans was past due 90 days and none were in the nonaccrual status. The Company has also brought legal proceedings against several borrowers whose loans were charged-off in 1999. The outcome of such proceedings, and therefore the amount of recovery, if any, cannot be determined at this time.

SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD
-------------------------------------------

     Throughout the first half of 2000 the Bank's security portfolio consisted solely of available for sale securities. Neither held to maturity or trading portfolios are expected to be established at any time in the foreseeable future.

     By using the available for sale portfolio management believes it achieves the flexibility necessary to properly manage its balance sheet structure and address asset/liability issues. Because the portfolio is largely composed of fixed rate debt instruments its value may decrease during periods of rising interest rates, such as were observed over the past year. Such reductions in value result in unrealized losses which have no impact on income. At June 30, 2000, the Company's unrealized loss totaled $886,000, or 1.9% of the portfolio's amortized cost. While additional interest rate increases could further reduce the value of the portfolio such changes are limited by the short nature of the portfolio, which has a weighted average life of 2.3 years. Rising interest rates also allow the Bank to invest in higher yielding instruments which increases income.

     The composition of the portfolio has remained much as it was at year-end 1999. However, the portfolio no longer contains any U.S. Treasury securities. Management has elected to replace maturing Treasury issues with U.S. government agency securities which have superior yields. The credit strength of agency issues has historically been considered similar to that of treasury securities. Management is aware of the current debate on this topic and will monitor the situation and adjust the portfolio holdings if necessary. As of June 30, 2000, U.S. Agency securities had a value of $19,863,000, which is 44.7% of the total portfolio. Also included in the portfolio are $15,125,000 of investment grade corporate debt obligations which represents 34.0% of the total portfolio. These securities have traditionally been held for their yield and have been favored over other alternatives, such as mortgage backed securities due to their known cash flow pattern. The liquidity typically associated with mortgage backed securities is generated by utilizing a laddered maturity approach to the portfolio which provides for a continuing cash flow from maturities. The Bank does currently hold $1,250,000 of mortgage backed securities issued by government sponsored agencies. The remainder of the portfolio consists primarily of municipal obligations.

     This laddered maturity approach generally allows the Bank to minimize its involvement in the overnight funds market. Nonetheless, at any given time the execution of specific investing or funding strategies, or normal fluctuations in deposit or loan balances, may require the Bank to sell, or buy, funds on an overnight basis.

     At June 30, 2000 the Bank had overnight borrowings of $1,385,000 while no overnight funds were sold. On a year-to-date basis average overnight borrowings are $371,000 while the sale of overnight funds has averaged $681,000.

DEPOSITS AND OTHER FUNDING SOURCES
----------------------------------

     Total deposit growth during the first half of 2000 of $9,102,000 includes $7,417,000 from the Petersburg branch acquisition. Absent the Petersburg transaction deposit growth would have been $1,685,000, which compares to $2,606,000 in loan growth without the Petersburg acquisition. Competition for deposits continues to be very strong with banks, nonbanks and new delivery channels such as the internet all making it difficult for smaller community banks like Citizens to gather significant deposits.

     Noninterest bearing deposits, which were $15,234,000 at June 30, including $908,000 from the new facility, were $12,945,000 at year-end. The average balance for the six month period was $14,518,000. This same growth was not evident in the interest bearing categories where the June 30 balance of $104,100,000 is $6,813,000 more than at December 31, 1999 with $6,509,000 being attributed to the new Petersburg facility.

     At $43.8 million, the Banks certificate of deposit portfolio continues to be its largest source of funds. In order to maintain this portfolio the Bank has offered several premium rate certificates throughout most of 2000. These certificates, which carry terms of 13 and 25 months, have June 30, 2000 balances of $1.3 million and $2.0 million, respectively. Because of these specials the total certificate of deposit portfolio, excluding Petersburg, decreased less than 1% during the first six months of 2000.

     A number of large corporate customers maintain savings sweep accounts with the Bank. The balance in these accounts is largely a function of the customers cash flow and is subject to being cyclical in nature. At June 30, 2000 the total value of these accounts was $8.8 million, well over the six month average of $6.4 million.

     As mentioned earlier the key to controlling the Company's cost of funds lies in controlling the rates paid for savings, money market and interest bearing checking accounts. Management has been reluctant to increase the rates paid for those deposits as it believes doing so would be met with similar increases by competitors and little would be gained in the form of new deposits. Not raising rates, however, could result in the loss of some existing deposits. Savings accounts, excluding sweep accounts and the Petersburg acquisition, decreased $569,000 during the first six months of the year, or 2.7%. Interest bearing checking accounts decreased by 1.2% or $163,000. Money market accounts, meanwhile, fell by $1,032,000 which is 16% of the year-end 1999 balance. That year-end balance, however, was unusually high. Using more typical levels, the decrease was approximately $620,000 or $10.6%. Management continues to monitor these situations, their impact on liquidity and the ability to satisfy loan demand.

     In addition to deposits the Bank generates funding by the use of borrowings. Long-term borrowings at the report date consist of debt from the Federal Home Loan Bank of Pittsburgh which was used to fund certain loans. No changes in this debt have occurred since December 31, 1999. However, one repurchase agreement with a maturity date of June 30, 2001 which was classified as long-term debt at year-end has now been reclassified to short-term debt. All such short-term debt is in the form of repurchase agreements with local customers.

CAPITAL RESOURCES
-----------------

     The Company continues to maintain a very strong capital base. At $16,397,000 total capital was 11.1% of assets at June 30, 2000. This total was $443,000 higher than at December 31, 1999. Changes to the capital accounts are detailed in the Statements of Changes in Shareholders' Equity presented earlier in the report.

     The Federal Reserve's risk-based capital guidelines provide for the relative weighting of both on-balance-sheet and off-balance sheet items based on their degree of risk. The Company continues to exceed all regulatory capital requirements as shown in the table below:

                         Minimum Capital Standard Ratios
---------------------------------------------------------------------------------
                                            Citizens             Regulatory
                                          Financial Corp.       Requirements
---------------------------------------------------------------------------------
Total capital to risk weighted assets         17.61%               8.0%
Tier I capital to risk weighted assets        16.56%               4.0%
Tier I capital to adjusted total assets       11.81%               3.0%

LIQUIDITY AND INTEREST RATE SENSITIVITY
---------------------------------------

     The objective of the Company's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. Like many banks, Citizens' liquidity has been reduced in recent months due to strong loan demand and the high degree of competition for deposits. Citizens liquidity is further restrained by the need to pledge a significant amount of its security portfolio to secure the deposits of local governmental units and for repurchase agreements. Still management expects to be able to meet all normal operating cash needs over the next twelve months.

     In the event internal funding should become inadequate the Bank has the ability to borrow through several correspondent banks and may also change certain operating procedures, including the pricing of deposits, to generate additional funding. Details on both the sources and uses of cash during the first half of 2000 are presented in the Statements of Cash Flows contained elsewhere in this report.

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

     One common interest rate risk measure is the gap, or difference between rate sensitive assets and rate sensitive liabilities. As of June 30, 2000, the Company's cumulative one year gap to total assets ratio was a negative 10.02%. This indicates more liabilities may reprice over the next year than assets. In a rising interest rate environment this could cause net interest income to fall. However, because of certain assumptions in gap theory the Bank also performs a number of other tests to control its interest rate risk. In such tests, changes in net interest income are forecast under various interest rate scenarios. Instantaneous shifts in interest rates of up to 200 basis points are regularly tested. These tests indicate that the impact of changing interest rates on net interest income is within the limits set by management.

     Key aspects of the Company's asset/liability management program as well as the impact of recent interest rate increases have been discussed elsewhere in this report.

IMPACT ON INFLATION
-------------------

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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:
         -----------------

         As of June 30, 2000 Citizens Financial Corp. was not involved in any material legal proceedings. The Bank is currently involved in various legal proceedings which occur in the normal course of business. After consultation with legal counsel, management believes that all such litigation will be resolved without materially effecting the financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against the Company or the Bank.

Item 2.  Changes in Securities:    None.
         ---------------------

Item 3.  Defaults upon Senior Securities:    None.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders:
         ---------------------------------------------------

         The annual meeting of shareholders of Citizens Financial Corp. was held on April 15, 2000. The shareholders determined that the maximum number of directors would be fixed at nine and that directors Alday and Kump will serve three year terms ending in April, 2003. Each of these directors were unopposed.

Item 5.  Other Information:     None.
         -----------------

Item 6.  Exhibits and Reports on Form 8-K:
         --------------------------------

         (a)  Exhibits:  22 Notice of Annual Meeting of Stockholders, page 23

         (b)  Reports on Form 8-K:  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CITIZENS FINANCIAL CORP.



Date:      8/9/00                           /s/ Robert J. Schoonover
      ----------------------                -----------------------------------
                                            Robert J. Schoonover
                                            President
                                            Chief Executive Officer

Date:      8/9/00                           /s/ Thomas K. Derbyshire
      ----------------------                -----------------------------------
                                            Thomas K. Derbyshire
                                            Treasurer
                                            Principal Financial Officer