Form 10-Q
period 2000-09-30
CITIZENS FINANCIAL CORP/DE/
filed 2000-11-07
CIK 764156

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

Commission file number 2-96144
                       -------

                           CITIZENS FINANCIAL CORP.
                           ------------------------
            (Exact name of registrant as specified in its charter)


                 Delaware                          55-0666598
                 --------------------------------------------
            (State or other jurisdiction of        (I.R.S. Employer
             incorporation or organization)       Identification No.)

            213 Third Street, Elkins, West Virginia           26241
            -------------------------------------------------------
            (Address of principal executive offices)        (Zip Code)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                    Outstanding at
             Class                                September 30, 2000
             -----                                ------------------

  Common Stock ($2.00 par value)                        650,612

                        This report contains 24 pages.

                                   FORM 10-Q
                           CITIZENS FINANCIAL CORP.
                       Quarter Ended September 30, 2000


                                     INDEX

                                                                Page No.
                                                                --------
Part I.  Financial Information

         Condensed Consolidated Balance Sheets
          September 30, 2000 and December 31, 1999................  3

         Condensed Consolidated Statements of Income
          Three Months Ended
          September 30, 2000 and September 30, 1999
          and Nine Months Ended
          September 30, 2000 and September 30, 1999...............  4

         Statements of Comprehensive Income
          Three Months Ended
          September 30, 2000 and September 30, 1999
          and Nine Months Ended
          September 30, 2000 and September 30, 1999...............  5

         Condensed Consolidated Statements of
          Changes in Shareholders' Equity
          Nine Months Ended
          September 30, 2000 and September 30, 1999...............  6

         Condensed Consolidated Statements of
          Cash Flows
          Nine Months Ended
          September 30, 2000 and September 30, 1999...............  7

         Notes to Condensed Consolidated
          Financial Statements....................................  8 - 12

         Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations........................................... 13 - 19

Part II. Other Information and Index to Exhibits.................. 20

         Signatures............................................... 21

                        PART I - FINANCIAL INFORMATION
                           CITIZENS FINANCIAL CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)

                                                       September 30,  December 31,
                                                           2000           1999
                                                       ------------    -----------
                                                        (Unaudited)         *
ASSETS
------

Cash and due from banks                                  $  3,986       $  5,699
Federal funds sold                                          2,450              -
Securities available for sale (Note 2)                     43,044         41,562
Loans, less allowance for loan losses of
  $1,139 and $1,011, respectively (Notes 3 and 4)          95,386         85,665
Premises and equipment                                      1,736          1,391
Accrued interest receivable                                 1,212          1,035
Other assets                                                2,566          1,945
                                                         --------       --------
    Total Assets                                         $150,380       $137,297
                                                         ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
  Noninterest bearing                                    $ 16,136      $  12,945
  Interest bearing                                        104,860         97,287
                                                         --------       --------
    Total Deposits                                        120,996        110,232
Short-term borrowings                                      10,371          6,029
Long-term borrowings                                          887          4,087
Other liabilities                                           1,144            995
                                                         --------       --------
    Total liabilities                                     133,398        121,343
                                                         --------       --------

Commitments and contingencies (Note 5)

SHAREHOLDERS' EQUITY
--------------------

Common Stock, $2.00 par value, authorized
  2,250,000 shares issued 750,000 shares                    1,500          1,500
Additional paid in capital                                  2,100          2,100
Retained earnings                                          15,720         14,723
Accumulated other comprehensive income                       (314)          (525)
Treasury stock at cost, 99,388 and 94,168
  shares, respectively                                     (2,024)        (1,844)
                                                         --------       --------
  Total shareholders' equity                               16,982         15,954
                                                         --------       --------
    Total Liabilities and Shareholders' Equity           $150,380      $ 137,297
                                                         ========       ========

*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands of dollars, except per share data)

                                                Three Months                   Nine Months
                                             Ended September 30,           Ended September 30,
                                             -------------------           -------------------
                                             2000           1999           2000           1999
                                                 (Unaudited)                   (Unaudited)
INTEREST INCOME
---------------

Interest and fees on loans               $  2,188       $  1,877       $  6,143       $  5,612
Interest and dividends on
 securities:
    Taxable                                   577            513          1,704          1,587
    Tax-exempt                                 85             87            261            278
Interest on federal funds sold                 30             36             50             58
                                           ------         ------         ------        -------
    Total interest income                   2,880          2,513          8,158          7,535
                                           ------         ------         ------        -------

INTEREST EXPENSE
----------------

Interest on deposits                        1,018            911          2,791          2,720
Interest on short-term borrowings             136             66            368            183
Interest on long-term borrowings               12             14             38             42
                                           ------         ------         ------        -------
  Total interest expense                    1,166            991          3,197          2,945
                                           ------         ------         ------        -------
  Net interest income                       1,714          1,522          4,961          4,590
Provision for loan losses                      83            554            173            639
                                           ------         ------         ------        -------
  Net interest income after
    provision for loan losses               1,631            968          4,788          3,951
                                           ------         ------         ------        -------

NONINTEREST INCOME
------------------

Trust department income                        63             28            142             86
Service fees                                  115            104            304            227
Insurance commissions                           3              6             13             17
Securities (losses)/gains, net                 (4)             3             (7)            16
Other                                          54             29            202             98
                                           ------         ------         ------        -------
  Total noninterest income                    231            170            654            444
                                           ------         ------         ------        -------

NONINTEREST EXPENSE
-------------------

Salaries and employee benefits                570            617          1,752          1,787
Net occupancy expense                          54             51            147            136
Equipment rentals, depreciation
  and maintenance                              79             85            232            242
Data processing                                83             78            259            289
Advertising                                    21             24             51             66
Other                                         314            290            969            838
                                           ------         ------         ------        -------
    Total noninterest expense               1,121          1,145          3,410          3,358
                                           ------         ------         ------        -------

Income/(loss) before income taxes             741             (7)         2,032          1,037
Income tax expense                            254              5            643            334
                                           ------         ------         ------        -------
Net income/(loss)                        $    487       $    (12)      $  1,389       $    703
                                           ======         ======         ======        =======
Basic earnings/(loss) per common
share (Note 6)                           $    .75       $   (.02)      $   2.13       $   1.07
                                          =======        =======        =======        =======

Weighted average shares outstanding       651,574        657,239        652,459        659,947
Dividends per common share               $    .20       $    .15       $    .60       $    .45
                                          =======        =======        =======        =======

   The accompanying notes are an integral part of these financial statements.

                                       4
=

                           CITIZENS FINANCIAL CORP.
                      STATEMENTS OF COMPREHENSIVE INCOME
                           (In thousands of dollars)


                                                 Three Months Ended           Nine Months Ended
                                                    September 30                September 30
                                               ---------------------       ---------------------
                                               2000           1999         2000            1999
                                                   (Unaudited)                 (Unaudited)
Net income/(loss)                              $ 487          $ (12)       $1,389        $  703
Other comprehensive income:
  Gross unrealized gains/(losses)
    arising during period                        412           (106)          313          (891)
  Adjustment for income tax
    (expense)/benefit                           (140)            36          (107)          303
Less:  Reclassification adjustment
  for (gains)/losses included in
  net income                                       4             (3)            7           (16)
Adjustment for income tax
  expense/(benefit)                               (2)             1            (2)            5
Other comprehensive income/(loss),
                                              ------          -----        ------        ------
 net of tax                                      274            (72)          211          (599)
                                              ------          -----        ------        ------
Comprehensive income/(loss)                   $  761          $ (84)       $1,600        $  104
                                              ======          =====        ======        ======

  The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           (In thousands of dollars)


                 Nine Months Ended September 30, 2000 and 1999
                 ---------------------------------------------
                                  (Unaudited)

                                                                          Accumulated                  Total
                                                 Additional                   Other                    Share-
                                 Common Stock     Paid In    Retained    Comprehensive    Treasury     holders'
                               Shares    Amount   Capital    Earnings        Income        Stock       Equity
                               ---------------------------------------------------------------------------------
Balance, January 1, 1999       750,000  $1,500    $2,100     $14,345        $ 287         $(1,583)     $16,649
Net income                                                       703                                       703
Net change in unrealized
  gain/loss on securities                                                    (595)                        (595)
Purchase of 5,735 shares
  of treasury stock                                                                          (260)        (260)
Cash dividends declared
  ($.45 per share)                                              (297)                                     (297)
                               ---------------------------------------------------------------------------------
Balance September 30, 1999     750,000  $1,500    $2,100     $14,751        $(308)        $(1,843)     $16,200
                               =======  ======    ======     =======        =====         =======      =======


Balance, January 1, 2000       750,000  $1,500    $2,100     $14,723        $(525)        $(1,844)     $15,954
Net income                                                     1,389                                     1,389
Net change in unrealized
  gain/loss on securities                                                     211                          211
Purchase of 5,220 shares
  of treasury stock                                                                          (180)        (180)
Cash dividends declared
  ($.60 per share)                                             ( 392)                                     (392)
                               ---------------------------------------------------------------------------------
Balance September 30, 2000     750,000  $1,500    $2,100     $15,720        $(314)        $(2,024)     $16,982
                               =======  ======    ======     =======        =====         =======      =======

  The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                                           Nine Months Ended
                                                             September 30,
                                                          -------------------
                                                              2000      1999
                                                          (Unaudited)
Cash flows from operating activities:
  Net Income                                              $  1,389   $   703
    Adjustments to reconcile net income to
      cash provided by operating activities:
    Provision for loan losses                                  173       639
    Depreciation and amortization                              159       149
    Amortization and accretion on securities                     0       132
    Loss/(Gain) on sales and calls of securities                 7       (16)
    (Increase)/Decrease in accrued interest receivable        (177)      212
    Decrease/(increase) in other assets                        139      (658)
    Increase in other liabilities                               36       258
                                                          --------   -------
      Cash provided by operating activities                  1,726     1,419
                                                          --------   -------

Cash flows from investing activities:
  Proceeds from principal payments received
   on securities available for sale                            197       296
  Proceeds from maturities and calls of
   securities available for sale                             4,840     6,970
  Proceeds from maturities and calls of
   securities held to maturity                                   0     1,189
  Purchases of securities available for sale                (9,694)   (9,101)
  Proceeds from sale of securities available for sale        3,492     3,542
  Purchases of premises and equipment                         (500)     (131)
  Increase in loans                                        (10,658)   (1,436)
  Proceeds from sale of loans                                    0       692
                                                          --------   -------
    Cash (used)/provided by investing activities           (12,323)    2,021
                                                          --------   -------

Cash flows from financing activities:
  Cash dividends paid                                         (392)     (297)
  Acquisition of treasury stock                               (180)     (260)
  Increase in short-term borrowing                           4,342     2,373
  Decrease in long-term borrowing                           (3,200)      (52)
  Increase/(Decrease) in time deposits                       4,634      (879)
  Increase in other deposits                                 6,130       319
                                                          --------   -------
    Cash provided by financing activities                   11,334     1,204
                                                          --------   -------

Net increase in cash and cash equivalents                      737     4,644

Cash and cash equivalents at beginning of period             5,699     3,499
                                                          --------   -------

Cash and cash equivalents at end of period                $  6,436   $ 8,143
                                                          ========   =======

Supplemental disclosure of cash flow information
Cash paid during the period for:
  Interest                                                $  3,175   $ 2,973
  Income Taxes                                                 649       408
Supplemental Schedule of noncash investing and
 financing activities
Acquisition of other real estate owned and
  other repossessed assets                                $    764   $ 1,091

The accompanying notes are an integral part of these financial statements.

                    CITIZENS FINANCIAL CORP. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  BASIS OF PRESENTATION
          ---------------------

     The accounting and reporting policies of Citizens Financial Corp. and Subsidiaries ("Citizens" or "the Company") conform to generally accepted accounting principles and to general policies within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     The consolidated statements include the accounts of Citizens Financial Corp. and its wholly-owned subsidiaries Citizens National Bank (the "Bank") and Citizens Financial Services, LLC. All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens' 1999 Annual Report to Shareholders and Form 10-K.

     Certain amounts in the condensed consolidated financial statements for 1999 as previously presented, have been reclassified to conform to current year classifications.

NOTE 2 - SECURITIES
         ----------

     The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 2000 and December 31, 1999 are summarized as follows (in thousands):

                                           September 30, 2000
                            ----------------------------------------------------


                                                                    Carrying
                                                                      Value
                                                                    (Estimated
                                  Amortized  Unrealized  Unrealized    Fair
                                    Cost       Gains       Losses     Value)
------------------------------------------------------------------------------
Available for sale:
U.S. Treasury securities........    $     0     $     0     $    0    $     0
U.S. Government agencies
  and corporations..............     20,223          29        230     20,022
Mortgage backed securities-
  U.S. Government agencies
  and corporations..............      1,243           0         47      1,196
Corporate debt securities.......     14,493          48        259     14,282
State and political
  subdivisions..................      6,824          23         35      6,812
Federal Reserve Bank stock......        108           0          0        108
Federal Home Loan Bank stock....        624           0          0        624
                                    -------     -------     ------    -------
  Total securities available
    for sale....................    $43,515     $   100     $  571    $43,044
                                    =======     =======     ======    =======




                                             December 31, 1999*
                            ----------------------------------------------------


                                                                       Carrying
                                                                        Value
                                                                      (Estimated
                                      Amortized Unrealized Unrealized    Fair
                                        Cost      Gains      Losses     Value)
--------------------------------------------------------------------------------
Available for sale:
U.S. Treasury securities............  $   501    $     1    $     0   $   502
U.S. Government agencies
  and corporations..................   18,821          0        368    18,453
Mortgage-backed securities -
  U.S. Government
  agencies and corporations.........    1,441          0         63     1,378
Corporate debt securities...........   13,678          1        355    13,324
State and political subdivisions....    7,184         38         49     7,173
Federal Reserve Bank stock..........      108          0          0       108
Federal Home Loan Bank stock........      624          0          0       624
                                      -------    -------    -------   -------
Total securities available for
  sale..............................  $42,357    $    40    $   835   $41,562
                                      =======    =======    =======   =======

*From audited financial statements.

     The maturities, amortized cost and estimated fair values of the Bank's securities at September 30, 2000 are summarized as follows (in thousands):

                                           Available for sale
                                           ------------------
                                       Amortized       Estimated
                                          Cost         Fair Value
                                   ---------------   ------------

Due within 1 year                       $12,871          $12,813
Due after 1 but within 5 years           28,825           28,411
Due after 5 but within 10 years           1,087            1,088
Due after 10 years                            -                -
Equity securities                           732              732
                                        -------          -------
                                        $43,515          $43,044
                                        =======          =======

     Mortgage backed and other securities not due at a single maturity date have been allocated in the above maturity categories based on their anticipated average lives to maturity. The Company's equity securities are required to be held for membership in the Federal Reserve and Federal Home Loan Bank.

     The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the nine month periods ended September 30, 2000 and 1999 are as follows (in thousands):

                                                 Proceeds From          Gross Realized
                                     --------------------------------  -----------------
                                               Calls and    Principal
                                     Sales     Maturities   Payments   Gains      Losses
                                     --------------------------------  -----------------
September 30, 2000:
Securities available for sale        $ 3,492    $ 4,840     $   197    $    0     $    7
                                     -------    -------     -------    ------     ------
                                     $ 3,492    $ 4,840     $   197    $    0     $    7
                                     =======    =======     =======    ======     ======

September 30, 1999:
Securities held to maturity          $     0    $ 1,189     $     0    $    0     $    0
Securities available for sale          3,542      6,970         296        16          0
                                     -------    -------    --------    ------    -------
                                     $ 3,542    $ 8,159    $    296    $   16    $     0
                                     =======    =======    ========    ======    =======

     At September 30, 2000 and December 31, 1999 securities carried at
$18,217,000 and $17,574,000,  respectively,  with   estimated   fair  values of
$18,043,000 and $17,079,000 respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

     At September 30, 2000, the company has a concentration within its corporate debt securities classification which include obligations of financial services industry companies having an approximate amortized cost of $3,732,000 and an estimated fair value of $3,678,000. There were no concentrations with any one issuer.

NOTE 3 - LOANS
         -----

     Total loans are summarized as follows (in thousands):

                                              September 30, 2000   December 31, 1999
                                              -------------------  ------------------
                                                  (Unaudited)              *
Commercial, financial and agricultural               $13,647             $14,035
Real estate - construction                             1,654               1,369
Real estate - mortgage                                66,838              61,243
Installment loans to individuals                      13,933              10,147
Other                                                    553                  18
                                                     -------             -------
  Total loans                                         96,625              86,812
Net deferred loan origination (fees) costs               (59)               (106)
Less unearned income                                     (41)                (30)
                                                     -------             -------
  Total loans net of unearned income and
    net deferred loan origination
    (fees) costs                                      96,525              86,676
Less allowance for loan losses                        (1,139)             (1,011)
                                                     -------             -------
  Loans, net                                         $95,386             $85,665
                                                     =======             =======

NOTE 4 - ALLOWANCE FOR LOAN LOSSES
         -------------------------

Analyses of the allowance for loan losses are presented below (in thousands):

                                  Three Months Ended   Nine Months Ended
                                     September 30        September 30
                                  2000          1999   2000         1999
                                  ------------------   -----------------
                                      (Unaudited)         (Unaudited)
Balance at beginning of period      $1,070   $ 875      $1,011   $1,109

Loans charged off:
  Commercial and industrial              0     442           0      760
  Real estate - mortgage                 3       1          37       18
  Consumer and other                    19      40          51       58
  Credit card                            0       0           0       24
                                    ------   -----      ------   ------
    Total charge-offs                   22     483          88      860
                                    ------   -----      ------   ------
Recoveries:
  Commercial and industrial              1       6          23        7
  Real estate - mortgage                 1       0           2       43
  Consumer and other                     6       4          18       12
  Credit card                            0       1           0        7
                                    ------   -----      ------   ------
    Total recoveries                     8      11          43       69
                                    ------   -----      ------   ------
Net losses                              14     472          45      791
Provision for loan losses               83     554         173      639
                                    ------   -----      ------   ------
Balance at end of period            $1,139   $ 957      $1,139   $  957
                                    ======   =====      ======   ======

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

NOTE 6 - EARNINGS PER SHARE
         ------------------

     Earnings per share is based on the weighted average number of shares outstanding during the period. For the nine month periods ended September 30, 2000 and 1999 the weighted average number of shares outstanding were 652,459 and 659,947, respectively, while 651,574 shares were outstanding during the three month period ended September 30, 2000 and 657,239 were outstanding for the three months ended September 30, 1999.

NOTE 7 - ADDITIONAL BRANCH FACILITY
         --------------------------

     On September 5, 2000, Citizens National Bank of Elkins, a wholly-owned subsidiary of the registrant, received permission from the Office of the Comptroller for the Company to establish a branch facility in Slatyfork, West Virginia. The branch will offer a full line of loan and deposit services, an ATM, two drive-in lanes and safe deposit boxes. The total cost of the facility, including land, construction costs and banking equipment, is expected to approximate $794,000. The facility is expected to be open for business in November 2000.

NOTE 8 - INSURANCE OPERATIONS
         --------------------

     During the third quarter of 2000 Citizens Financial Corp. formed a subsidiary known as Citizens Financial Services, LLC for the purpose of investing in ProServ, LLC, an insurance agency operating in the State of West Virginia selling property and casualty insurance. Along with other investors, Citizens Financial Services will share in the profits of ProServ. As of September 30, 2000, Citizens Financial Services has neither earned any income nor incurred any expenses.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis presents the significant changes in financial condition and the results of operations of Citizens Financial Corp. and Subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 1999 Annual Report to Shareholders and Form 10-K. Since the primary business activities of Citizens Financial Corp. are conducted through the Bank, this discussion focuses primarily on the financial condition and operations of the Bank. This discussion may contain forward looking statements based upon management's current expectations. Such forward looking information may involve uncertainties including those associated with interest rates and general economic environments, regulations, competitive changes, and other risks. When provided, forward looking information is intended to assist readers in understanding anticipated future operations and are included pursuant to applicable safe harbor provisions; actual results may differ. Amounts and percentages used in this discussion have been rounded.

EARNINGS SUMMARY
----------------

     Net income for the Company was $487,000 for the three months ended September 30, 2000 as compared to a net loss of $12,000 for the comparable period in 1999. For the nine months ended September 30, 2000 and 1999, net income was $1,389,000 and $703,000, respectively. The year to date earnings resulted in an annualized return on average assets of 1.31% and 0.68%, for 2000 and 1999, respectively. The annualized return on average equity for the nine months ended September 30, 2000 and 1999, were 11.37% and 5.62%, respectively. Earnings per share increased to $2.13 from $1.07 for the nine months ended September 30, 2000 and 1999, respectively.

     The improved results for the nine months ended September 30, 2000 are primarily due to two factors. First, the Company incurred unusually high charge offs during the first nine months of 1999. Additionally, the Company acquired an additional branch facility in Petersburg, WV on May 27, 2000. This acquisition has been accounted for as a purchase and earnings from the branch have been included prospectively in the Company's results from the date of purchase.

     Additional details concerning the Company's results of operation for the third quarter of 2000 and for the nine months ended September 30, 2000, are addressed in the following sections.

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

  Net interest income for the quarter increased $192,000 to $1,714,000 for several reasons. Interest income increased $367,000 as the loan portfolio and the taxable security portfolio benefited from both higher yields and increases in volume. The increases in yield totaled 52 basis points and 64 basis points, respectively, while average volumes rose by approximately $9.3 million in the case of loans and $2.8 million in taxable securities. The majority of the increase in loan volume is due to the acquisition of the Petersburg, West Virginia branch in May of the current year. As a result of these changes the Company's yield on earning assets for the quarter increased 46 basis points from 7.76% to 8.22%.

     Interest expense also increased during the quarter but by only $175,000. Higher volumes of interest bearing liabilities, partly due to the Petersburg acquisition and partly due to an increase in short-term repurchase agreements, are primarily responsible for the increase in expense. Higher rates on time deposits, repurchase agreements, and sweep accounts utilized by some commercial customers were also experienced causing the Company's cost of interest bearing liabilities to increase 37 basis points to 4.05%. Even at this level the Company's cost of funds is well below most other banks and remains a key financial strength. As a result the Company's net interest margin for the third quarter of 4.95% is also well above most others; it is also 20 basis points higher than in the same quarter of 1999.

     Similar results are found on a year-to-date basis with net interest income improving $371,000, or 8.1%, to $4,961,000. Higher loan and investment volumes, coupled with improved yields, caused interest income to increase $623,000 and the yield on earning assets to improve 28 basis points to 8.11%. Meanwhile the Company's cost of interest bearing liabilities increased just 13 basis points to 3.86%. For the full nine month period the Company's tax-equivalent net interest margin of 4.99% represents a 16 basis point improvement over the same period of 1999.

     Whether the Company can maintain this favorable net interest margin in the future may depend upon several factors including the ability to increase the funding base at comparable rates. Competitive pressures, expansion into new markets, and the anticipation of future loan levels may make this difficult. Pricing considerations involving savings, money market and interest bearing checking accounts will also play a major role in determining the Company's net interest margin.

NONINTEREST INCOME
------------------

     Noninterest income includes all revenues which are not included in interest and fee income relating to earning assets. The Bank has made significant improvements in this area over the past year.

     For the third quarter, total noninterest income of $231,000 is $61,000, or approximately 36%, greater than in the third quarter of 1999. The largest factor in this improvement is a $35,000 increase in trust revenues reflecting the settlement of several estates. Other noninterest income increased $25,000 due to improvements in brokerage fees, the sale of collectors' coins, and fees received for originating secondary market mortgages for another institution. Fees on deposit accounts, such as overdraft and minimum balance fees, also increased partly due to the addition of the Petersburg facility.

     On a year-to-date basis, noninterest income of $654,000 is up $210,000 from $444,000 in the first three quarters of 1999. Once again trust revenue is up substantially from $86,000 to $142,000. Other noninterest income increased by $104,000 to $202,000 due mostly to an increase in brokerage fees of $28,000; $35,000 from the sale of promotional coins; and $30,000 received when the insurance carrier used for one of the Bank's employee benefit plans converted from a mutual company to a stock company. Service fees increased approximately $77,000 largely as a result of higher overdraft fees.

     While all of these areas increased, total noninterest income was negatively impacted by the sale of investment securities. During the first nine months of 2000 several securities were sold at a loss of approximately $7,000 in order to reinvest in higher yielding instruments. This compares with 1999 when, as part of its preparation for Y2K, the Bank sold securities at a gain of approximately $16,000. Because such sales are not common this impact should be considered when analyzing the data presented. All of the losses recorded in 2000 will be more than offset by the effect of higher yields prior to year-end.

NONINTEREST EXPENSE
-------------------

     Noninterest expense includes all items of expense other than interest expense, the provision for loan losses and income taxes. Total noninterest expense for the quarter ended September 30, 2000 of $1,121,000 is $24,000 less than in the third quarter of 1999.

     Salaries and employee benefits, which is the largest component of noninterest expense, decreased approximately 7.6%, or $47,000, as an increase in the Company's pension benefit and the deferral of certain direct labor costs under FASB 91 more than offset increases in salaries and group insurance costs and the addition of personnel in Petersburg. Other expenses for the quarter, including net occupancy expense, equipment costs, data processing and advertising, exhibited only minor changes. Only other noninterest expense, which totaled $314,000 in the quarter, up $24,000, showed a significant increase. This is due to normal operating needs such as postage and stationery, and the impact of the Petersburg facility.

     For the year-to-date period total noninterest expense of $3,410,000 is $52,000 more than in the same period of 1999. The majority of this increase is in the category of other noninterest expense which increased $131,000 to $969,000. Once again normal operating activity and the additional branch facility have played a role in this as postage, stationery, supplies and telephone costs have increased a combined $55,000. The cost of acquiring, maintaining and selling foreclosed properties have also risen by $52,000 while improperly closing a savings account resulted in a loss of approximately $20,000, some of which may be recoverable.

     Because the Bank is constructing a new branch facility noninterest expense is expected to increase in future periods.

INCOME TAXES
------------

     The Company's provision for income taxes during the third quarters of 2000 and 1999 were $254,000 and $5,000 respectively. The increase is attributable to the increase in income before taxes of $748,000. Included in these figures are both federal and state income taxes. For the year-to-date periods income tax expense was $643,000 and $334,000, respectively. These figures represent effective tax rates of 31.6% in 2000 and 32.2% in 1999. The Company was not subject to the federal alternative minimum tax during any of the periods covered by this report.

FINANCIAL CONDITION
-------------------

     Total assets of $150,380,000 at September 30, 2000 were $13,083,000 in excess of their year-end 1999 total of $137,297,000. Included in the Company's balance sheet at the reporting date are approximately $6,291,000 of loans and $7,361,000 of deposits related to its Petersburg branch which was acquired in May 2000. Average assets for the first three quarters of 2000 were $142,294,000 compared to $136,986,000 for the first nine months of 1999. A detailed discussion of the Bank's financial condition follows.

LOAN PORTFOLIO
--------------

     Gross loans of $96,625,000 at September 30, 2000 are $9,813,000, or 11.3%,
more than at year-end 1999. Included in the September total are $6,291,000 in loans form the Company's new Petersburg facility. Absent this facility loans have increased $2,523,000, or 2.9%.

     Loan demand throughout the first three quarters of 2000 has been good, particularly mortgage lending. The mortgage portfolio has increased $5,595,000 since year-end to $66,838,000. Although nearly one-half of this increase is due to the Petersburg acquisition, demand for residential mortgages continues to be strong reaching $47,906,000 at September 30, 2000. In addition, loans secured by commercial mortgages continue to grow reflecting the growth in area business activity in conjunction with and related to local highway improvements. Such loans total $19,256,000 at September 30, 2000 up from $17,833,000 at year-end 1999. Other forms of commercial lending have remained relatively stable totaling $13,647,000 at the reporting date and $14,035,000 at December 31, 1999.

     Consumer lending, which has decreased in recent years, has leveled off in the current year. Total consumer loans at September 30, 2000 of $13,933,000 is $3,786,000 more than at December 31, 1999 with $3,186,000 of the increase coming from the branch acquisition. While this does indicate growth of $600,000 aside form the branch acquisition management does not expect significant growth in this portfolio in the foreseeable future. However, loan growth is expected to occur as a result of acquiring the Petersburg facility and from the upcoming branch opening in Slatyfork; most of this growth is expected to be mortgage related.

     The Bank is also a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At September 30, 2000 commitments to extend credit, including unused lines of credit, totaled $19,834,000 while letters of credit totaled $421,000.

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

              Summary of Past Due Loans and Nonperforming Assets
              --------------------------------------------------
                                (in thousands)

                                        September 30        December 31
                                   ----------------------   -----------
                                   2000              1999      1999
                                        (Unaudited)
Loans past due 90 or more days
 still accruing interest           $200              $ 64      $ 51
                                   ====              ====      ====

Nonperforming assets:
 Nonaccruing loans                 $ 43              $ 49      $ 57
 Other Real Estate Owned            904               149         -
                                   ----              ----      ----
                                   $947              $198      % 57
                                   ====              ====      ====

* From the Company's Form 10-K filing dated December 31, 1999

     Included in other real estate owned is $281,000 in properties which have been sold and which have been financed by the Bank. Known as covered transactions, these loans will be removed from the other real estate owned classification when the borrowers achieve a 10% equity position. Subsequent to September 30, 2000, an additional $141,000 has likewise been sold.

     Management continually evaluates loan quality and reviews the adequacy of the allowance for loan losses quarterly. During the first nine months of the year net charge offs totaled $45,000 while additions to the allowance in the form of provisions for loan losses were $173,000. With a September 30, 2000 balance of $1,139,000 the allowance for loan losses is 1.18% of gross loans. Management believes the allowance is adequate given the level of risk contained in the loan portfolio and is not aware of any trends or uncertainties which would cause the level of such risk to become significantly greater.

SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD
-------------------------------------------

     The Bank's security portfolio consists solely of available for sale securities; neither held to maturity or trading portfolios are expected to be established at any time in the foreseeable future.

     By utilizing the available for sale portfolio management believes it achieves the flexibility necessary to properly manage its balance sheet structure and address asset/liability issues. Because the portfolio is largely composed of fixed rate debt instruments its value may decrease during periods of rising interest rates, such as were observed over the past year. Such reductions in value result in unrealized losses which have no impact on income. At September 30, 2000, the Company's unrealized loss totaled $471,000, or 1.1% of the portfolio's amortized cost. Changes in the value of the portfolio due to changing interest rates are limited by its short term nature. The portfolio currently has a weighted average life of 2.35 years.

     In addition to being characterized by fixed rate debt instruments, the security portfolio is also heavily invested in instruments with known cash flow patterns, specifically bullet U.S. Agency and corporate bonds. These instruments, which comprise 46.5% and 33.2% of the total portfolio, respectively, are managed using a laddered approach to provide a constant liquidity stream. Management believes this known, and continuing, cash flow pattern presents less interest rate risk than other types of securities such as callable bonds and mortgage backed securities. As a result investments in these types of instruments are generally limited.

     The need for a large position in U.S. Agency securities is due to the Bank's need to utilize those bonds for pledging purposes and for repurchase agreements. At September 30, 2000, bonds with a fair value of $18,043,000 were utilized for such purposes. These needs, together with strong loan demand, act to restrict the available investment security alternatives. Investment grade corporate bonds are typically purchased for their yield. The remainder of the portfolio consists primarily of municipal securities.

     The laddered maturity approach noted earlier generally allows the Bank to minimize its involvement in the overnight funds market. Nonetheless, at any given time the Bank may be required to sell, or buy, funds on an overnight basis. At September 30, 2000 overnight funds sold totaled $2,450,000; there were no overnight borrowings at September 30, 2000. Due to the level of loan demand and needs created by the construction and upcoming opening of its new branch, the Bank may temporarily experience higher than usual involvement in the overnight funds market as a means to finance these needs.

DEPOSITS AND OTHER FUNDING SOURCES
----------------------------------

     Total deposits at September 30, 2000 of $120,996,000 are $10,764,000, or 9.8%, more than at December 31, 1999. Included in the September total are $7,361,000 in deposits from the Company's newest branch in Petersburg, West Virginia. Intense competition for deposits among banks and nonbanks, as well as from new delivery channels such as the internet, make deposit acquisition particularly difficult in the Company's slow growing markets.

     Noninterest bearing deposits of $16,136,000 represent 13.3% of total deposits at the report date. This total is $3,191,000 more than at December 31, 1999 of which $994,000 may be attributed to the new branch facility. Total interest bearing deposits of $104,860,000 are up $7,573,000 from year-end including $6,367,000 from the new facility.

     Among the various interest bearing deposits, certificates of deposit have shown the greatest growth of $4,266,000, with $3.8 million attributable to the branch acquisition. In order to meet competition for time deposits of less than $100,000 the Bank has offered 13 and 25 month certificates of deposit at rates which exceed those on its other time deposits. At September 30, 2000 these certificates carried balances of $1.5 million and $3.6 million, respectively. Growth has also been evident in certificates of deposit $100,000 or more which total $11.1 million, up $2.5 million from year-end.

     A number of large corporate customers maintain savings sweep accounts with the Bank. The balance in these accounts is largely a function of the customers cash flow and is subject to being cyclical in nature. At September 30, 2000 the total value of these accounts was $9.4 million, well over the nine month average of $7.1 million.

     Absent the branch acquisition, the specific certificates of deposit noted, and the corporate sweep accounts, deposit growth has not been significant. However, the Bank has received funding from several local entities in the form of repurchase agreements. These instruments total $10,371,000 at quarter-end which compares to a year-to-date average of $8,666,000 and $7,157,000 at year-end 1999.

CAPITAL RESOURCES
-----------------

     Total shareholders' equity at September 30, 2000 of $16,982,000 is $1,028,000 more than at year-end 1999 reflecting the Company's strong earnings. During the first nine months of 2000 the Company purchased 5,220 shares of its stock at a cost of $180,000 and also paid $392,000, or $.60 per share, in dividends. As shown in the table below the Company continues to exceed all regulatory capital requirements:

                       Minimum Capital Standard Ratios
--------------------------------------------------------------------------------
                                             Citizens        Regulatory
                                          Financial Corp.   Requirements
--------------------------------------------------------------------------------

Total capital to risk weighted assets         18.01%            8.0%
Tier I capital to risk weighted assets        16.91%            4.0%
Tier I capital to adjusted total assets       11.71%            3.0%


     Neither the Company's purchase of the Petersburg facility, or the expected opening of the Slatyfork facility, have had, or is expected to have, a negative impact on capital and management is not aware of any other conditions which may negatively impact capital.

LIQUIDITY AND INTEREST RATE SENSITIVITY
---------------------------------------

     The objective of the Company's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of depositors and the credit needs of borrowers. As noted earlier, Citizens' liquidity has been reduced in recent months due to strong loan demand and the high degree of competition for deposits. Liquidity is also restrained by the need to pledge a significant amount of the security portfolio to secure the deposits of local government units and for repurchase agreements as well as by the demands presented by the construction of a new branch facility.

     Management has prepared to meet these liquidity needs by arranging borrowing agreements with several correspondent banks including the Federal Home Loan Bank of Pittsburgh. In the event it becomes necessary, these agreements, or alternative deposit pricing and gathering strategies, will be employed to meet liquidity needs.

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

     One common interest rate risk measure is the gap, or difference between rate sensitive assets and rate sensitive liabilities. As of September 30, 2000, the Company's cumulative one year gap to total assets ratio was a negative 7.79%. This indicates more liabilities may reprice over the next year than assets. In a rising interest rate environment this could cause net interest income to fall. However, because of certain assumptions in gap theory the Bank also performs a number of other tests to control its interest rate risk. In such tests, changes in net interest income are forecast under various interest rate scenarios. Instantaneous shifts in interest rates of up to 200 basis points are regularly tested. These tests indicate that the impact of changing interest rates on net interest income is within the limits set by management.

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

                         PART II -  OTHER INFORMATION

Item 1.   Legal Proceedings :
          -----------------

          As of September 30, 2000 Citizens Financial Corp. was not involved in any material legal proceedings. The Bank is currently involved in various legal proceedings which occur in the normal course of business. After consultation with legal counsel, management believes that all such litigation will be resolved without materially effecting the Company's financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against the Company or the Bank.

Item 2.   Changes in Securities:    None.
          ---------------------

Item 3.   Defaults upon Senior Securities:    None.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders:    None.
          ---------------------------------------------------

Item 5.   Other Information:     None.
          -----------------

Item 6.   Exhibits and Reports on Form 8-K:
          --------------------------------

          (a)  Exhibits:     None.

          (b)  Reports on Form 8-K:     On September 5, 2000 the Company filed a
     Current Report on Form 8-K reporting its subsidiary bank had received approval for the construction of a new branch facility as referred to in
     Note 7 of the accompanying financial statements.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CITIZENS FINANCIAL CORP.



Date:  10/31/00                            /s/ Robert J. Schoonover
      ---------------------                --------------------------------
                                           Robert J. Schoonover
                                           President
                                           Chief Executive Officer



Date:  10/31/00                            /s/ Thomas K. Derbyshire
      ----------------------               -------------------------------
                                           Thomas K. Derbyshire
                                           Treasurer
                                           Principal Financial Officer