Form 10-K405
period 2000-12-31
CITIZENS FINANCIAL CORP/DE/
filed 2001-03-19
CIK 764156

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                    FORM 10-K
                       ----------------------------------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the fiscal year ended     DECEMBER 31, 2000
                                          ------------------------

                                    or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          Commission File No:  2-96144
                                               -------


                            CITIZENS FINANCIAL CORP.
          -----------------------------------------------------------
             (exact name of registrant as specified in its charter)

        DELAWARE                                        55-0666598
------------------------                 ---------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification Number)

213 Third St.
Elkins, West Virginia                                      26241
---------------------                    ---------------------------------------
(Address of Principal                                   (Zip Code)
 Executive Offices)

Registrant's Telephone Number,                        (304) 636-4095
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

               Yes    X           No _______
                   -------


     The aggregate market value of Citizens Financial Corp. common stock, representing all of its voting stock that was held by nonaffiliates on February 28, 2001, was approximately $15,552,000.

     As of February 28, 2001, Citizens Financial Corp. had 750,000 shares of common stock outstanding with a par value of $2.00.

                         This report contains 65 pages.

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

(4) The Company's Articles of Incorporation, previously filed on pages 66-70 of its Form 10-K dated December 31, 1999 are incorporated by reference in Item 14(c) of Part IV of this report.

                            CITIZENS FINANCIAL CORP.
                                FORM 10-K INDEX

                                                                                                                     Page
                                                                                                                     ----
Part I   Item 1   Business.........................................................................................     3
         Item 2   Properties.......................................................................................     4
         Item 3   Legal Proceedings................................................................................     7
         Item 4   Submission of Matters to a Vote of Security Holders..............................................     7

Part II  Item 5   Market for the Registrant's Common Stock and Related Shareholders Matters.........................    7
         Item 6   Selected Financial Data...........................................................................    9
         Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations.............   15
         Item 8   Financial Statements and Supplementary Data.......................................................   25
         Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............   49

Part III Item 10  Directors and Executive Officers of the Registrant................................................   49
         Item 11  Executive Compensation............................................................................   51
         Item 12  Security Ownership of Certain Beneficial Owners and Management....................................   53
         Item 13  Certain Relationships and Related Transactions....................................................   54

Part IV  Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................   55

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

     Citizens National Bank, ("the Bank"), a wholly-owned subsidiary of Citizens Financial Corp., was organized on November 19, 1923 and has operated in Elkins, Randolph County, West Virginia, as a national banking association continuously since that time. On March 21, 1987, the stockholders of Citizens National Bank approved an Agreement and Plan of Reorganization whereby Citizens National Bank would become a wholly-owned subsidiary of Citizens Financial Corp. This reorganization became effective on April 30, 1987.

     On July 17, 2000, Citizens Financial Services, LLC, also a wholly-owned subsidiary of Citizens Financial Corp. was established for the purpose of investing in ProServ Insurance Agency, LLC, a general insurance agency selling primarily property and casualty insurance and whose members are member banks of the West Virginia Bankers Association. Citizens' ownership in ProServ is less than 5%.

Employees
---------

     As of December 31, 2000 neither Citizens Financial Corp. or Citizens Financial Services, LLC, had any paid employees. Citizens National Bank employed 89 full-time equivalent employees at that date. The Bank's employees are not represented by any union or other collective bargaining agreement and the Bank believes its employee relations are good.

Business of Citizens and Citizens National Bank
-----------------------------------------------

     As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, Citizens' present business is the operation of its banking and insurance subsidiaries. As of December 31, 2000 Citizens' consolidated assets approximated $153,532,000 and total shareholders' equity approximated 17,390,000.

     Citizens National Bank is a full-service commercial bank and, as such, engages in most types of business permitted by law or regulation. Among these services are the acceptance of time, demand and savings deposits including NOW accounts, regular savings accounts, money market deposit accounts, fixed-rate certificates of deposit and club accounts. In addition safe deposit box rentals, wire transfer services, telebanking services and 24-hour Automated Teller Machine (ATM) services through a regional network known as MPACT are provided. MPACT is a participant in the nationwide Cirrus and Plus networks.

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

     As a bank holding company Citizens is permitted to engage in certain nonbanking activities which are closely related to banking under the provisions of the Bank Holding Company Act, the Federal Reserve Boards' Regulation Y and the Gramm Leach Bliley Act. Beginning in January, 1999, the Bank began providing brokerage services through a contractual agreement with PrimeVest Financial Services, Inc. (PrimeVest). Products and services offered through PrimeVest include stocks, bonds, mutual funds and annuities. These services are not bank deposits and do not carry FDIC insurance. As such, they do carry a risk of loss and are intended only for those customers who understand and accept such risk. Citizens nonbanking subsidiary, Citizens Financial Services, LLC, offers insurance products to customers as permitted by applicable regulations. As a member of ProServ Insurance Agency, LLC, Citizens Financial Services, along with all other ProServ members, shares in the income generated by ProServ.

Statistical Information
-----------------------

     The disclosures required by Securities Act Guide 3 - "Statistical Disclosure by Bank Holding Companies", are included in Item 6 - Selected Financial Data, on pages 9 through 15 of this report.

Properties
----------

     The services described above are offered from offices owned by the Bank including its approximately 16,940 square foot main office located at 213 Third Street, Elkins, West Virginia. In addition the Bank owns a drive-in facility directly across from its main office on Third Street and it has owned and operated a 5,000 square foot full service branch in Parsons, West Virginia since 1984. In 1992 a branch facility was opened in Beverly, West Virginia which contains approximately 1,840 square feet. This facility, which is also owned, provides drive-in and ATM service in addition to traditional deposit and teller services. Loan services, however, are not provided at the Beverly branch. During 2000 the Bank acquired and opened a full service facility in Petersburg, West Virginia containing 2,280 square feet and also constructed another full service facility in Slatyfork, West Virginia containing 3,200 square feet. All of these facilities are fully utilized for banking purposes except the Parsons branch which leases approximately 800 square feet to a cable television company.

     Neither Citizens Financial Corp. or Citizens Financial Services, LLC, owns or leases any property. To date they have utilized the Bank's facilities and have not occupied more than a minimal amount of space. Neither company compensates the Bank in any way for such usage as it is deemed to be insignificant. Management believes the existing facilities are adequate and suitable to conduct its business activities into the foreseeable future.

Competition
-----------

     Citizens faces a high degree of competition for all of its services including five banks in Randolph County, three in Tucker County, five in Grant and nearby Hardy Counties, and two in Pocahontas County. As of June 30, 2000, the most recent date for which data is available, Citizens deposits represented 28.3%, 23.4%, and 4.3% of total deposits in Randolph, Tucker, and Grant Counties respectively. No presence had been established in Pocahontas County at that time.

     Nonbank competition has increased in recent years locally by the establishment of brokerage companies and the expansion of insurance operations and credit unions as well as from mutual funds located throughout the country. The Company has found its brokerage unit has helped it better meet this competition.

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

     The Bank is subject to various capital requirements under federal banking regulations including the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Quantitative measures established by those regulations ensure minimum capital levels are maintained. Those measures are summarized in Note 13 to the Consolidated Financial Statements which begins on page 44 of this report. Also contained in that Note are the Bank's regulatory capital ratios at December 31, 2000. Those ratios show that the Bank satisfied the requirements necessary to be categorized as well capitalized which is the highest category established under the regulations. As a well capitalized institution Citizens is permitted to engage in a wider range of banking activities than may be permitted otherwise.

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

     As a subsidiary bank of a bank holding company, Citizens National Bank is also subject to certain restrictions imposed by the Federal Reserve Act upon any extensions of credit to Citizens Financial Corp. or any of its other subsidiaries, on investments in the stock or other securities of that bank holding company or its subsidiaries, and on the taking of such stock or securities as collateral for loans to any borrower.

Item 3.  Legal Proceedings
--------------------------

     As of December 31, 2000 Citizens Financial Corp. was not involved in any material legal proceedings. The Bank is currently involved in various legal proceedings which occur in the normal course of business. After consultation with legal counsel, management believes that all such litigation will be resolved without materially affecting the Company's financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against the Company or its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders of Citizens Financial Corp. during the fourth quarter of 2000.

Part II
-------

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters
-----------------------------------------------------------------------------

     Historically, the stock of Citizens Financial Corp. and, prior to its formation, the stock of Citizens National Bank, has traded only sporadically. The stock is not listed on any security exchange, however, a number of brokerage firms provide an efficient and orderly market for transactions involving its shares. There are no further plans, understandings, arrangements or agreements to list the stock on any exchange at this time.

     Citizens has only one class of stock, that being common stock, and all voting rights are vested in its holders. The shareholders of Citizens are entitled to one vote for each share of common stock owned on all matters subject to a vote of shareholders. At February 28, 2000 shareholders of record numbered
460.  The Company has no plans to issue senior securities.

     Citizens maintains a policy under which it may purchase shares of its' own stock for treasury, subject to certain limitations, when it is deemed to be in the best interest of the Company to do so. Such shares are purchased on the open market through independent brokers. At December 31, 1999 and 2000 the number of treasury shares was 94,168 and 99,388, respectively. These shares are included in the total number of shares issued, as disclosed above, and no plans currently exist regarding their use and there are no plans regarding future purchases.

     The following table presents the high and low market prices for Citizens' common stock for the periods indicated.


                              High       Low
                             ------     ------
First Quarter through
February 28, 2001            $27.50     $27.00

2000
----
First Quarter                $40.00     $35.00
Second Quarter               $33.00     $25.00
Third Quarter                $31.50     $25.00
Fourth Quarter               $31.00     $26.25

1999
----
First Quarter                $54.00     $45.00
Second Quarter               $50.00     $44.00
Third Quarter                $45.00     $41.00
Fourth Quarter               $46.00     $40.00

     The prices listed above are based upon information available to Citizens' management through those brokers which deal in the Company's stock as well as through certain Internet quotation services and are believed to accurately represent the amount at which its stock was traded during the periods indicated. Prices reflect amounts paid by purchasers of the stock and, therefore, may include commissions or fees paid to brokers. The amounts of such commissions or fees, if any, are not known to management. No attempt was made by management to ascertain the prices for every sale made during these periods. The decrease in stock price which occurred in 2000 is discussed in the management's discussion and analysis section of this report.

     Citizens shareholders are entitled to receive dividends when and as declared by its Board of Directors. Dividends are typically paid quarterly. Aggregate dividends were $1.20 per share in 2000 and $1.10 per share in 1999. Dividends are paid out of funds legally available for the payment of dividends as set forth in the West Virginia Corporation Act.

     Payment of dividends by Citizens is dependent upon payment of dividends to it by the subsidiary bank. The ability of the Bank to pay dividends is subject to certain limitations imposed by national banking laws as outlined in Note 13 to the Consolidated Financial Statements on page 44 of this report.

Item 6.  Selected Financial Data
--------------------------------

     Selected financial data for the five years ended December 31, 2000 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this report.

Citizens Financial Corp.
-----------------------------------------------------------------------------------------
Selected Financial Data Five Year Summary
(in thousands of dollars, except per share data)
-----------------------------------------------------------------------------------------
                                     2000         1999       1998       1997      1996
-----------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Total assets....................... $ 153,532   $ 137,297  $ 136,701  $ 132,132 $ 128,760
Securities.........................    42,337      41,562     43,812     38,519    34,134
Loans, net.........................   101,033      85,665     85,709     86,400    88,235
Deposits...........................   121,519     110,232    113,464    110,401   109,570
Total shareholders' equity.........    17,390      15,954     16,649     16,095    14,943

SUMMARY OF OPERATIONS:
Total interest income..............  $ 11,154   $  10,058  $  10,336  $  10,314 $  10,145
Total interest expense.............     4,425       3,963      4,108      4,014     3,880
                                     --------   ---------  ---------  --------- ---------

Net interest income................     6,729       6,095      6,228      6,300     6,265
Provision for loan losses..........       264         714        120        236       168
                                     --------   ---------  ---------  --------- ---------

Net interest income after
  provision for loan losses........     6,465       5,381      6,108      6,064     6,097
Noninterest income.................       979         701        555        563       546
Noninterest expense................     4,582       4,491      4,242      4,052     4,178
                                     --------   ---------  ---------  --------- ---------

Income before income taxes.........     2,862       1,591      2,421      2,575     2,465
Income taxes.......................       973         490        821        934       834
                                     --------   ---------  ---------  --------- ---------
Net income.........................  $  1,889   $   1,101  $   1,600  $   1,641 $   1,631
                                     ========   =========  =========  ========= =========

PER SHARE DATA:
Net income:........................  $   2.90   $    1.67  $    2.41  $    2.40 $    2.39
                                     ========   =========  =========  ========= =========


Cash dividends.....................  $   1.20   $    1.10  $    1.00  $     .90       .80
                                     ========   =========  =========  ========= =========

     Additional information required under Securities Act Industry Guide 3 for Bank Holding Companies follows:

          Distribution of Assets, Liabilities & Shareholders' Equity;
                    Interest Rates and Interest Differential

                                          2000                               1999                                1998
                             --------------------------------   ---------------------------------  --------------------------------
                             Avg Bal    Interest   Yield/Rate    Avg Bal   Interest    Yield/Rate   Avg Bal    Interest  Yield/Rate
                             --------------------------------   ---------------------------------   -------------------------------
                                 (in thousands of dollars)           (in thousands of dollars)         (in thousands of dollars)
Interest Earning Assets:
Federal funds sold           $    965    $    61        6.32%   $  1,432    $    73        5.10%   $  1,261    $    69        5.47%
Securities:
 Taxable                       37,165      2,281        6.14      35,438      2,117        5.97      33,545      2,061        6.14
 Tax-exempt (1)                 6,847        503        7.35       7,543        551        7.31       7,474        559        7.48
Loans (net of unearned
 interest) (1) (2)             93,339      8,510        9.12      86,630      7,521        8.68      85,670      7,837        9.15
                             --------------------------------   ---------------------------------   -------------------------------
Total interest earning
 assets  (1)                  138,316     11,355        8.21     131,043     10,262        7.83     127,950     10,526        8.23

Nonearning assets:
  Cash and due from banks       3,800                              4,153                              2,914
  Bank premises and
   equipment, net               1,635                              1,445                              1,530
  Other assets                  1,651                              1,955                              2,309
  Allowance for loan losses    (1,085)                            (1,001)                            (1,101)
                             --------                           --------                           --------
Total assets                 $144,317                           $137,595                           $133,602
                             ========                           ========                           ========

Interest Bearing
 Liabilities:
  Savings deposits           $ 28,640    $   833        2.91%   $ 26,857    $   707        2.63%   $ 26,096    $   756        2.90%
  Time deposits                52,044      2,644        5.08      52,294      2,546        4.87      51,796      2,622        5.06
  NOW accounts                 14,567        244        1.68      14,515        242        1.67      13,561        282        2.08
  Money market accounts         5,964        123        2.06       5,780        116        2.01       5,984        145        2.42
  Borrowings                   10,481        581        5.54       6,903        352        5.10       5,426        303        5.58
                             --------------------------------   ---------------------------------   -------------------------------
  Total interest bearing
   liabilities                111,696      4,425        3.96     106,349      3,963        3.73     102,863      4,108        3.99

Noninterest bearing
 liabilities:
  Demand deposits              15,357                             13,923                             13,424
  Other liabilities               768                                767                              1,029
  Shareholders' equity         16,496                             16,556                             16,286
                             --------                           --------                           --------
Total liabilities and
  shareholder's equity       $144,317                           $137,595                           $133,602
                             ========                           ========                           ========
                                         -------                             --------                           --------
Net interest income (1)                  $ 6,930                             $  6,300                           $  6,418
                                         =======                             ========                           ========

Net interest income to average earning assets
 (1)                                                    5.01%                              4.81%                              5.02%
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

                                           2000 Compared to 1999                1999 Compared to 1998
                                          Increase (Decrease) Due to          Increase (Decrease) Due to
                                          ---------------------------          -------------------------
                                                             (in thousands of dollars)
                                          Volume      Rate      Total          Volume     Rate      Total
                                          ---------------------------          --------------------------
Interest earned on:
 Federal funds sold                        $(27)      $ 15     $  (12)         $  9      $  (5)     $   4
 Taxable securities                         103         61        164           116        (60)        56
 Tax-exempt securities                      (51)         3        (48)            5        (13)        (8)
 Loans                                      598        391        989            88       (403)      (315)
                                           --------------------------          --------------------------
Total interest earned                       623        470      1,093           218       (481)      (263)
                                           --------------------------          --------------------------

Interest expense on:
 Savings deposits                            48         78        126            22        (71)       (49)
 Time deposits                              (12)       110         98            25       (101)       (76)
 NOW accounts                                 1          1          2            19        (59)       (40)
 Money market accounts                        4          3          7            (5)       (24)       (29)
 Other borrowing                            185         44        229            77        (27)        50
                                           --------------------------          --------------------------
Total interest expense                      226        236        462           138       (282)      (144)

                                           --------------------------          --------------------------
Net interest income                        $397       $234     $  631          $ 80      $(199)     $(119)
                                           ==========================          ==========================

                         Securities Portfolio

     Presentation of the amortized cost of securities as of December 31, 2000 and 1999 may be found in Note 4 to the Consolidated Financial Statements which begins on page 34 of this report.

     The following table sets forth the maturities of securities as of December 31, 2000 and the weighted average yields of such securities (calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security).

                              Within One          After One but          After Five but       After Ten               Total
                                 Year           Within Five Years       Within Ten Years        Years
                         -----------------------------------------------------------------------------------------------------------
                           Amount    Yield    Amount         Yield      Amount    Yield      Amount    Yield     Amount     Yield
                         ----------------------------------------------------------------------------------------------------------
                                                             (in thousands of dollars)
U.S. Treasury and other
   U.S. government
   agencies and
   corporations          $ 8,302     6.08%     $13,096        6.00%     $    -          -%   $    -        -%    $21,398     6.03%
State and political
   subdivisions (1)        2,026     7.44        2,901        7.06         409       9.16         -        -       5,336     7.37
Other securities               -        -       14,895        6.59           -          -       732     7.13      15,627     6.61
                         -------     -----     -------        ----      ------      -----    ------     ----     -------    -----
   Total                 $10,328     6.33%     $30,892        6.39%     $  409       9.16%   $  732     7.13%    $42,361     6.41%
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

Loan Portfolio
--------------

Types of Loans
--------------

     The distribution of loans by major category as of December 31, 2000 and 1999 may be found in Note 5 to the Consolidated Financial Statements which begins on page 35 of this report. All loans in the portfolio are domestic in nature.

Loan Maturities and Interest Rate Sensitivity
---------------------------------------------

     Note 5 to the Consolidated Financial Statements also provides data concerning the contractual maturities of loans, including commercial, financial and agricultural loans as well as real estate construction loans, as of December 31, 2000. Also provided are the amounts due after one year classified as fixed rate and variable rate loans.

Risk Elements
-------------

Nonperforming Loans
-------------------

     Nonperforming loans consist of loans in nonaccrual status, loans which are past due 90 days or more and still accruing interest and restructured loans. The following table sets forth the amounts of such loans as of the dates indicated:

                                           December 31
                                    -----------------------
                                     2000              1999
                                    -----------------------
                                    (in thousands of dollars)
Nonaccrual loans                    $ 181             $  57
Loans past due 90 days or more
   still accruing interest             22                51
Restructured loans                      -                 -
                                    -----             -----
 Total                              $ 203             $ 108
                                    =====             =====

     Loans are generally placed on nonaccrual status when they are past due 90 days as to principal or interest unless they are both well secured and in the process of collection. The following table provides a summary of information pertaining to nonaccrual loans as of December 31, 2000:

                                                (in thousands)
Total nonaccrual loans                               $181
Interest income which would have been
  recorded under original terms                         5
Interest income recorded during the year               20

Potential Problem Loans
-----------------------

     As of December 31, 2000, the Company identified approximately $591,000 of loans which it classified as impaired due to doubts about the borrowers ability to repay as called for in the loan documents. These loans are further discussed in Note 6 to the Consolidated Financial Statements found on page 37 of this report.

Loan Concentrations
-------------------

     Information concerning loan concentrations is provided in Note 5 to the Consolidated Financial Statements which begins on page 35 of this report.

Summary of Loan Loss Experience
-------------------------------

     Note 6 to the Consolidated Financial Statements, which begins on page 37 of this report, presents an analysis of the allowance for loan losses for the years ended December 31, 2000, 1999 and 1998.

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

     The ratio of net losses to average loans outstanding was .13% in 2000, .94% in 1999 and .12% in 1998.

     The following table shows an allocation of the allowance for loan losses for the two years ended December 31, 2000 and 1999.

                                                          December 31
                                     -----------------------------------------------------
                                             2000                       1999
                                     -----------------------------------------------------
                                                  Percent of                   Percent of
                                                 Loans in Each                Loans in Each
                                                  Category to                 Category to
                                     Amount       Total Loans     Amount      Total Loans
                                     -----------------------------------------------------
                                                     (in thousands of dollars)
Commercial, financial and
 agricultural                        $  313             15%       $  283          16%
Real estate - construction               35              2            20           2
Real estate - mortgage                  438             69           191          70
Installment and other                    62             14            71          12
Unallocated                             303            N/A           446         N/A
                                     ------            ---        ------         ---
 Total                               $1,151            100%       $1,011         100%
                                     ======            ===        ======         ===

Deposits
--------

     The average daily amount of deposits and the rates paid on those deposits for the years ended December 31, 2000, 1999 and 1998 were previously presented in the Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential. That table may be found on page 10 of this report.

     A table summarizing the maturities of time certificates of deposit, including individual retirement accounts, of $100,000 or more as of December 31, 2000 may be found in Note 8 to the Consolidated Financial Statements which begins on page 38 of this report. There were no other time deposits of $100,000 or more at that date.

Return on Equity and Assets
---------------------------


     The following table shows consolidated operating and capital ratios for the periods indicated.

                                            Year Ended December 31
                                          --------------------------
                                           2000     1999      1998
                                          --------------------------
 Return on average assets                  1.31%      .80%     1.20%
 Return on average equity                 11.45      6.65      9.86
 Dividend payout ratio                    41.38     65.87     41.49
 Average equity to assets ratio           11.43     12.03     12.19


Short-term Borrowing
--------------------

     Information concerning the Company's short-term borrowing is presented in
Note 11 to the Consolidated Financial Statements which begins on page 43 of this report.


Item 7.  Management's  Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations
          ---------------------

     The following discussion and analysis presents the significant changes in the financial condition and results of operations of Citizens Financial Corp. and its subsidiaries, Citizens National Bank of Elkins, and Citizens Financial Services, LLC, for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 2000 Annual Report to Shareholders and Form 10-K. Since the primary business activities of Citizens Financial Corp. are conducted through the Bank, this discussion focuses primarily on the financial condition and operations of the Bank. This discussion may contain forward looking statements based upon management's current expectations. Such forward looking information may involve uncertainties including those associated with interest rate and general economic environments, regulations, competitive changes, and other risks. When provided, forward looking information is intended to assist readers in understanding anticipated future operations and are included pursuant to applicable safe harbor provisions; actual results may differ. Amounts and percentages used in this discussion have been rounded.

Acquisition and Branching Activity
----------------------------------

     On May 27, 2000, Citizens National Bank of Elkins acquired a branch banking facility in Petersburg, West Virginia. The acquisition was accounted for as a purchase.

     As a result of this acquisition Citizens National Bank assumed $7,490,000 in deposits including $1,922,000 in demand deposits, $743,000 in savings deposits and $4,825,000 in time deposits. The Bank also acquired loans totaling $6,203,000 including $2,542,000 in variable rate mortgage loans, $3,449,000 in consumer loans and $212,000 in commercial loans. No loans of a long-term, fixed rate nature were acquired. The fair values of the loans and deposits acquired approximated their carrying values at the date of acquisition. The Bank paid $201,000 in excess of the fair value of the net assets acquired. This amount is reflected as a component of other assets and is being amortized over 15 years. At December 31, 2000 deposits at this facility were $6,996,000 while loans totaled $7,322,000.

     The Bank also opened a de novo branch in Slatyfork, West Virginia on November 20, 2000. Construction of this branch required a capital outlay of approximately $807,000 which was financed internally. Commonly referred to as the Snowshoe branch, this facility had $1,281,000 in deposits and $1,521,000 in loans at December 31, 2000.

Results of Operations
---------------------

Earnings Summary
----------------

     The Company enjoyed its most profitable year in 2000 with earnings of $1,889,000 compared to $1,101,000 in 1999 and $1,600,000 in 1998. On a per
share basis earnings were $2.90 in 2000, $1.67 in 1999 and $2.41 in 1998. The return on average assets for the three years, respectively, was 1.31%, .80% and 1.20% while the return on average equity was 11.45%, 6.65% and 9.86%.

     Results in 2000 benefited from strong net interest income and an improvement in noninterest income. Unusually high loan charge offs caused income in 1999 to fall below typical levels. These and other factors influencing the Company's results of operations and financial condition are addressed in the following sections of this report.

Net Interest Income
-------------------

     Net interest income is the primary component of Citizens' earnings. It is the difference between interest and fee income generated by interest earning assets and interest expense incurred to carry interest bearing liabilities. Net interest income is affected by changes in balance sheet composition and interest rates. The Bank attempts to maximize net interest income by determining the optimal product mix in light of current and expected yields on assets, cost of funds and economic conditions while maintaining an acceptable degree of risk.

     Net interest income, on a tax-equivalent basis, totaled $6,930,000, $6,300,000 and $6,419,000 for the years ended December 31, 2000, 1999 and 1998, respectively, resulting in a net interest margin of 5.01%, 4.81% and 5.02%, respectively. The improvement in 2000 reflects an increase in tax equivalent interest income of $1,093,000 to $11,355,000. Several factors made this possible. The addition of two new facilities increased the size of the average earning asset portfolio, and the average loan portfolio in particular which increased by $6,709,000. This increase in the earning asset base accounted for approximately $623,000 of increased interest income. In addition, the yield on the earning asset portfolio increased 38 basis points to 8.21%. This was most pronounced in the loan portfolio which experienced a yield increase of 44 basis points to 9.12% reflecting not only the higher interest rates seen throughout the economy in 2000 but also the need in 1999 to place several large commercial loans on a nonaccrual status prior to their eventual charge-off. In total, improved yields contributed $470,000 toward the improvement in interest income.

     The remaining component of net interest income, interest expense, likewise increased in 2000 but by just $462,000. This, too, may be traced to an increase in average interest bearing liabilities of $5,347,000 as well as to a 23 basis point increase in the rates paid on such liabilities. The most significant factor in the increase in interest expenses, however, was a $3,578,000 increase in the average amount of borrowings the Bank held in 2000. These borrowings consist of repurchase agreements with several local entities and are further discussed in the Deposits and Other Funding Sources section of this report.

     The lower net interest income and net interest margin in 1999 are primarily the result of a 40 basis point decline in the yield on earning assets to 7.83% and specifically a 47 basis point drop in the yield on loans due to the nonaccruals noted earlier. Fortunately, management was able to control the rates paid on its interest bearing liabilities in a manner which reduced the cost of those funds by 26 basis points to 3.73%.

     Citizens ability to maintain its level of net interest income is key to its financial performance and is also discussed later in this report.

Noninterest Income
------------------

     Noninterest income includes all revenues not included in interest and fee income related to earning assets. Total noninterest income was $979,000 in 2000, up 40% from $701,000 in 1999 and 76% from the $555,000 recognized in 1998.
As a percentage of total income noninterest income increased to 8.1% in 2000 from 6.5% in 1999.

     Noninterest income has now risen significantly for two consecutive years. The improved performance in 2000 is due to several factors including a $30,000 increase in trust fees resulting from the settlement of several large estates and a revision of the trust fee schedule in late 1999. The Bank's service fees were also revised during 1999 leading to improved fee income in 2000. Most notably, fees on overdrafts increased $87,000 in 2000. Other noninterest income increased 122% to $345,000 as a result of a $36,000 increase in fees from the Bank's brokerage service, $49,000 from the sale of promotional coins, $30,000 received when the insurance carrier used for one of the Bank's employee benefit plans converted from a mutual company to a stock company, and $68,000 in gains from the sale of repossessed properties. Absent nonrecurring items, namely the sale of repossessed properties, the insurance conversion and $14,000 in security losses, noninterest income would have totaled $895,000 for the year. Recurring items, including trust, brokerage and service fees, should continue to improve in the future.

     The improvement of $146,000, or 26.3% in 1999 in part reflects the same adjustments to the fee schedules, improved trust income and the opening of the brokerage unit which generated $59,000 in revenue in its first year of operation.

Noninterest Expenses
--------------------

     Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Total noninterest expense was $4,582,000 in 2000, $4,491,000 in 1999 and $4,242,000 in 1998. The
increase of $91,000 in 2000, just 2.0%, is minimal considering the addition of two new branches during the year which added $102,000 in personnel expense and $25,000 in occupancy and equipment expenses.

     The most significant increase in this category was other noninterest expense which was $1,304,000, up $96,000 from $1,208,000 in 1999. This increase is due to increases in normal operating costs such as postage, stationery and supplies and telephone which as a group increased by $99,000 in part due to the new branch facilities. Other significant changes included a $33,000 increase in losses from the sale of repossessed asset which was offset by a decrease in professional fees of a similar amount.

     Among the remaining components of noninterest expense, occupancy expense increased as would be expected while equipment costs, data processing, advertising and FDIC insurance showed smaller changes. Despite the Company's success at controlling these expenses in 2000, noninterest expense is expected to increase by 10% or more in 2001 as the full year impact of the newer branches is felt.

     During 1999, noninterest expense increased $249,000, or 5.9%, due to increases in personnel expense, including a $94,000 or 5.5%, increase in salaries and a $50,000 increase in group insurance costs, a $110,000 increase in cost for the upkeep and sale of foreclosed properties as well as fees incurred to retain professional consultants in the areas of trust services and operational efficiency.

Income Taxes
------------

     Income tax expense for the three years ended December 31, 2000, 1999, and 1998 totaled $973,000, $490,000, and $821,000 respectively. Effective tax rates for the three respective years were 34.0%, 30.8% and 33.9%. Note 9 of the accompanying consolidated financial statements provides further information and additional disclosure of the significant components influencing the Company's effective income tax rates.

Financial Condition
-------------------

Summary
-------

     Total assets at December 31, 2000 of $153,532,000 are approximately $16,235,000 more than at December 31, 1999 due largely to the addition of the two new branches and higher levels of repurchase agreements. On average, total assets for the year were $144,317,000, of which $138,316,000, or 95.8%, were earning assets. A further discussion of the Bank's major balance sheet categories follows.

Loan Portfolio
--------------

     Total loans at December 31, 2000 of $102,281,000 are $15,469,000 more than at year-end 1999 and include $8,843,000 from the two new branches. Like local business conditions, management found loan demand to be good in 2000 despite the increases in interest rates that occurred during the year. At December 31, 2000, the Bank's loan to deposit ratio had risen to 84.2%. Should the more recent signs of economic weakness result in a slowdown in business activity or a weakening in consumer confidence within the Banks' markets, loan demand could slow in 2001.

     The Company's mortgage portfolio, which is its largest, increased by $8,822,000 in 2000, or 14.4%, including $5,098,000 from the two new facilities. Demand for residential mortgage loans, which now total $49,142,000, was particularly strong during the last half of the year. Approximately 95% of these residential loans have variable interest rates.

     Also included in mortgage loans are loans to commercial entities which are secured by real property. During 2000, the Bank made efforts to increase its commercial lending business. Consequently commercial mortgage loans increased by $3.1 million to $20.9 million at December 31, 2000. Other forms of commercial lending also increased during the year from $14,035,000 to $15,747,000.

     Although consumer loans increased by $4,255,000, or 41.9% during the year, $3.5 million of that growth was from the new branch locations. Competition from auto manufacturers and dealers, as well as the proliferation of alternative financing sources available to consumers, have made it difficult for the Bank to successfully increase this portfolio in recent years.

     Note 5 to the accompanying financial statements contains additional data concerning the Company's loan portfolio including loan mix and maturities.

     The Bank also makes various commitments to meet the financing needs of its customers in the normal conduct of its business. Such commitments, which are not reflected in the accompanying financial statements, include lines of credit and letters of credit. The Bank evaluates these instruments for risk consistent with its credit policies and anticipates no material losses as a result. Additional data on these off-balance-sheet items is presented in Note 12 to the financial statements.

Allowance for Loan Losses
-------------------------

     Management maintains an allowance for possible loan losses at a level it considers adequate to provide for losses that can be reasonably anticipated. This is done by a process of continual review of the loan portfolio, specific loans, and various factors which may impact them. A discussion of these factors, and the process by which they are used, is presented in Note 1 to the financial statements.

     At December 31, 2000, 1999 and 1998, the allowance for loan losses was $1,151,000, $1,011,000, and $1,110,000, respectively. At these levels the allowance represented 1.13%, 1.17%, and 1.28% of total loans. Nonaccrual loans and loans past due 90 days or more which were still accruing interest totaled $203,000 at year-end 2000.

     After an unusual year in 1999, net charge offs returned to a more normal level of $125,000 in 2000. Provisions for loan losses for the year 2000 were $264,000. Note 6 to the financial statements contains a detailed analysis of the allowance for loan losses for each of the last three years.

Securities Portfolio and Federal Funds Sold
-------------------------------------------

     The Bank's securities portfolio uses funds not needed to satisfy loan demand to improve earnings while at the same time providing liquidity and balancing interest sensitivity concerns. All securities are classified as available for sale.

     Unlike the loan and deposit portfolios, the size of the security portfolio did not significantly increase during the year; its amortized cost of $42,361,000 being just $4,000 more than at December 31, 1999. This reflects not only strong loan demand but also the fact that no securities were added to the Bank's balance sheet as a result of the two branch openings. The carrying value of the portfolio, however, did increase by $775,000 due to the decrease in market interest rates which occurred in late 2000. At December 31, 2000, the portfolio's market value was approximately $24,000 less than its amortized cost.

     The portfolio continues to be primarily comprised of fixed rate debt securities issued by US government agencies, state and municipal authorities, and investment grade domestic corporations. The Company does not own securities of any state, municipality or corporation which exceed 10% of shareholders' equity.

     Although callable securities are utilized from time to time, most of the securities held have known maturity dates which management prefers as it attempts to ladder security maturities to provide a steady stream of liquidity. This ladder typically is not longer than 5 years and at December 31, 2000 the weighted average maturity of the portfolio was 2.26 years.

     At December 31, 2000 securities with an amortized cost of $18,327,000 were pledged to secure deposits and securities sold under agreements to repurchase. The need to replace these pledged securities upon their maturity may limit the ability of the portfolio to generate liquidity. This is particularly true in 2001 when $8,357,000 of the $10,328,000 in maturing securities are pledged. A discussion of the Bank's liquidity position may be found later in this report. For additional information about the Company's security portfolio, refer to Note 4 to the financial statements.

     The Bank generally tries to minimize its involvement in the overnight federal funds sold market. Nonetheless, at any given time the execution of specific investing or funding strategies, or fluctuations in deposit and loan balances, may require the bank to sell, or buy, funds on an overnight basis. During the year 2000 the Bank maintained average fed funds sold of $965,000 although no overnight funds were sold as of December 31, 2000.

Deposits and Other Funding Sources
----------------------------------

     Over the past several years, deposit growth has been a major challenge for banks including Citizens. While total deposits of $121,519,000 at December 31, 2000 are $11,287,000 more than at December 31, 1999, absent the two new branches, growth was $3,009,000 or 2.7%. Average deposits exclusive of the new branches actually decreased $1,327,000 to $112,042,000.

     Competition for deposit dollars, not just from other banks, but also from savings institutions, credit unions, mutual funds, insurance and annuity providers, brokerage firms, and others, continues to increase. During 2000 this impacted Citizens deposit base particularly in the lower yielding interest bearing checking and money market portfolios which, on a same office basis, lost $2,559,000, or 12.7%, of their year end 1999 total. Similarly, regular savings accounts, excluding higher paying sweep accounts offered to certain higher balance customers, also fell from their 1999 level.

     The Bank expects to make a concerted effort to attract deposits in 2001 by utilizing more effective marketing and sales efforts and market specific pricing practices. Through January, deposit growth at the Snowshoe branch has exceeded management's expectations while the recent trend toward lower interest rates is likely to reduce the negative impact on the Bank's interest bearing checking, money market and savings portfolios.

     In the event deposit growth is not sufficient to satisfy loan demand, or otherwise fund the Bank's earning assets, the Bank has the ability to borrow funds from its correspondent banks, and, as a member of the Federal Home Loan Bank of Pittsburgh, also has access to a variety of its credit products. At December 31, 2000, the Bank has unused lines of credit with these sources totaling $49,121,000.

     The Bank's short-term borrowings include overnight borrowings from the Federal Home Loan Bank and several repurchase agreements with local customers. These items totaled $12,367,000 at December 31, 2000 comprised of $3,226,000 in overnight borrowings and $9,141,000 in repurchase agreements. On average, overnight borrowings were $630,000 during the year while repurchase agreements averaged $8,947,000. Two of the repurchase agreements, with year-end balances totaling $4.4 million, mature on June 30, 2001 while the remaining agreement is open-ended and carries no maturity. Throughout 2000, these customers maintained higher balances in their repurchase agreements than previously as their average balance in 1999 was $5,693,000.

     Long-term borrowings of $868,000 and $943,000 at December 31, 2000 and 1999, respectively, are used to fund certain loan projects. The Bank did not acquire any additional long-term debt in 2000 and financed the construction of its Snowshoe branch internally. Currently, no plans to acquire additional long-term financing exist.

Capital Resources
-----------------

     Citizens' capital kept pace with its asset growth in 2000 being 11.3% of total assets, or $17,390,000 at December 31, 2000 and 11.6% of total assets, $15,954,000, at December 31, 1999. The year's strong earnings and improvement in the market value of the available for sale securities portfolio helped support the capital base. Dividends paid to shareholders were again increased by $.10 per share to $1.20 which represents a dividend payout ratio of 41.4%. As previously noted, the Company utilized its own capital to construct the new Snowshoe branch.

     The Federal Reserve's risk-based capital guidelines provide for the relative weighting of both on-balance-sheet and off-balance-sheet items based on their degree of risk. The Company continues to exceed all regulatory capital requirements as shown in Note 13 to the financial statements. Management is unaware of any trends or uncertainties, nor do any plans exist, which may materially impair or alter its capital position.

     The Company's stock remains thinly traded on the over the counter market under the symbol CIWV. The stock traded on just 55 days during the year with 88,700 shares changing hands including the Company's purchase of 5,220 shares of treasury stock. Like many banks, the value of the Company's stock fell during the first half of 2000 as investors continued their movement toward other sectors including, technology. While the collapse of the technology sector in the later half of the year did cause many investors to return to bank stocks, generally only very liquid bank stocks were rewarded. Consequently, Citizens stock, which opened the year at $38 per share, ended the year at $27.50 per share.

Liquidity and Interest Rate Sensitivity
---------------------------------------

     The objective of the Company's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of customers, the credit needs of borrowers, and to provide for other operational needs. Liquidity is provided by various internal sources including unpledged investment securities, federal funds sold, loan repayments and the ability to maintain a stable or growing deposit base. In addition, external sources of liquidity are also available as discussed earlier in the section on Deposits and Other Funding Sources.

     Each quarter, management tests the Bank's ability to satisfy its anticipated liquidity demands over the next twelve months. Strong loan demand, the high degree of competition for deposits, and the need to pledge a significant portion of the security portfolio to secure the deposits of local governmental units and for repurchase agreements has reduced the Company's liquidity position. Should recent loan and deposit trends continue, it is probable the Company will need to access its external funding sources to provide liquidity. Such a need would more than likely be short-term in nature as the security portfolio provides significant liquidity in 2002.

     While sufficient sources of liquidity are readily available, management is dedicating significant resources toward the gathering of deposits in 2001. In addition, should we experience an economic slowdown as many economists predict, loan demand, and the resultant need for liquidity, is likely to be reduced.

     The objective of the Company's interest rate sensitivity management program also known as asset/liability management, is to maximize net interest income while minimizing the risk of adverse effects from changing interest rates. This is done by controlling the mix and maturities of interest sensitive assets and liabilities. The Bank has established an asset/liability committee for this purpose. The Bank uses several techniques to monitor and control interest rate risk including gap analysis, interest rate shock testing and other forms of simulation modeling.

     Gap analysis is a static measure and does not consider future changes in volume of rate sensitive assets or liabilities or the possibility that interest rates of various products may not change by the same amount or at the same time. Therefore, certain assumptions must be made in constructing the gap. The Company monitors its gap on a monthly basis. As of December 31, 2000, the Company's one year gap is negative. This indicates that more liabilities than assets are subject to repricing over the next year. Traditional theory indicates that in a falling interest rate environment this could result in increased earnings.

     On a quarterly basis the Company utilizes interest rate shock testing to further manage interest rate risk. Such tests project net interest income given an immediate and sustained change in interest rates applied to all interest earning assets and interest sensitive liabilities. Although such tests contain some of the same shortcomings as gap analysis, they are very useful in defining boundaries of interest rate risk exposure. As of December 31, 2000, these tests project that an immediate and sustained increase in rates of 200 basis points would cause net interest income to fall 8.79%. Conversely, a 200 basis point decrease in rates is estimated to cause net interest income to increase 7.97%. These measures are within management's parameters.

     In addition to these tests, the Bank also uses simulation models to monitor interest rate risk and prepare income projections.

Impact of Inflation
-------------------

     The consolidated financial statements and related data included in this report were prepared in accordance with generally accepted accounting principles, which require the Company's financial position and results of operations to be measured in terms of historical dollars except for the available for sale security portfolio. Consequently, the relative value of money generally is not considered. Nearly all of the Company's assets and liabilities are monetary in nature and, as a result, interest rates and competition in the market area tend to have a more significant impact on the Company's performance than the effect of inflation.

     However, inflation does affect noninterest expenses such as personnel costs and the cost of services and supplies used by the Company. Management attempts to offset such increases by controlling the level of noninterest expenditures and increasing levels of noninterest income. Because inflation rates have generally been low during the time covered by the accompanying financial statements, the impact of inflation on the Company's earnings has not been significant.

                            CITIZENS FINANCIAL CORP.
                                AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 1999

ASSETS                                                               2000               1999
                                                                ------------       ------------
Cash and due from banks                                         $  4,540,327       $  5,698,937
Securities available for sale                                     42,337,429         41,561,821
Loans, less allowance for loan losses of $1,150,900 and
  $1,011,479, respectively                                       101,032,931         85,664,538
Bank premises and equipment, net                                   2,356,202          1,391,128
Accrued interest receivable                                        1,214,805          1,035,183
Other assets                                                       2,049,923          1,945,326
                                                                ------------       ------------

     Total Assets                                               $153,531,617       $137,296,933
                                                                ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Deposits:
  Noninterest bearing                                           $ 16,694,201       $ 12,945,480
  Interest bearing                                               104,824,670         97,286,833
                                                                ------------       ------------
     Total deposits                                              121,518,871        110,232,313
Short-term borrowings                                             12,366,699          9,172,961
Long-term borrowings                                                 867,686            942,645
Other liabilities                                                  1,388,189            994,722
                                                                ------------       ------------

     Total liabilities                                           136,141,445        121,342,641
                                                                ------------       ------------

Commitments and Contingencies

Shareholders' equity
Common stock, $2.00 par value, authorized
  2,250,000 shares, issued 750,000 shares                          1,500,000          1,500,000
Additional paid-in capital                                         2,100,000          2,100,000
Retained earnings                                                 15,830,556         14,722,747
Accumulated other comprehensive income                               (15,817)          (524,873)
Treasury stock at cost, 99,388 and
  94,168 shares, respectively                                     (2,024,567)        (1,843,582)
                                                                ------------       ------------

     Total shareholders' equity                                   17,390,172         15,954,292
                                                                ------------       ------------

     Total liabilities and shareholders' equity                 $153,531,617       $137,296,933
                                                                ============       ============

                 See Notes to Consolidated Financial Statements

                            CITIZENS FINANCIAL CORP.
                                AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME
For The Years Ended December 31, 2000, 1999 and 1998

                                                        2000          1999         1998
                                                     -----------   -----------  -----------
Interest income
  Interest and fees on loans                         $ 8,479,351   $ 7,504,063  $ 7,836,571
  Interest and dividends on securities:
     Taxable                                           2,281,492     2,117,266    2,061,442
     Tax-exempt                                          332,024       363,941      369,216
  Interest on federal funds sold                          61,113        72,919       69,008
                                                     -----------   -----------  -----------
     Total interest income                            11,153,980    10,058,189   10,336,237
                                                     -----------   -----------  -----------

Interest expense
  Interest on deposits                                 3,843,844     3,610,532    3,805,054
  Interest on short-term borrowings                      530,119       340,047      242,813
  Interest on long-term borrowings                        50,557        12,351       59,967
                                                     -----------   -----------  -----------
     Total interest expense                            4,424,520     3,962,930    4,107,834
                                                     -----------   -----------  -----------

     Net interest income                               6,729,460     6,095,259    6,228,403
  Provision for loan losses                              263,969       714,152      120,000
                                                     -----------   -----------  -----------
     Net interest income after provision
       for loan losses                                 6,465,491     5,381,107    6,108,403
                                                     -----------   -----------  -----------

Noninterest income
  Trust income                                           206,345       176,014      136,995
  Service fees                                           424,264       324,449      264,447
  Insurance commissions                                   17,653        28,629       20,641
  Securities (losses) gains                              (14,201)       16,437          900
  Other                                                  344,512       155,062      132,344
                                                     -----------   -----------  -----------
     Total noninterest income                            978,573       700,591      555,327
                                                     -----------   -----------  -----------

Noninterest expense
  Salaries and employee benefits                       2,312,076     2,334,317    2,144,275
  Net occupancy expense                                  199,098       177,417      247,279
  Equipment rentals, depreciation and maintenance        311,786       314,808      290,224
  Data processing                                        354,166       369,590      411,782
  Advertising                                             76,547        73,859       82,637
  FDIC insurance                                          23,560        13,091       13,086
  Other                                                1,304,476     1,207,989    1,052,757
                                                     -----------   -----------  -----------
     Total noninterest expense                         4,581,709     4,491,071    4,242,040
                                                     -----------   -----------  -----------

Income before income taxes                             2,862,355     1,590,627    2,421,690

  Income tax expense                                     973,112       489,970      821,284
                                                     -----------   -----------  -----------

     Net income                                      $ 1,889,243   $ 1,100,657  $ 1,600,406
                                                     ===========   ===========  ===========

Basic earnings per common share                      $      2.90   $      1.67  $      2.41
                                                     ===========   ===========  ===========

Average common shares outstanding                        651,995       658,910      663,487
                                                     ===========   ===========  ===========

                 See Notes to Consolidated Financial Statements

                            CITIZENS FINANCIAL CORP.
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2000, 1999, and 1998

                                                                  2000          1999         1998
                                                               ----------   -----------   ----------
Net Income                                                     $1,889,243   $ 1,100,657   $1,600,406
                                                               ----------   -----------   ----------

Other comprehensive income:
  Gross unrealized gains/(losses) arising during the period       757,100    (1,220,223)     299,044
  Adjustment for income tax (expense)/benefit                    (257,417)      419,290     (104,960)
                                                               ----------   -----------   ----------
                                                                  499,683      (800,933)     194,084
                                                               ----------   -----------   ----------

  Less:  Reclassification adjustment for losses/(gains)
          included in net income                                   14,201       (16,437)         (98)
  Adjustment for income tax (benefit)/expense                      (4,828)        5,588           33
                                                               ----------   -----------   ----------
                                                                    9,373       (10,849)         (65)
                                                               ----------   -----------   ----------

  Other comprehensive income, net of tax                          509,056      (811,782)     194,019
                                                               ----------   -----------   ----------

Comprehensive Income                                           $2,398,299   $   288,875   $1,794,425
                                                               ==========   ===========   ==========

                 See Notes to Consolidated Financial Statements

                            CITIZENS FINANCIAL CORP.
                                AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2000, 1999 and 1998


                                                                                       Accumulated
                                                                                          Other                      Total
                                          Common Stock        Additional                 compre-                     Share-
                                    ------------------------   Paid-in      Retained      hensive    Treasury       Holders'
                                       Shares       Amount     Capital      Earnings      Income       Stock         Equity
                                    ------------  ----------  ----------  ------------  ----------  ------------  ------------
Balance, December 31, 1997               750,000  $1,500,000  $2,100,000  $13,406,973   $  92,890   $(1,004,955)  $16,094,908
                                    ------------  ----------  ----------  -----------   ---------   -----------   -----------

  Net income                                   -           -           -    1,600,406           -             -     1,600,406

  Cost of 20,386 shares acquired
     as treasury stock                         -           -           -            -           -      (577,939)     (577,939)

  Cash dividends declared
     ($1.00 per share)                         -           -           -     (662,078)          -             -      (662,078)

  Net change in unrealized
     gain (loss) on available
     for sale securities                       -           -           -            -     194,019             -       194,019
                                    ------------  ----------  ----------  -----------   ---------   -----------   -----------
Balance, December 31, 1998               750,000   1,500,000   2,100,000   14,345,301     286,909    (1,582,894)   16,649,316
                                    ------------  ----------  ----------  -----------   ---------   -----------   -----------

  Net income                                   -           -           -    1,100,657           -             -     1,100,657

  Cost of 5,735 shares acquired
     as treasury stock                         -           -           -            -           -      (260,688)     (260,688)

  Cash dividends declared
     ($1.10 per share)                         -           -           -     (723,211)          -             -      (723,211)

  Net change in unrealized
     gain (loss) on available
     for sale securities                       -           -           -            -    (811,782)            -      (811,782)
                                    ------------  ----------  ----------  -----------   ---------   -----------   -----------
Balance, December 31, 1999               750,000   1,500,000   2,100,000   14,722,747    (524,873)   (1,843,582)   15,954,292
                                    ------------  ----------  ----------  -----------   ---------   -----------   -----------

  Net income                                   -           -           -    1,889,243           -             -     1,889,243

  Cost of 5,220 shares acquired
     as treasury stock                         -           -           -            -           -      (180,985)     (180,985)

  Cash dividends declared
     ($1.20 per share)                         -           -           -     (781,434)          -             -      (781,434)

  Net change in unrealized
     gain (loss) on available
     for sale securities                       -           -           -            -     509,056             -       509,056
                                    ------------  ----------  ----------  -----------   ---------   -----------   -----------
Balance, December 31, 2000               750,000  $1,500,000  $2,100,000  $15,830,556   $ (15,817)  $(2,024,567)  $17,390,172
                                    ============  ==========  ==========  ===========   =========   ===========   ===========

                 See Notes to Consolidated Financial Statements

                            CITIZENS FINANCIAL CORP.
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2000, 1999 and 1998

                                                                      2000           1999           1998
                                                                  ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                      $  1,889,243   $  1,100,657   $  1,600,406
  Adjustments to reconcile net income to net
     cash provided by operating activities:
  Depreciation                                                         210,400        194,079        246,664
  Provision for loan losses                                            263,969        714,152        120,000
  Deferred income tax (benefit) expense                                 (7,961)        16,224        (21,849)
  Amortization of security premiums, net
     of accretion of security discounts                                 (7,891)       158,118        184,139
  Amortization of goodwill and organization costs                        7,816          5,283         63,400
  Securities losses (gains)                                             14,201        (16,437)          (900)
  Other (gains) losses                                                  (3,214)        36,441          5,285
  (Increase) decrease in accrued interest receivable                  (179,622)       226,410        (64,495)
  (Increase) in other assets                                          (357,815)      (314,246)      (117,570)
  Increase (decrease) in other liabilities                             393,467         46,349        (11,807)
                                                                  ------------   ------------   ------------

  Net cash provided by operating activities                          2,222,593      2,167,030      2,003,273
                                                                  ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and calls of securities
     held to maturity                                                        -      1,190,000      1,045,000
  Purchases of securities held to maturity                                   -              -     (3,138,101)
  Proceeds from sales of securities available for sale               4,452,748      3,527,373        502,225
  Proceeds from maturities and calls of securities
     available for sale                                              7,465,000      9,470,000      5,773,120
  Principal payments received on securities available for sale         272,317        370,338        406,439
  Purchases of securities available for sale                       (12,200,682)   (13,686,085)   (10,089,633)
  Loans made to customers, net                                     (16,575,751)    (2,043,858)       809,455
  Purchases of bank premises and equipment                          (1,175,474)      (134,030)      (117,375)
  Proceeds from sale of other real estate and other assets             937,721      1,078,252          6,110
                                                                  ------------   ------------   ------------

  Net cash used in investing activities                            (16,824,121)      (228,010)    (4,802,760)
                                                                  ------------   ------------   ------------

                                  (Continued)

For the Years Ended December 31, 2000, 1999 and 1998

                                                                  2000          1999         1998
                                                               -----------   -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand deposit, NOW, money
     market and savings accounts                                 5,301,152      (376,564)   1,406,910
  Net increase (decrease) in time deposits                       5,985,406    (2,854,768)   1,655,268
  Net increase in short-term borrowings                          3,193,738     1,401,994    1,029,335
  Proceeds from long-term borrowings                                     -     3,144,278            -
  Repayments of long-term borrowings                               (74,959)      (70,096)     (65,549)
  Dividends paid                                                  (781,434)     (723,211)    (662,078)
  Acquisition of treasury stock                                   (180,985)     (260,688)    (577,939)
                                                               -----------   -----------   ----------

  Net cash provided by financing activities                     13,442,918       260,945    2,785,947
                                                               -----------   -----------   ----------

  Increase (decrease) in cash and cash equivalents              (1,158,610)    2,199,965      (13,540)

Cash and cash equivalents:
  Beginning                                                      5,698,937     3,498,972    3,512,512
                                                               -----------   -----------   ----------

  Ending                                                       $ 4,540,327   $ 5,698,937   $3,498,972
                                                               ===========   ===========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash payments for:
     Interest on deposits and on other borrowings              $ 4,373,238   $ 3,984,921   $4,127,529
                                                               ===========   ===========   ==========

     Income taxes                                              $   883,000   $   530,975   $  835,183
                                                               ===========   ===========   ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES

  Other real estate and other assets acquired in
     settlement of loans                                       $   943,389   $ 1,373,829   $   84,620
                                                               ===========   ===========   ==========

  Transfer of securities from held to maturity to available
     for sale                                                  $         -   $ 7,180,676   $        -
                                                               ===========   ===========   ==========

                 See Notes to Consolidated Financial Statements

                            CITIZENS FINANCIAL CORP.
                                AND SUBSIDIARIES


Notes to Consolidated Financial Statements

Note 1.  Significant Accounting Policies

  Nature of business: Citizens Financial Corp. (Citizens) was incorporated on April 30, 1987. The wholly owned bank subsidiary, Citizens National Bank of Elkins, is a commercial bank with operations in Randolph, Tucker, Grant and Pocahontas Counties of West Virginia. The Bank provides retail and commercial loans, deposit, trust and brokerage services to customers in those counties and nearby areas. During the year ended December 31, 2000, Citizens Financial Corp. established a wholly owned insurance subsidiary, Citizens Financial Services, LLC, for the purpose of investing in ProServ Insurance Agency, LLC. ProServ is a general insurance agency selling primarily property and casualty insurance and was established by the West Virginia Bankers Association. Along with the other member banks, Citizens shares in the income and commissions of ProServ. Citizens' ownership in ProServ is less than 5%.

  Basis of financial statement presentation and accounting estimates: The accounting and reporting policies of Citizens Financial Corp. and its wholly owned subsidiaries conform to generally accepted accounting principles and to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Principles of consolidation: The accompanying consolidated financial statements include the accounts of Citizens Financial Corp. and its wholly owned subsidiaries, Citizens National Bank of Elkins and Citizens Financial Services, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

  Securities held to maturity - There are no securities classified as "held to
  ---------------------------
maturity" in the accompanying financial statements.

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

  Realized gains and losses on sales of securities are recognized on the specific identification method. Amortization of premiums and accretion of discounts are computed using the effective interest method.

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

  Goodwill: Goodwill is being amortized on a straight-line basis over a period of fifteen years. Unamortized goodwill totaled $193,170 and $0 at December 31, 2000 and 1999, respectively.

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

  Basic earnings per share: Basic earnings per common share is computed based upon the weighted average shares outstanding. The weighted average shares outstanding were 651,995, 658,910 and 663,487 for the years ended December 31, 2000, 1999 and 1998, respectively. During the years ended December 31, 2000, 1999 and 1998, the Company did not have any potentially dilutive securities.

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

  Derivative Instruments and Hedging Activities: During 2000, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement requires the Bank to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company was not a party to any derivative instruments during the year ended December 31, 2000, and accordingly the adoption of this pronouncement had no effect on the Company's earnings or financial position.

  Reclassifications: Certain accounts in the consolidated financial statements for 1999 and 1998, as previously presented, have been reclassified to conform to current year classifications.

Note 2.  Branch Acquisition

On May 27, 2000, Citizens National Bank purchased a branch banking facility in Petersburg, West Virginia from South Branch Valley National Bank. As a result of this acquisition, Citizens National Bank assumed $1,922,000 in demand deposits, $743,000 in savings deposits and $4,825,000 in time deposits. The Bank also acquired loans totaling $6,203,000. Included in these loans were $2,542,000 in variable rate mortgage loans and $3,449,000 in consumer loans. No loans of a long-term, fixed rate nature were acquired. The fair value of the loans and deposits acquired approximated their carrying value at the date of acquisition. The Bank paid $201,000 over the fair value of the net assets acquired. This amount is reflected as goodwill and is being amortized over 15 years.

Note 3.  Cash Concentrations

  At December 31, 2000 and 1999, the subsidiary bank had no cash concentrations.

Note 4.  Securities

  The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at December 31, 2000 and 1999, are summarized as follows:

                                                                              2000
                                                          ---------------------------------------------
                                                                                              Carrying
                                                                                               Value
                                                                                             (Estimated
                                                          Amortized         Unrealized          Fair
                                                                         ------------------
                                                             Cost          Gains    Losses      Value)
                                                          -----------    --------  --------  -----------
Available for sale:
 U.S. Government agencies and corporations                $20,232,537    $107,161  $ 81,701  $20,257,997
 Mortgage-backed securities - U.S. Government
  agencies and corporations                                 1,165,972           -    23,276    1,142,696
 Federal Reserve Bank stock                                   108,000           -         -      108,000
 Federal Home Loan Bank stock                                 623,800           -         -      623,800
 Corporate debt securities                                 14,895,043     147,510   192,588   14,849,965
 Tax exempt state and political subdivisions                5,336,041      33,267    14,337    5,354,971
                                                          -----------    --------  --------  -----------

  Total securities available for sale                     $42,361,393    $287,938  $311,902  $42,337,429
                                                          ===========    ========  ========  ===========

                                                                                1999
                                                          -----------------------------------------------
                                                                                              Carrying
                                                                                               Value
                                                                                             (Estimated
                                                          Amortized            Unrealized       Fair
                                                                         ------------------
                                                             Cost          Gains    Losses      Value)
                                                          -----------    --------  --------  -----------
Available for sale:
 U.S. Treasury securities                                 $   500,844    $    721  $      -  $   501,565
 U.S. Government agencies and corporations                 18,820,952           -   367,623   18,453,329
 Mortgage-backed securities - U.S. Government
  agencies and corporations                                 1,441,649           -    63,321    1,378,328
 Federal Reserve Bank stock                                   108,000           -         -      108,000
 Federal Home Loan Bank stock                                 623,800           -         -      623,800
 Corporate debt securities                                 13,678,016         970   355,270   13,323,716
 Tax exempt state and political subdivisions                7,183,822      38,203    48,942    7,173,083
                                                          -----------    --------  --------  -----------

  Total securities available for sale                     $42,357,083    $ 39,894  $835,156  $41,561,821
                                                          ===========    ========  ========  ===========

  The maturities, amortized cost and estimated fair values of the Company's securities at December 31, 2000 are summarized as follows:

                                                            Available for Sale
                                                       -------------------------------
                                                                            Carrying
                                                                             Value
                                                                           (Estimated
                                                       Amortized              Fair
                                                          Cost               Value)
                                                       -----------        ------------
     Due within one year                               $10,327,977         $10,333,167
     Due after one through five years                   30,892,234          30,865,468
     Due after five through ten years                      409,382             406,994
     Due after ten years                                         -                   -
     Equity securities                                     731,800             731,800
                                                       -----------         -----------

       Total                                           $42,361,393         $42,337,429
                                                       ===========         ===========

Mortgage backed securities have remaining contractual maturities ranging from 4 to 4.5 years and are reflected in the maturity distribution schedule based on their anticipated average life to maturity, which ranges from 2.5 to 3 years. Accordingly, discounts are accreted and premiums are amortized over the anticipated life to maturity of the specific obligation.

  The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage-backed securities, and the related gross gains and losses realized are as follows:

                                                    Proceeds From                 Gross Realized
                                        ------------------------------------  -----------------------
                Years Ended                           Calls and    Principal
                December 31,              Sales      Maturities    Payments       Gains       Losses
------------------------------------    ----------  -------------  ---------  --------------  -------
2000
       Securities available for sale    $4,452,748    $ 7,465,000   $272,317       $     -    $14,201
                                        ==========    ===========   ========       =======    =======

1999
       Securities held to maturity      $        -    $ 1,190,000   $      -       $     -    $     -
       Securities available for sale     3,527,373      9,470,000    370,338        16,437          -
                                        ----------    -----------   --------       -------    -------

                                        $3,527,373    $10,660,000   $370,338       $16,437    $     -
                                        ==========    ===========   ========       =======     ======
1998
       Securities held to maturity      $        -    $ 1,045,000   $      -       $     -    $     -
       Securities available for sale       502,225      5,773,120    406,439           900          -
                                        ----------    -----------   --------       -------    -------

                                        $  502,225    $ 6,818,120   $406,439       $   900    $     -
                                        ==========    ===========   ========       =======    =======

  At December 31, 2000 and 1999 securities carried at $18,326,562 and $17,573,740, respectively, with estimated fair values of $18,351,047 and $17,078,942, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

  At December 31, 2000, the Company had a concentration within its corporate debt securities classification which included obligations of financial services industry companies with global operations having an approximate carrying value of $5,016,986 and an estimated fair value of $4,998,600. There were no concentrations with any one issuer.

  Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities which are included in securities available for sale in the accompanying financial statements. Such securities are carried at cost, since they may only be sold back to the respective issuer or another member at par value.


Note 5. Loans

  Loans are summarized as follows:

                                                                  December 31,
                                                          --------------------------
                                                              2000          1999
                                                          ------------   -----------
          Commercial, financial and agricultural          $ 15,746,846   $14,035,319
          Real estate - construction                         2,032,381     1,368,664
          Real estate - mortgage                            70,064,727    61,242,583
          Installment loans                                 14,401,988    10,146,898
          Other                                                 35,323        18,324
                                                          ------------   -----------
          Total loans                                      102,281,265    86,811,788

          Net deferred loan origination fees and costs         (60,901)     (105,599)
          Less unearned income                                 (36,533)      (30,172)
                                                          ------------   -----------
            Total loans net of unearned income and net
            deferred loan origination fees and costs       102,183,831    86,676,017
          Less allowance for loan losses                     1,150,900     1,011,479
                                                          ------------   -----------

            Loans, net                                    $101,032,931   $85,664,538
                                                          ============   ===========

  Included in the above balance of net loans are nonaccrual loans amounting to $180,535 and $56,938 at December 31, 2000 and 1999, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $4,974, $3,777 and $5,107 for the years ended December 31, 2000, 1999 and 1998, respectively.

  In the past, the subsidiary bank has made loans, in the normal course of business, to its directors, executive officers and their related interests, and will continue to make such loans in the future. At December 31, 2000 and 1999, outstanding loans of this nature totaled $4,866,436 and $4,355,969, respectively.

  The following presents the activity with respect to related party loans aggregating $60,000 or more to directors, executive officers, and their related interests of Citizens Financial Corp. and subsidiaries during the years ended December 31, 2000 and 1999:

                                    2000          1999
                                 -----------   -----------
          Balance, beginning     $ 4,338,985   $ 3,200,057
            Additions              4,240,661     5,259,579
            Amounts collected     (3,779,489)   (4,120,651)
                                 -----------   -----------

          Balance, ending        $ 4,800,157   $ 4,338,985
                                 ===========   ===========

  The following represents contractual loan maturities at December 31, 2000 without regard to scheduled periodic principal repayments on amortizing loans:

                                                        Due After 1
                                              Due      But Within       Due
                                          Within 1 Yr     5 Yrs     After 5 Yrs     Total
                                          -----------  -----------  -----------  ------------

Commercial, financial and agricultural    $ 2,374,771  $ 4,604,365  $ 8,767,710  $ 15,746,846
Real estate - construction                    792,443      890,200      349,738     2,032,381
Real estate - mortgage                      1,469,662    6,200,088   62,394,977    70,064,727
Net installment loans                       1,295,525   12,481,854      624,609    14,401,988
Other                                               -       23,789       11,534        35,323
                                          -----------  -----------  -----------  ------------
                                          $ 5,932,401  $24,200,296  $72,148,568  $102,281,265
                                          ===========  ===========  ===========  ============

Loans due after one year with:

       Variable rates                     $71,249,879
       Fixed rates                         25,098,985
                                          -----------
        Total                             $96,348,864
                                          ===========

  Concentrations of credit risk: The Company's banking subsidiary, Citizens National Bank of Elkins, grants installment, commercial and residential loans to customers in central and eastern, West Virginia in striving to maintain a diversified loan portfolio.

  As of December 31, 2000, Citizens National Bank had direct and indirect extensions of credit to automobile dealers totaling approximately $8,100,000. These loans consist of automobile floor plan loans and commercial loans which are generally secured by liens on the pledges of accounts receivable, inventories or personal guarantees. The Bank evaluates each such customer's credit worthiness on a case-by-case basis. The amount of collateral obtained is based upon management's credit evaluation.

Note 6.  Allowance for Loan Losses

  An analysis of the allowance for loan losses for the years ended December 31, 2000, 1999 and 1998, is as follows:

                                                       2000        1999        1998
                                                    ----------  ----------  ----------
          Balance, beginning of year                $1,011,479  $1,109,595  $1,094,185
                                                    ----------  ----------  ----------

          Losses:
          Commercial, financial and agricultural        42,750     760,374       2,864
          Real estate - mortgage                        67,248      88,526      12,204
          Installment                                   62,409      76,363      81,502
          Credit cards                                       -      51,713      57,210
                                                    ----------  ----------  ----------
             Total                                     172,407     976,976     153,780
                                                    ----------  ----------  ----------

          Recoveries:
          Commercial, financial and agricultural        22,689      99,476       3,731
          Real estate - mortgage                         4,824      43,680      20,314
          Installment                                   20,346      14,762      14,817
          Credit cards                                       -       6,790      10,328
                                                    ----------  ----------  ----------

            Total                                       47,859     164,708      49,190
                                                    ----------  ----------  ----------

          Net losses                                   124,548     812,268     104,590
          Provision for loan losses                    263,969     714,152     120,000
                                                    ----------  ----------  ----------

          Balance, end of year                      $1,150,900  $1,011,479  $1,109,595
                                                    ==========  ==========  ==========

  The Company's total recorded investment in impaired loans at December 31, 2000 and 1999 approximated $591,056 and $661,341, respectively, for which the required allowance for loan losses was $100,000 and $100,000, respectively, as determined in accordance with generally accepted accounting principles. The Company's average investment in such loans was $627,512 for the year ended December 31, 2000. All impaired loans at December 31, 2000, were collateral dependent, and accordingly, the fair value of the loan's collateral was used to measure the impairment of each.

  For purposes of SFAS Nos. 114 and 118, the Company considers groups of smaller-balance, homogeneous loans to include: mortgage loans secured by residential property, other than those which significantly exceed the subsidiary bank's typical residential mortgage loan amount (currently those in excess of $100,000); small balance commercial loans (currently those less than $50,000); and installment loans to individuals, exclusive of those loans in excess of $50,000.

  For the years ended December 31, 2000, 1999 and 1998, the Company recognized approximately $62,889, $59,060 and $144,602, respectively, in interest income on impaired loans. Using the cash basis-method of accounting, the Company would have recognized approximately the same amount of interest income on such loans.

Note 7.  Bank Premises and Equipment

  The major categories of bank premises and equipment and accumulated depreciation at December 31, 2000 and 1999, are summarized as follows:

                                            2000        1999
                                         ----------  ----------
     Land                                $  397,092  $  309,029
     Buildings and improvements           3,444,636   2,658,299
     Furniture and equipment              1,850,759   1,623,703
                                         ----------  ----------
                                          5,692,487   4,591,031

     Less accumulated depreciation        3,336,285   3,199,903
                                         ----------  ----------

     Bank premises and equipment, net    $2,356,202  $1,391,128
                                         ==========  ==========

  Depreciation expense for the years ended December 31, 2000, 1999 and 1998, totaled $210,400, $194,079 and $246,664, respectively.

Note 8.  Deposits

  The following is a summary of interest bearing deposits by type as of December 31, 2000 and 1999:

                                                         2000          1999
                                                     ------------   -----------
     NOW and Super NOW accounts                      $ 13,855,723   $13,737,203
     Money market accounts                              5,187,510     6,457,709
     Savings accounts                                  30,211,119    27,507,009
     Certificates of deposit under $100,000            42,383,730    38,968,294
     Certificates of deposit of $100,000 or more       13,186,588    10,616,618
                                                     ------------   -----------

       Total                                         $104,824,670   $97,286,833
                                                     ============   ===========

Interest expense on deposits is summarized below:

                                                         2000           1999         1998
                                                     ------------    -----------   ----------
     NOW and Super NOW accounts                      $    244,148    $   241,943   $  281,897
     Money market accounts                                123,397        115,536      145,026
     Savings accounts                                     832,725        707,127      760,135
     Certificates of deposit under $100,000             2,000,343      1,924,776    2,003,196
     Certificates of deposit of $100,000 or more          643,231        621,150      614,800
                                                     ------------    -----------   ----------

       Total                                         $  3,843,844    $ 3,610,532   $3,805,054
                                                     ============    ===========   ==========

  The following is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 2000:

                                                       Amount     Percent
                                                     -----------  --------

       Three months or less                          $ 2,782,055       21%
       Three through six months                        2,078,432       16%
       Six through twelve months                       3,039,341       23%
       Over twelve months                              5,286,760       40%
                                                     -----------      ---

          Total                                      $13,186,588      100%
                                                     ===========      ===

A summary of the maturities for all time deposits as of December 31, 2000, follows:


          Year                                         Amount
          ----                                       -----------

          2001                                       $33,843,087
          2002                                        13,735,827
          2003                                         6,039,538
          2004                                         1,154,815
          2005                                           797,051
                                                     -----------

                                                     $55,570,318
                                                     ===========

  At December 31, 2000, deposits of related parties including directors, executive officers, and their related interests of Citizens Financial Corp. and subsidiaries approximated $6,300,000.

Note 9.  Income Taxes

  The components of applicable income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998, are as follows:

                                                           2000       1999      1998
                                                         --------   --------  --------
     Current:
       Federal                                           $848,650   $390,037  $717,630
       State                                              132,423     83,709   125,503
                                                         --------   --------  --------

                                                          981,073    473,746   843,133
                                                         --------   --------  --------
     Deferred
       Federal                                             (7,123)    14,517   (20,834)
       State                                                 (838)     1,707    (1,015)
                                                         --------   --------  --------

                                                           (7,961)    16,224   (21,849)
                                                         --------   --------  --------

         Total                                           $973,112   $489,970  $821,284
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

  The tax effects of temporary differences which give rise to the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999, are as follows:

                                                           2000       1999
                                                         --------   --------
       Deferred tax assets:
          Allowance for loan losses                      $278,216   $234,735
          Employee benefit plans                            8,844     27,485
          Accrued income and expenses                      19,883     19,008
          Depreciation                                     26,330     29,930
          Net loan origination fees and costs              23,142     40,128
          Net unrealized loss on securities                 8,148    270,389
                                                         --------   --------
                                                          364,563    621,675
                                                         --------   --------

       Deferred tax liabilities:
          Accretion on securities                         (57,581)   (60,413)
                                                         --------   --------

          Net deferred tax asset                         $306,982   $561,262
                                                         ========   ========

  A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rate by book pretax income for the years ended December 31, 2000, 1999 and 1998, is as follows:

                                                           2000                  1999                  1998
                                                   -------------------   -------------------   -------------------
                                                    Amount     Percent    Amount     Percent    Amount     Percent
                                                   ---------   -------   ---------   -------   ---------   -------
 Computed tax at applicable statutory rate         $ 973,201      34.0   $ 540,813      34.0   $ 823,374      34.0
   Increase (decrease) in taxes resulting from:
   Tax-exempt interest                              (132,983)     (4.7)   (135,043)     (8.5)   (132,395)     (5.5)
   Amortization of organization costs                      -         -       1,796       0.1      21,556       0.9
   State income taxes, net of federal
      tax benefit                                     87,399       3.1      55,248       3.5      82,832       3.4
   Other, net                                         45,495       1.6      27,156       1.7      25,917       1.1
                                                   ---------      ----   ---------      ----   ---------      ----

     Applicable income taxes                       $ 973,112      34.0   $ 489,970      30.8   $ 821,284      33.9
                                                   =========      ====   =========      ====   =========      ====

Note 10.  Employee Benefit Plans

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

                                                    Pension      Pension      Pension
                                                    Benefit      Benefit      Benefit
                                                     2000         1999         1998
                                                  ----------   ----------   ----------
Change in benefit obligation

Benefit obligation at beginning of year           $2,917,738   $3,091,266   $2,654,130
Service cost                                          79,857       97,536       81,678
Interest cost                                        216,029      214,210      201,790
Change in discount rate                                    -     (385,160)      98,203
Experience (gain) loss                              (210,520)      37,578      196,399
Benefits paid                                       (133,809)    (137,692)    (140,934)
                                                  ----------   ----------   ----------
Benefit obligation at end of year                 $2,869,295   $2,917,738   $3,091,266
                                                  ==========   ==========   ==========

Change in plan assets

Fair value of plan assets at beginning of year    $4,227,792   $4,150,004   $4,046,829
Actual return on plan assets                         250,538      215,480      244,109
Employer contribution                                      -            -            -
Plan participants' contributions                           -            -            -
Benefits paid                                       (133,809)    (137,692)    (140,934)
                                                  ----------   ----------   ----------
Fair value of plan assets at end of year          $4,344,521   $4,227,792   $4,150,004
                                                  ==========   ==========   ==========


Funded status                                     $1,475,226   $1,310,054   $1,058,738
Unrecognized net actuarial gain                     (694,288)    (612,407)    (396,256)
Unrecognized prior service benefit                  (149,527)    (167,895)    (186,263)
Unrecognized net obligation at transition            (70,051)     (93,172)    (116,293)
                                                  ----------   ----------   ----------
Prepaid benefit cost                              $  561,360   $  436,580   $  359,926
                                                  ==========   ==========   ==========
Weighted-average assumptions as of December 31

Discount rate                                           8.00%        8.00%        7.00%
Expected return on plan assets                          8.50%        8.50%        8.50%
Rate of compensation increase                           5.00%        5.00%        5.00%

Components of net periodic benefit cost

Service cost                                      $   79,857   $   97,536   $   81,678
Interest cost                                        216,029      214,210      201,790
Expected return on plan assets                      (353,329)    (346,911)    (335,969)
Net amortization and deferral                        (67,337)     (41,489)     (58,727)
                                                  ----------   ----------   ----------
Net periodic benefit cost                         $ (124,780)  $  (76,654)  $ (111,228)
                                                  ==========   ==========   ==========

  401(k) Plan: The Bank has a 401(k) profit-sharing plan for the benefit of all employees who have attained the age of 21 and completed one year of continuous service. The Plan as amended allows participating employees to contribute up to 15% of their annual compensation and permits the Bank to make discretionary non-matching contributions to the Plan in such amount as the Board may determine to be appropriate. Contributions made to the Plan by the Bank for the years ended December 31, 2000, 1999 and 1998, were $59,000, $23,000 and $39,139, respectively.

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


                                                   Health Care   Health Care   Health Care
                                                       Plan          Plan          Plan
                                                       2000          1999          1998
                                                    ---------     ---------     ---------
Change in benefit obligation

Benefit obligation at beginning of year             $ 387,693     $ 399,876     $ 371,424
Service cost                                           16,883        16,119        14,916
Interest cost                                          25,811        25,201        24,152
Change in discount rate                                     -             -             -
Experience loss/(gain)                                    811       (25,245)       12,184
Net amortization and deferral                               -             -             -
Benefits paid                                         (25,985)      (28,258)      (22,800)
                                                    ---------     ---------     ---------
Benefit obligation at end of year                   $ 405,213     $ 387,693     $ 399,876
                                                    =========     =========     =========

Change in plan assets

Fair value of plan assets at beginning of year      $       -     $       -     $       -
Actual return on plan assets                                -             -             -
Employer contribution                                       -             -             -
Plan participants' contributions                       25,985        28,258        22,800
Experience (loss)/gain                                      -             -             -
Benefits paid                                         (25,985)      (28,258)      (22,800)
                                                    ---------     ---------     ---------
Fair value of plan assets at end of year            $       -     $       -     $       -
                                                    =========     =========     =========

Funded status                                       $(405,213)    $(387,693)    $(399,876)
Unrecognized net actuarial gain                       (85,761)      (89,860)      (66,277)
Unrecognized prior service benefit                          -             -             -
Unrecognized net obligation at transition             205,327       222,438       239,549
                                                    ---------     ---------     ---------
Prepaid (accrued) benefit cost                      $(285,647)    $(255,115)    $(226,604)
                                                    =========     =========     =========

Weighted-average assumptions as of december 31

Discount rate                                            7.25%         6.75%         7.00%
Expected return on plan assets                           7.00%         7.00%         7.00%
Rate of compensation increase                               -             -             -

Components of net periodic benefit cost

Service cost                                        $  16,883     $  16,119     $  14,916
Interest cost                                          25,811        25,201        24,152
Expected return on plan assets                         (3,288)       (1,662)       (2,820)
Net amortization and deferral                          17,111        17,111        17,111
Recognized net actuarial loss                               -             -             -
                                                    ---------     ---------     ---------
Net periodic benefit cost                           $  56,517     $  56,769     $  53,359
                                                    =========     =========     =========

        Life          Life        Life
     Insurance     Insurance   Insurance
        Plan          Plan        Plan       Total       Total        Total
        2000          1999        1998       2000        1999         1998
        ----          ----        ----       ----        ----         ----

      $ 93,331      $ 93,697    $ 84,724   $ 481,024   $ 493,573   $ 456,148
         4,018         3,860       3,373      20,901      19,979      18,269
         6,506         6,048       5,648      32,317      31,249      29,800
             -             -           -           -           -           -
       (16,539)       (6,854)      3,898     (15,728)    (32,099)     16,082
             -             -           -           -           -           -
        (3,776)       (3,420)     (3,946)    (29,761)    (31,678)    (26,746)
      --------      --------    --------   ---------   ---------   ---------
      $ 83,540      $ 93,331    $ 93,697   $ 488,753   $ 481,024   $ 493,573
      ========      ========    ========   =========   =========   =========

      $      -      $      -    $      -   $       -   $       -   $       -
             -             -           -           -           -           -
             -             -           -           -           -           -
         3,776         3,420       3,946      29,761      31,678      26,746
             -             -           -           -           -           -
        (3,776)       (3,420)     (3,946)    (29,761)    (31,678)    (26,746)
      --------      --------    --------   ---------   ---------   ---------
      $      -      $      -    $      -   $       -   $       -   $       -
      ========      ========    ========   =========   =========   =========

      $(83,540)     $(93,331)   $(93,697)  $(488,753)  $(481,024)  $(493,573)
       (32,664)      (16,592)     (9,763)   (118,425)   (106,452)    (76,040)
             -             -           -           -           -           -
        46,012        49,847      53,682     251,339     272,285     293,231
       --------      --------    --------  ---------   ---------   ---------
      $(70,192)     $(60,076)   $(49,778)  $(355,839)  $(315,191)  $(276,382)
       ========      ========    ========  =========   =========   =========

          7.25%         6.75%       7.00%
          7.00%         7.00%       7.00%
          4.00%         4.00%       4.00%


      $  4,018      $  3,860    $  3,373   $  20,901   $  19,979   $  18,289
         6,506         6,048       5,648      32,317      31,249      29,800
          (467)          (25)       (354)     (3,755)     (1,687)     (3,174)
         3,835         3,835       3,835      20,946      20,946      20,946
             -             -           -           -           -           -
      --------      --------    --------   ---------   ---------   ---------
      $ 13,892      $ 13,718    $ 12,502   $  70,409   $  70,487   $  65,861
      ========      ========    ========   =========   =========   =========

     For measurement purposes, the maximum monthly benefit of $100 payable per eligible retiree under the postretirement health care plan was assumed with no future increases. Accordingly, an assumed 1 percentage point annual increase or decrease in health care cost trend rates would not impact the health care plan's accumulated postretirement benefit obligation at December 31, 2000 or the aggregate of the service and interest cost components of the health care plan's net postretirement benefit cost for the year ended December 31, 2000.

     Executive Supplemental Income Plan The liability accrued for the Executive Supplemental Income Plan at December 31, 2000 and 1999 was $221,918 and $197,838, respectively, which is included in other liabilities. In addition, the Bank has purchased certain insurance contracts to fund the liabilities arising under this plan. At December 31, 2000 and 1999, the cash surrender value of these insurance contracts was $232,246 and $196,568, respectively. Expenses associated with the Plan at December 31, 2000, 1999 and 1998 were $32,348, $27,842 and $14,760, respectively.

Note 11.  Other Borrowings

     Short-Term Borrowings: During 2000 and 1999, the Company's short-term borrowings consisted of securities sold under agreements to repurchase (repurchase agreements) and advances under a line of credit with the Federal Home Loan Bank of Pittsburgh (FHLB). Interest is paid on the repurchase agreements based on either fixed or variable rates as determined upon origination. At December 31, 2000 and 1999, securities with an amortized cost of $12,480,939 and $7,508,567, respectively, and estimated fair values of $12,482,350 and $7,414,358, respectively, were pledged to secure the repurchase agreements.

     As a member of the FHLB, the subsidiary bank has access to various lines of credit under programs administered by the FHLB. Borrowings under these arrangements bear interest at the interest rate posted by the FHLB on the day of the borrowing and are subject to change daily. The lines of credit are secured by a blanket lien on all unpledged and unencumbered assets.

     The following information is provided relative to these obligations:

                                                                  2000                           1999
                                                      --------------------------      --------------------------
                                                       Repurchase       Line of       Repurchase        Line of
                                                       Agreement        Credit        Agreement         Credit
                                                      -----------    -----------      -----------    -----------
     Amount outstanding at December 31                $ 9,040,699     $3,326,000      $7,156,961     $2,016,000

     Weighted average interest rate at December 31           5.71%          6.81%           5.14%          5.65%

     Maximum month-end amount outstanding             $10,370,965     $3,765,000      $9,185,993     $2,016,000

     Average daily amount outstanding                 $ 8,946,696     $  630,109      $5,693,136     $  231,112

     Weighted average interest rate for the year             5.46%          6.56%           5.00%          5.34%

     Long-Term Borrowings: The Company's long-term borrowings of $867,686 and $942,645 at December 31, 2000 and 1999, respectively, consist of advances from the FHLB which are used to finance specific lending activities. Interest is paid at the rate of 5.66%

     A summary of the maturities of the Company's long-term borrowings for the next five years is as follows:


                        Year                    Amount
                        ----                   --------
                        2001                   $ 80,162
                        2002                    486,093
                        2003                      5,719
                        2004                      6,011
                        2005                      6,319
                        2006 and thereafter     283,382
                                               --------

                                               $867,686
                                               ========

Note 12.  Commitments and Contingencies

  At December 31, 2000 and 1999, the subsidiary bank maintained required reserve balances with the Federal Reserve Bank of Richmond approximating $940,000 and $854,000, respectively. The Bank does not earn interest on such reserve balances.

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

                                                         Contract Amount
      Financial Instruments Whose Contract               ---------------
        amounts represent credit risk                  2000            1999
        -----------------------------               -----------     -----------
        Commitments to extend credit                $16,544,127     $12,252,622
        Standby letters of credit                       167,452         247,852
                                                    -----------     -----------

                                                    $16,711,579     $12,500,474
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

Note 13.  Shareholders' Equity and Restrictions on Dividends

  The primary source of funds for the dividends paid by Citizens Financial Corp. is dividends received from its banking subsidiary, Citizens National Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires approval by the Office of the Comptroller of the Currency if dividends declared in any year exceed the year's net income, as defined, plus the retained net profits of the two preceding years. During 2001, the net retained profits available for distribution to Citizens Financial Corp. as dividends without regulatory approval approximate $1,033,193 plus net income of the subsidiary bank for the interim periods through the date of declaration.

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

  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

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

                                                                                       To Be Well Capitalized
                                                              For Capital              Under Prompt Corrective
                                    Actual                 Adequacy Purposes              Action Provisions
                            -------------------          ----------------------       ------------------------
                              Amount      Ratio           Amount          Ratio        Amount           Ratio
                            ---------    ------          --------        ------       -------         --------
As of December 31,
  2000:
Total Capital                $18,351      17.25%           $8,508         8.00%        $10,635         10.00%
  (to Risk Weighted
  Assets)
Tier I Capital                17,200      16.17%            4,254         4.00%          6,381          6.00%
  (to Risk Weighted
  Assets)
Tier I Capital                17,200      11.46%            6,006         4.00%          9,009          6.00%
  (to Average Assets)

As of December 31,
  1999:
Total Capital                $17,486      19.10%           $7,525         8.00%         $9,157         10.00%
  (to Risk Weighted
  Assets)
Tier I Capital                16,475      17.99%            3,663         4.00%          5,464          6.00%
  (to Risk Weighted
  Assets)
Tier I Capital                16,475      11.82%            5,576         4.00%          8,364          6.00%
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

  The carrying values and estimated fair values of the Company's financial instruments are summarized below:

                                             December 31, 2000           December 31, 1999
                                         --------------------------  --------------------------
                                                        Estimated                   Estimated
                                           Carrying        Fair        Carrying        Fair
                                            Value         Value         Value         Value
                                         ------------  ------------  ------------  ------------
  Financial assets:
     Cash and due from banks             $  4,540,327  $  4,540,327  $  5,698,937  $  5,698,937
     Securities available for sale         42,337,429    42,337,429    41,561,821    41,561,821
     Loans                                101,032,931    96,780,225    85,664,538    80,742,640
     Accrued interest receivable            1,214,805     1,214,805     1,035,183     1,035,183
                                         ------------  ------------  ------------  ------------
                                         $149,125,492  $144,872,786  $133,960,479  $129,038,581
                                         ============  ============  ============  ============

  Financial liabilities:
     Deposits                            $121,518,871  $121,517,690  $110,232,313  $110,484,231
     Short-term borrowings                 12,366,699    12,366,699     9,172,961     9,172,961
     Long-term borrowings                     867,686       867,686       942,645       942,645
     Accrued interest payable                 400,399       400,399       350,502       350,502
                                         ------------  ------------  ------------  ------------
                                         $135,153,655  $135,152,474  $120,698,421  $120,950,339
                                         ============  ============  ============  ============

Note 15.  Condensed Financial Statements of Parent Company

  Information relative to the Parent Company's balance sheets at December 31, 2000 and 1999, and the related statements of income and cash flows for the years ended December 31, 2000, 1999 and 1998, are presented below.

                                                                              December 31,
                                                                      -------------------------
                                                                          2000          1999
                                                                      -----------   -----------
     Balance sheets
     --------------
     Assets
     Cash                                                             $     6,265   $     3,724
     Investment in subsidiaries                                        17,383,907    15,950,568
                                                                      -----------   -----------

       Total assets                                                   $17,390,172   $15,954,292
                                                                      ===========   ===========
     Shareholders' equity
     Common stock, $2.00 par value, 2,250,000
       shares authorized, issued 750,000 shares                       $ 1,500,000   $ 1,500,000
     Additional paid-in capital                                         2,100,000     2,100,000
     Retained earnings                                                 15,830,556    14,722,747
     Accumulated other comprehensive income                               (15,817)     (524,873)
     Treasury stock at cost, 99,388 and
       94,168 shares, respectively                                     (2,024,567)   (1,843,582)
                                                                      -----------   -----------

       Total shareholders' equity                                     $17,390,172   $15,954,292
                                                                      ===========   ===========

                                                         For the Years Ended December 31,
                                                      --------------------------------------
Statements of Income                                     2000          1999          1998
---------------------                                 ----------   -----------   -----------
Income - dividends from subsidiary bank               $  976,360   $   989,047   $ 1,244,881
Expenses - operating                                       4,300         4,400         4,894
                                                      ----------   -----------   -----------
Income before equity in undistributed
  income of subsidiary bank                              972,060       984,647     1,239,987
Equity in undistributed income of subsidiary bank        917,183       116,010       360,419
                                                      ----------   -----------   -----------
Net income
                                                      $1,889,243   $ 1,100,657   $ 1,600,406
                                                      ==========   ===========   ===========

                                                         For the Years Ended December 31,
                                                      --------------------------------------
Statements of Cash Flows                                 2000          1999          1998
------------------------                              ----------   -----------   -----------
Cash Flows from Operating Activities
Net income                                            $1,889,243   $ 1,100,657   $ 1,600,406
Adjustments to reconcile net income to net
  cash provided by operating activities:
Equity in undistributed income of subsidiary bank       (917,183)     (116,010)     (360,419)
                                                      ----------   -----------   -----------

Cash provided by operating activities                    972,060       984,647     1,239,987
                                                      ----------   -----------   -----------

Cash Flows from Investing Activities
Investment in insurance subsidiary                        (7,100)            -             -
                                                      ----------   -----------   -----------

Cash (used in) investing activities                       (7,100)            -             -
                                                      ----------   -----------   -----------

Cash flows from Financing Activities
Dividends paid to shareholders                          (781,434)     (723,211)     (662,078)
Acquisition of treasury stock                           (180,985)     (260,688)     (577,939)
                                                      ----------   -----------   -----------

Cash (used in) financing activities                     (962,419)     (983,899)   (1,240,017)
                                                      ----------   -----------   -----------

Increase (decrease) in cash                                2,541           748           (30)

Cash:
   Beginning                                               3,724         2,976         3,006
                                                      ----------   -----------   -----------

   Ending                                             $    6,265   $     3,724   $     2,976
                                                      ==========   ===========   ===========

                         INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Citizens Financial Corp.
  and Subsidiaries
Elkins, West Virginia

  We have audited the accompanying consolidated balance sheets of Citizens Financial Corp. and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Financial Corp. and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

                                            ARNETT & FOSTER, P.L.L.C.



Charleston, West Virginia
January 12, 2001

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
          Financial Disclosure
          --------------------

     No reportable items.


PART III
--------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The number of directors of the Company may consist of not less than five nor more than twenty-five persons in accordance with the Company's Articles of Incorporation. The number of directors is fixed by resolution of a majority vote of the shareholders. Currently, the number of directors of the Company is fixed at nine. Directors are divided into three classes and serve a staggered three year term. The following table sets forth the names of the persons who have served as directors of Citizens Financial Corp. for the year ended December 31, 2000, as well as those appointed to serve in that capacity subsequent to December 31, 2000, their ages and principal occupations, the length of their service to Citizens Financial Corp. and the expiration of their present term.

                         Principal
                         Occupation                                           Present
                         During Past                  Director                Term
Name and Age             Five Years                   Since (1)               Expires
------------             -----------                  ----------              -------
Robert N. Alday          President,                   September, 1986         April, 2003
85                       Phil Williams
                         Coal Company

Max L. Armentrout        President, and               September, 1986         April, 2002
63                       Chairman of the Board
                         Laurel Lands Corp.;
                         Chairman of the
                         Board, Citizens
                         Financial Corp.

William J. Brown         President, Hess              February, 2000          April, 2001  (2)
54                       Oil Co., Inc.

Edward L. Campbell       Co-Owner,                    February, 2000          April, 2001  (2)
61                       Campbell's Market

Raymond L. Fair          Attorney-at-Law              September, 1986         April, 2002
73

John F. Harris           Retired,                     September, 1986         April, 2002
73                       Transportation
                         Industry; Senior
                         Vice President,
                         Citizens National Bank

                         Principal
                         Occupation                                           Present
                         During Past                  Director                Term
Name and Age             Five Years                   Since (1)               Expires
------------             -----------                  ---------               -------
Cyrus K. Kump            President,                   June, 1992              April, 2003
54                       Kump Enterprises
                         Broker, Kerr
                         Real Estate

Robert J. Schoonover     President and                April, 1998             April, 2001 (2)
61                       Chief Executive
                         Officer, Citizens
                         Financial Corp.
                         and Citizens
                         National Bank

L. T. Williams           Consultant,                  September, 1986         April, 2002
70                       Elkins Builders
                         Supply

(1) All of the above named directors, with the exception of Mr. Alday, have also served as directors of Citizens National Bank for the past five years on a continuous basis. Mr. Alday has not served Citizens National Bank in any official capacity.

(2) Messrs. Brown, Campbell and Schoonover have been nominated to stand for reelection to an additional 3 year term expiring in April, 2004.

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

                                             Principal Occupation and
                         Present             Banking Experience During
Name and Age             Position            the Last Five Years
------------             --------            -------------------------

Max L. Armentrout        Chairman of         President and Chairman of
63                       the Board           the Board, Laurel Lands Corp.;
                                             Chairman of the Board,
                                             Citizens Financial Corp.

Robert J. Schoonover     President and       President and Chief Executive
61                       Chief Executive     Officer, Citizens National Bank
                         Officer

Raymond L. Fair          Vice President      Attorney-at-Law; Director,
73                       and Secretary       Citizens Financial Corp.

Thomas K. Derbyshire     Vice President      Vice President and Chief Financial
42                       and Treasurer       Officer, Citizens National Bank

Item 11.  Executive Compensation
--------------------------------

     The executive officers of Citizens Financial Corp. serve without compensation from the Company. They are, however, compensated by Citizens National Bank for serving as Bank officers with the exception of Messrs. Armentrout and Fair who are not employed by the Bank. The following table sets forth the compensation of the Company's CEO for the years 2000, 1999 and 1998. No executive officers received total annual salary and bonus exceeding $100,000.

                          SUMMARY COMPENSATION TABLE

                                                      Other Annual
        Name and                    Salary            Compensation
    Principal Position        Year    $      Bonus     $
--------------------------------------------------------------------

Robert J. Schoonover,         2000   88,144      -     16,981 (1) (2)
President & CEO (1)           1999   85,077      -     13,377 (1) (2)
                              1998   81,308      -     10,766 (1) (2)

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

     Neither the Company nor the Bank maintain any form of stock option, stock appreciation rights, or other long-term compensation plans. Directors of the registrant are compensated for meetings attended in the amount of $100 per meeting. Directors of the Bank receive $400 per meeting. Under normal circumstances, the Board of Citizens Financial Corp. meets quarterly while the Citizens National Bank Board meets monthly. Directors who are members of the Bank's loan committee, which meets weekly, receive $400 per month. In addition, the chairman of Citizens Financial Corp. receives $1,350 per month for service in that capacity, while the vice-president receives $550. The senior vice-president of the Bank receives $1,100 monthly for his services. No employment contracts or change in control arrangements exist between any executive officer and the registrant, or it's subsidiaries.

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

Pension Benefits
----------------

     Citizens Financial Corp. and Citizens Financial Services, LLC, having no employees, have no retirement program, but Citizens National Bank has a pension program for its eligible employees. This pension plan is a qualified retirement plan and is available to all full-time employees, including officers, who meet the eligibility requirements. Directors do not participate in this plan. Pensions for all participants are based on five-year average final compensation. Annual compensation for the pension plan includes overtime pay and bonuses. Credits are received for each year of participation at the following rates: 1 percent of the first $9,600.00 of the 5-year average final compensation and 1.5 percent of such average final compensation in excess of $9,600.00, all multiplied by years of service up to a 25-year maximum. The pension benefits are payable to participants on a monthly basis in the form of a joint and 50 percent survivor annuity for all married participants who do not elect otherwise, or in the form of a single life annuity for all other participants or survivors. Joint and 100 percent survivorship, single life annuity or 120 payments guaranteed are other optional forms of distribution.

     The following table represents the normal pension, beginning at age sixty-five, based upon assumed final pay and years of credited services:

                                   Annual Benefits
                     -------------------------------------------
                     15 yrs.          20 yrs.           25 yrs.
Assumed              Credited         Credited          Credited
Remuneration         Service          Service           Service
----------------------------------------------------------------
$ 20,000              $ 3,780          $ 5,040           $ 6,300
  40,000                8,280           11,040            13,800
  60,000               12,780           17,040            21,300
  80,000               17,280           23,040            28,800
 100,000               21,780           29,040            36,300
 120,000               26,280           35,040            43,800

     The estimated credited years of service for the executive officers of Citizens Financial Corp. in the pension plan of Citizens National Bank are as follows:

                            Years of Credited Service*
                            --------------------------

     Robert J. Schoonover               27
     Thomas K. Derbyshire                9

     * Max L. Armentrout and Raymond L. Fair are not participants in the pension plan of Citizens National Bank.

401-(k) Plan
------------

     The Bank has established a 401-(k) plan for the benefit of all employees who meet eligibility requirements. A description of the Plan, the eligibility requirements and the contributions made to the Plan by the Bank for the years ended December 31, 2000, 1999 and 1998 may be found in Note 10 to the Consolidated Financial Statements which begins on page 40 of this report.

Executive Supplemental Income Plan
----------------------------------

     The Bank has entered into a nonqualified supplemental income plan with certain senior officers as described in Note 10 to the Consolidated Financial Statements which begins on page 40 of this report. A copy of the Plan, and the amendments thereto, are incorporated herein by reference to the exhibits contained in the Company's Forms 10-K dated December 31, 1997 and 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The following table lists each shareholder who is the beneficial owner of more than 5% of the Company's common stock, the only class of stock outstanding, as of February 28, 2001.

Name and Address                 Amount and Nature of     Percent
of Beneficial Owner              Beneficial Ownership     of Class
-------------------              -------------------      --------

Cede & Co.                             165,410             25.29%
P. O. Box 20
Bowling Green Station
New York, NY  10004

     The following table sets forth the amount and percentage of stock of Citizens Financial Corp. beneficially owned by each director and executive officer of the Company, and by all directors and executive officers as a group, as of February 28, 2001.


                          Shares of Stock Beneficially Owned
                          ----------------------------------      Percent of
Name                      Direct       Indirect       Total       Ownership
---------------------     ------       --------       -----       ---------

Robert N. Alday                500     20,200 (1)     20,700           3.18
Max L. Armentrout           23,740      4,000 (2)     27,740           4.26
William J. Brown               750        750 (3)      1,500            .23
Edward L. Campbell             500        150 (4)        650            .10
Raymond L. Fair              3,800      4,200 (5)      8,000           1.23
John F. Harris                 500      5,500 (6)      6,000            .92
Cyrus K. Kump                  500      1,750 (7)      2,250            .35
Robert J. Schoonover           500        100 (8)        600            .09
L. T. Williams               1,750          -          1,750            .27
Thomas K. Derbyshire            70          -             70            .01
Directors and
 executive officers of
 the Bank                    8,113      7,720         15,833 (9)       2.43
All Directors and
executive officers
as a group                  40,723     44,370         85,093          13.07

(1) Mr. Alday's indirect ownership includes 6,800 shares owned by his wife and 13,400 shares which he votes for the Phil Williams Coal Company.

(2)  These 4,000 shares are owned by Mr. Armentrout's wife.

(3) Includes 250 shares owned jointly with his wife and 500 shares held in custody for their children.

(4) Includes 100 shares owned jointly with his wife and 50 shares owned by his wife.

(5)  These 4,200 shares are owned by Mr. Fair's wife.

(6)  These 5,500 shares are owned jointly with his wife.

(7) Includes 1,000 shares owned by his wife and 750 shares held in custody for their children.

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

     During the year 2000, the highest aggregate indebtedness of all executive officers and directors of the holding company, its subsidiaries, and their related interest was $6,370,000 or 36.6 percent of the equity capital of Citizens Financial Corp. As of December 31, 2000, outstanding loan balances to related parties totaled $6,142,000 or 35.3 percent of equity capital with unused lines of credit of $1,193,000 or 6.9 percent of the equity capital of Citizens Financial Corp. outstanding to these parties.

     Other than loans originated in the normal course of business by the Bank, none of the directors, executive officers, 5 percent or more beneficial stockholders or their immediate family members have an interest or are involved in any transactions with Citizens Financial Corp. or Citizens National Bank in which the amount involved exceeds $60,000, or was not subject to the usual terms or conditions, or was not determined by competitive bids. Information related to loans granted to related parties in excess of $60,000 is contained in Note 5 to the Consolidated Financial Statements, which begins on page 35 of this report. Similarly, no director, executive officer or 5 percent or more beneficial stockholder has an equity interest in excess of 10 percent in a business or professional entity that has made payments to or received payments from Citizens Financial Corp. or Citizens National Bank in 2000 which exceeds 5 percent of either party's gross revenue.

Part IV
-------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)  (1) and (2) Financial Statements and Financial Statement Schedules.
     All financial statements and financial statement schedules required to be filed by Item 8 of this Form or by Regulation S-X which are applicable to the registrant have been presented in the financial statements, notes thereto, in management's discussion and analysis of financial condition and results of operations or elsewhere where appropriate. (3) Listing of Exhibits - see Index to Exhibits on page 55.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of 2000.

(c)  Exhibits - see index to Exhibits on page 55 of this Form 10-K.

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


Item 14(c)  Index to Exhibits
-----------------------------

                                                        S-K 601          Sequential
Description                                         Table Reference      Page Number
-----------                                         ---------------      -----------
Plan of acquisition, reorganization,
 arrangement, liquidation or succession                     2               N/A
Articles or incorporation and bylaws:                       3               N/A
 (a) Articles of Incorporation                                              (e)
 (b) Bylaws                                                                 (d)
Instruments defining the rights of security
  holders including indentures                              4               N/A
Voting trust agreements                                     9               N/A
Material contracts                                         10               (c)
Statement Re: Computation of per
 share earnings                                            11               (a)
Statements Re: Computation of ratios                       12               (a)
Letter re: change in certifying accountant                 16               N/A
Letter re: change in accounting principles                 18               N/A
Subsidiaries of the registrant                             21               59
Published report regarding matters submitted
 to vote of security holders                               22              60,61
Consents of experts and counsel                            23               62
Power of attorney                                          24               N/A
Financial data schedules                                   27              63-65
Additional exhibits                                        99               (b)

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

(c) The Bank's Executive Supplemental Income Agreement as previously filed on pages 74 -80 of its Form 10-K dated December 31, 1995 and thereafter amended and filed on page 62 of the Company's Form 10-K dated December 31, 1996, is incorporated by reference into this filing. Also incorporated by reference in the Company's Purchase and Assumption Agreement with South Branch Valley National Bank for the purchase of its banking facilities, assets and liabilities located in Petersburg, West Virginia dated December 17, 1999 and filed on pages 71-113 of the Company's Form 10-K dated December 31, 1999.

(d) The Company's Bylaws, which were previously filed on pages 64-71 of its Form 10-K dated December 31, 1998, are incorporated by reference into this filing.

(e) The Company's Articles of Incorporation, which were previously filed on pages 66-70 of its Form 10-K dated December 31, 1999, are incorporated by reference into this filing.

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

      Signature                    Title                          Date
      ---------                    -----                          ----

 /s/ Max L. Armentrout            Chairman of the Board           3/14/01
--------------------------                                        -------
     Max L. Armentrout            and Director


__________________________        Director                        _______
     Robert N. Alday


__________________________        Director                        _______
     William J. Brown


 /s/ Edward L. Campbell           Director                        3/14/01
--------------------------                                        -------
     Edward L. Campbell


 /s/ Raymond L. Fair              Director                        3/14/01
--------------------------                                        -------
     Raymond L. Fair


 /s/ John F. Harris               Director                        3/14/01
--------------------------                                        -------
     John F. Harris


 /s/ Cyrus K. Kump                Director                        3/14/01
--------------------------                                        -------
     Cyrus K. Kump


 /s/ Robert J. Schoonover         Director                        3/14/01
--------------------------                                        -------
     Robert J. Schoonover


 /s/ L. T. Williams               Director                        3/14/01
-------------------------                                         -------
     L. T. Williams

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
 SECTION 15 (D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
                       PURSUANT TO SECTION 12 OF THE ACT
                       ---------------------------------

The entire annual report and proxy materials mailed to the Company's stockholders has been furnished to the Commission for its information under separate cover, in paper format, concurrent with submission to stockholders on March 16, 2001.