Form 10-Q
period 2001-03-31
CITIZENS FINANCIAL CORP/DE/
filed 2001-05-11
CIK 764156

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
  OF 1934

For the quarterly period ended                     March 31, 2001
                              --------------------------------------------------

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


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Outstanding at
                Class                       March 31, 2001
                -----                       ---------------

      Common Stock ($2 par value)                650,612


                        This report contains 22 pages.

                                   FORM 10-Q
                           CITIZENS FINANCIAL CORP.
                          Quarter Ended March 31, 2001


                                     INDEX


                                                                                    Page No.
                                                                                    --------
Part I.   Financial Information

           Condensed Consolidated Balance Sheets
            March 31, 2001 and December 31, 2000................................       3

           Condensed Consolidated Statements of Income
            Three Months Ended March 31, 2001 and March 31, 2000................       4

           Statements of Comprehensive Income
            Three Months Ended March 31, 2001 and March 31, 2000................       6

           Condensed Consolidated Statements of Changes in Shareholders' Equity
            Three Months Ended March 31, 2001 and March 31, 2000................       7

           Condensed Consolidated Statements of Cash Flows
            Three Months Ended March 31, 2001 and March 31, 2000................       8

           Notes to Condensed Consolidated Financial Statements.................       9

           Management's Discussion and Analysis of Financial Condition and
            Results of Operations...............................................       14

Part II.  Other Information and Index to Exhibits..............................        21

           Signatures..........................................................        22

                        PART I - FINANCIAL INFORMATION
                           CITIZENS FINANCIAL CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)

                                                  March 31,   Dec. 31,
                                                     2001       2000
                                                 ----------   --------
                                                 (Unaudited)      *
ASSETS
--------

Cash and due from banks                            $  3,859   $  4,540
Federal funds sold                                    1,950          -
Securities available for sale                        42,365     42,338
Loans, less allowance for loan losses of
  $1,203 and $1,151, respectively                   102,044    101,033
Premises and equipment                                2,475      2,356
Accrued interest receivable                           1,184      1,215
Other assets                                          1,755      2,050
                                                   --------   --------
     Total Assets                                  $155,632   $153,532
                                                   ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
   Noninterest bearing                             $ 18,009   $ 16,694
   Interest bearing                                 108,129    104,825
                                                   --------   --------
     Total deposits                                 126,138    121,519
Short-term borrowings                                 9,062     12,367
Long-term borrowings                                    848        868
Other liabilities                                     1,465      1,388
                                                   --------   --------
     Total liabilities                              137,513    136,142
                                                   --------   --------

Commitments and contingencies

SHAREHOLDERS' EQUITY
--------------------

Common stock, $2.00 par value, authorized
2,250,000 shares, issued 750,000 shares               1,500      1,500
Additional paid in capital                            2,100      2,100
Retained earnings                                    16,099     15,831
Accumulated other comprehensive income                  445        (16)
Treasury stock at cost, 99,388 shares                (2,025)    (2,025)
                                                   --------   --------
     Total shareholders' equity                      18,119     17,390
                                                   --------   --------
     Total Liabilities and Shareholders' Equity    $155,632   $153,532
                                                   ========   ========


*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands of dollars, except per share data)

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                           2001     2000
                                                             (Unaudited)
INTEREST INCOME
---------------

Interest and fees on loans                              $  2,317  $  1,918
Interest and dividends on
 securities:
  Taxable                                                    597       541
  Tax-exempt                                                  65        86
Interest on federal funds sold                                 3        13
                                                        --------  --------
 Total interest income                                     2,982     2,558
                                                        --------  --------

INTEREST EXPENSE
----------------

Interest on deposits                                       1,075       870
Interest on short-term borrowing                             118        58
Interest on long-term borrowing                               12        56
                                                        --------  --------
 Total interest expense                                    1,205       984
                                                        --------  --------
 Net interest income                                       1,777     1,574
Provision for loan losses                                     84        45
                                                        --------  --------
 Net interest income after
  provision for loan losses                                1,693     1,529
                                                        --------  --------

NONINTEREST INCOME
------------------

Trust department income                                       44        41
Brokerage fees                                                47        14
Service fees                                                 131        83
Insurance commissions                                          8         8
Security gains/(losses)                                        1        (3)
Other                                                         55        43
                                                        --------  --------
 Total noninterest income                                    286       186
                                                        --------  --------

NONINTEREST EXPENSE
-------------------

Salaries and employee benefits                               690       573
Net occupancy expense                                         62        44
Equipment rentals, depreciation
 and maintenance                                              97        75
Data processing                                              110        91
Postage                                                       33        24
Legal and professional                                        43        44
Other                                                        248       275
                                                        --------  --------
 Total noninterest expenses                                1,283     1,126
                                                        --------  --------

Income before income taxes                                   696       589
Income tax expense                                           265       179
                                                        --------  --------
Net income                                              $    431  $    410
                                                        ========  ========

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands of dollars, except per share data)
                                  (Continued)


Basic earnings per common share                          $    .66  $    .63
                                                         ========  ========
Weighted average shares outstanding                       650,612   653,694
Dividends per common share                               $    .25  $    .20
                                                         ========  ========

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                      STATEMENTS OF COMPREHENSIVE INCOME
                           (In thousands of dollars)

                                                  Three Months Ended
                                                        March 31
                                                  -------------------
                                                  2001           2000
                                                      (Unaudited)

Net income                                        $ 431         $ 410

Other comprehensive income:
 Gross unrealized gains/(losses) arising
  during the period                                 700          (175)
 Adjustment for income tax (expense)/benefit       (238)           59
                                                  -----         -----
                                                    462          (116)


 Less:  Reclassification adjustment for
  (gains)/losses included in net income              (1)            3
 Adjustment for income tax expense/(benefit)          0            (1)
                                                  -----         -----
                                                     (1)            2

 Other comprehensive income, net of tax             461          (114)
                                                  -----         -----

Comprehensive income                              $ 892         $ 296
                                                  =====         =====

The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           (In thousands of dollars)

                                                              Three Months Ended March 31, 2001 and 2000
                                                     ---------------------------------------------------------
                                                                            (unaudited)
                                                                                                  Accumulated                Total
                                                       Common Stock     Additional                   Other                  Share-
                                                     ----------------    Paid-in     Retained   Comprehensive   Treasury   holders'
                                                      Shares   Amount    Capital     Earnings       Income        Stock     Equity
                                                     -------------------------------------------------------------------------------
Balance, January 1, 2000                             750,000   $1,500     $2,100      $14,723       $(525)       $(1,844)  $15,954
Net income                                                                                410                                  410
Net change in unrealized loss on securities                                                          (114)                    (114)
Purchase of 3,720 shares of treasury stock                                                                          (135)     (135)
Cash dividends declared ($.20 per share)                                                 (131)                                (131)
                                                     -------------------------------------------------------------------------------

Balance March 31, 2000                               750,000   $1,500     $2,100      $15,002       $(639)       $(1,979)  $15,984
                                                     ===============================================================================

Balance, January 1, 2001                             750,000   $1,500     $2,100      $15,831       $ (16)       $(2,025)  $17,390
Net income                                                                                431                                  431
Net change in unrealized loss on securities                                                           461                      461
Cash dividends declared ($.25 per share)                                                 (163)                                (163)
                                                     -------------------------------------------------------------------------------

Balance March 31, 2001                               750,000   $1,500     $2,100      $16,099       $ 445        $(2,025)  $18,119
                                                     ===============================================================================

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                          2001      2000
                                                           (Unaudited)
Cash flows from operating activities:
 Net Income                                             $   431   $   410
 Adjustments to reconcile net income to
  cash provided by operating activities:
  Provision for loan losses                                  84        45
  Depreciation and amortization                              71        50
  Amortization and accretion on securities                  (22)       11
  (Gain)/loss on sale of securities                          (1)        3
  (Gain)/loss on sale of OREO                               (12)       20
  (Increase)/decrease in accrued interest receivable         31      (111)
  (Increase)/decrease in other assets                       (25)     (256)
  Increase/(decrease) in other liabilities                   77       220
                                                        -------   -------
    Cash provided by operating activities                   634       392
                                                        -------   -------

Cash flows from investing activities:
 Principal payments, available for sale securities           67        76
 Proceeds from sales of available for
  sale securities                                           506     1,496
 Proceeds from maturities and calls,
  available for sale securities                           3,505        50
 Purchases of available for sale securities              (3,383)   (4,812)
 Purchases of premises and equipment                       (186)      (42)
 Proceeds from sale of other real estate owned               90       257
 (Increase) in loans                                     (1,095)     (432)
                                                        -------   -------
   Cash used in investing activities                       (496)   (3,407)
                                                        -------   -------

Cash flows from financing activities:
 Cash dividends paid                                       (163)     (131)
 Acquisition of treasury stock                                0      (135)
 Decrease in short-term borrowing                        (3,305)   (1,132)
 Increase/(decrease) in long-term borrowing                 (20)    1,062
 Increase/(decrease) in time deposits                     2,212      (846)
 Increase/(decrease) in other deposits                    2,407     4,133
                                                        -------   -------
   Cash provided by financing activities                  1,131     2,951
                                                        -------   -------

Net Increase/(decrease) in cash and cash equivalents      1,269       (64)
Cash and cash equivalents at beginning of period          4,540     5,699
                                                        -------   -------

Cash and cash equivalents at end of period              $ 5,809   $ 5,635
                                                        =======   =======

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
 Interest                                               $ 1,214   $ 1,001
 Income Taxes                                           $    29   $     6
Supplemental Schedule of Noncash Investing
 and Financing Activities:
 Other real estate and other assets acquired in
   settlement of loans                                  $     0   $    82

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

     The condensed consolidated statements contained herein include the accounts of Citizens Financial Corp. and its wholly-owned subsidiaries Citizens National Bank ("the Bank") and Citizens Financial Services, LLC. All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens' 2000 Annual Report to Shareholders and Form 10-K.


NOTE 2 - RECLASSIFICATIONS
         -----------------

     Certain accounts in the condensed consolidated financial statements for 2000, as previously presented, have been reclassified to conform with current year classifications.

NOTE 3 - SECURITIES
         ----------

     The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2001 and December 31, 2000 are summarized as follows (in thousands):

                                                 March 31, 2001
                                -----------------------------------------------

                                                                      Carrying
                                                                       Value
                                                                     (Estimated
                                 Amortized   Unrealized  Unrealized     Fair
                                   Cost        Gains       Losses      Value)
-------------------------------------------------------------------------------
                                                  (Unaudited)
Available for sale:
U.S. Government agencies
  and corporations............   $ 19,667     $   308      $     0    $ 19,975
Mortgage backed securities-
  U.S. Government agencies
  and corporations............      1,098           0            6       1,092
Corporate debt securities.....     14,906         342           57      15,191
State and political
  subdivisions................      5,287          88            0       5,375
Federal Reserve Bank stock....        108           0            0         108
Federal Home Loan Bank stock..        624           0            0         624
                                 --------     --------     --------   --------
  Total securities available
    for sale..................   $ 41,690     $    738     $     63   $ 42,365
                                 ========     ========     ========   ========




                                        December 31, 2000*
                                -----------------------------------------------

                                                                      Carrying
                                                                        Value
                                                                     (Estimated
                                 Amortized   Unrealized  Unrealized      Fair
                                   Cost        Gains       Losses       Value)
-------------------------------------------------------------------------------
Available for sale:
U.S. Government agencies
  and corporations.............  $ 20,232    $     107     $     81   $ 20,258
Mortgage-backed securities -
  U.S. Government agencies
  and corporations.............     1,166            0           23      1,143
Corporate debt securities......    14,895          148          193     14,850
State and political
  subdivisions.................     5,336           33           14      5,355
Federal Reserve Bank stock.....       108            0            0        108
Federal Home Loan Bank stock...       624            0            0        624
                                 --------     --------     --------   --------
Total securities available
  for sale.....................  $ 42,361     $    288     $    311   $ 42,338
                                 ========     ========     ========   ========

  The maturities, amortized cost and estimated fair values of the Bank's securities at March 31, 2001 are summarized as follows (in thousands):

                                                            Available for sale
                                                          ---------------------
                                                          Amortized  Estimated
                                                            Cost     Fair Value
                                                          ---------  ----------
Due within 1 year                                          $  9,947   $ 10,003
Due after 1 but within 5 years                               30,602     31,211
Due after 5 but within 10 years                                 409        419
Due after 10 years                                                0          0
Equity securities                                               732        732
                                                           --------   --------
                                                           $ 41,690   $ 42,365
                                                           ========   ========

     Mortgage backed securities have remaining contractual maturities ranging from 3 to 4 years and are reflected in the maturity distribution schedule shown above based on their anticipated average life to maturity, which ranges from 2 to 3 years. The Company's equity securities are required to be held for membership in the Federal Reserve and Federal Home Loan Bank; memberships which are expected to continue indefinitely.

     The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the three month periods ended March 31, 2001 and 2000 are as follows (in thousands):

                                      Proceeds From             Gross Realized
                                -----------------------------   ---------------
                                        Calls and   Principal
                                 Sales  Maturities   Payments    Gains   Losses
                                -----------------------------   ---------------
March 31, 2001:
Securities available for sale   $  506    $  3,505   $     67   $    1   $    0
                                ======    ========   ========   ======   ======

March 31, 2000:
Securities available for sale   $1,496    $     50   $     76   $    0   $    3
                                ======    ========   ========   ======   ======

     At March 31, 2001 and December 31, 2000 securities with an amortized cost of $18,839,000 and $18,327,000, respectively, with estimated fair values of $19,148,000 and $18,351,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

     At March 31, 2001, the Company had a concentration within its corporate debt securities classification which included obligations of financial services industry companies with global operations having an approximate amortized cost of $4,736,000 and an estimated fair value of $4,838,000. There were no concentrations with any one issuer.

*From audited financial statements.


NOTE 4 - LOANS
         -----

     Total loans are summarized as follows (in thousands):

                                            March 31, 2001   December 31, 2000
                                            ---------------  ------------------
                                              (Unaudited)            *
Commercial, financial and agricultural            $ 15,396            $ 14,631
Real estate - construction                           2,477               2,032
Real estate - mortgage                              69,363              70,065
Installment loans to individuals                    14,858              14,402
Other                                                1,215               1,151
                                                  --------            --------
  Total loans                                      103,309             102,281
Net deferred loan origination costs                    (59)                (61)
Less unearned income                                    (3)                (36)
                                                  --------            --------
  Total loans net of unearned income and
    net deferred loan origination costs            103,247             102,184
Less allowance for loan losses                       1,203               1,151
                                                  --------            --------
  Loans, net                                      $102,044            $101,033
                                                  --------            --------

* From audited financial statements

NOTE 5 - ALLOWANCE FOR LOAN LOSSES
         -------------------------

     Analyses of the allowance for loan losses are presented below (in thousands):

                                                  Three Months Ended
                                                       March 31,
                                                 ---------------------
                                                   2001          2000
Balance at beginning of period                   $1,151         $1,011
                                                 ------         ------

Loans charged off:
 Commercial and industrial                            1              0
 Real estate - mortgage                               0              1
 Consumer and other                                  39             19
 Credit card                                          0              0
                                                 ------         ------
  Total                                              40             20
                                                 ------         ------

Recoveries:
 Commercial and industrial                            3             18
 Real estate - mortgage                               0              1
 Consumer and other                                   5              5
 Credit card                                          0              3
                                                 ------         ------
  Total recoveries                                    8             27
                                                 ------         ------

Net losses (recoveries)                              32             (7)

Provision for loan losses                            84             45
                                                 ------         ------
Balance at end of period                         $1,203         $1,063
                                                 ======         ======


NOTE 6- COMMITMENTS AND CONTINGENCIES
        -----------------------------

     The Company is not aware of any commitments or contingencies which may reasonably be expected to have a material impact on operating results, liquidity or capital resources. Known commitments and contingencies include the maintenance of reserve balances with the Federal Reserve, various legal actions arising in the normal course of business and commitments to extend credit.

NOTE 7 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
         -------------------------------------------------

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

Financial instruments whose contract    March 31, 2001   December 31, 2000
   amounts represent credit risk          (unaudited)            *
          (in thousands)
--------------------------------------  --------------   -----------------
Commitments to extend credit                $18,068            $16,544
Standby letters of credit                       337                167
                                            -------            -------
  Total                                     $18,405            $16,711
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

* From audited financial statements.

NOTE 8 - EARNINGS PER SHARE
         ------------------

     Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the three months ended March 31, 2001 and 2000 the weighted average number of shares were 650,612 and 653,694, respectively. During the periods ended March 31, 2001 and 2000 the Company did not have any dilutive securities.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis presents the significant changes in financial condition and the results of operations of Citizens Financial Corp. and Subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 2000 Annual Report to Shareholders and Form 10-K. Since the primary business activities of Citizens Financial Corp. are conducted through the Bank, this discussion focuses primarily on the financial condition and operations of the Bank. This discussion may contain forward looking statements based on management's current expectations. Such forward looking information may involve uncertainties including those associated with interest rate and general economic environments, regulations, competitive changes, and other risks. The Company does not undertake to update any such forward looking statements that may be made. When provided, forward looking information is intended to assist readers in understanding anticipated future operations and are included pursuant to applicable safe harbor provisions of the Private Securities Litigation Reform Act of 1995; actual results may differ. Amounts and percentages used in this discussion have been rounded.

RESULTS OF OPERATIONS
---------------------


EARNINGS SUMMARY
----------------

     Net income for the first quarter of 2001 was $431,000, up $21,000 from the first quarter of 2000 reflecting a continued strong net interest margin and increases in noninterest income. On a per share basis earnings rose from $.63 to $.66. Return on average assets and return on average equity of 1.15% and 9.85%, respectively, were below first quarter 2000 levels due to the Company's balance sheet growth following the opening of two new branches. Details concerning the Company's results of operations are discussed in the following sections of this report.

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

     Tax equivalent net interest income improved from $1,625,000 in the first quarter of 2000 to $1,819,000 in the first quarter of this year, mostly due to higher levels of earning assets. In particular, average loan volume for the quarter increased by $15,394,000 which reflects not only the addition of two new branch facilities but also strong loan demand throughout the year 2000 at existing facilities. In total, average earning assets of $144,998,000 for the first quarter of 2001 are $13,733,000 more than in the first quarter of 2000. By contrast, the two new facilities and an inflow of savings and time deposits during the first quarter of 2001, caused average interest bearing liabilities to increase $9,844,000 to $116,478,000.

     In addition to the favorable impact provided by these volume changes, the Bank was able to maintain its spread, or difference between the yield on earning assets and the cost of interest bearing liabilities. For the first quarter of 2001, the Company's yield on earning assets of 8.46% was 47 basis points higher than in the first quarter of 2000. Similarly, its cost of interest bearing liabilities increased 48 basis points to 4.19%. The combined effect of these volume and rate changes allowed the Company to achieve a tax equivalent net interest margin of 5.09% in the reporting quarter which is 11 basis points higher than in the first quarter of 2000.

NONINTEREST INCOME
------------------

     Noninterest income, which includes all revenues not included in interest and fee income relating to earning assets, has risen significantly from $186,000 in the first quarter of 2000 to $286,000 in the first quarter of the current year. Of this $100,000 increase, $30,000 may be attributed to the opening of the two new branches. The remaining $70,000 is due to higher overdraft fees at previously existing branches of $21,000, a $33,000 increase in fees from the Banks' brokerage operations, and $11,000 in gains realized on the sale of foreclosed real estate. This improvement in noninterest income, along with the Banks' strong net interest income, has offset the increase in noninterest expense resulting from the operation of the two new branches which is discussed in the next section of this report.

NONINTEREST EXPENSE
-------------------

     Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Total noninterest expense for the first quarter of 2001 of $1,283,000 was $157,000, or 13.9%, in excess of the first quarter of 2000. This equals the amount of noninterest expense incurred during the quarter at the two newly opened branches. As shown in the accompanying statements of income, this increase is spread across nearly all categories of noninterest expense except the "other" category. Other noninterest expense includes items such as director fees, stationery and supplies, telephone and education costs. While many of these items increased following the Banks' expansion in the year 2000, total other noninterest expense fell $27,000 as expenses related to holding, maintaining and selling foreclosed properties decreased by approximately $44,000. Of those areas which experienced an increase the most significant was salaries and employee benefits, up $117,000 to $690,000. In addition to the impact of the new branch personnel, the cost of the Company's partially self funded medical insurance program increased $57,000 due to high claims expenses. Provisions of this program do limit the Company's annual liability for such claims, however.

INCOME TAXES
------------

     The Company's provision for income taxes, which totaled $265,000 in the first quarter of 2001 and $179,000 in the first quarter of 2000, includes both federal and state income taxes. The increase in taxes results from higher pretax income and the recognition of deferred tax benefits in 2000. The Company was not subject to the federal alternative minimum tax during the periods presented and does not expect to be subject to it in the foreseeable future.

FINANCIAL CONDITION
-------------------


SUMMARY
-------

     Total assets at March 31, 2001 of $155,632,000 were up from $153,532,000 at year end 2000 reflecting an increase in deposits which primarily occurred in March. Average assets for the quarter were $152,603,000 of which 95.0% were earning assets. A further discussion of the Banks' major balance sheet categories, as well as liquidity, interest rate sensitivity, and the impact of inflation, follows.

LOAN PORTFOLIO
--------------

     After a strong 2000, loan demand weakened in the first quarter of 2001 along with a softer economy, falling stock prices and lowered consumer confidence. Total loans of $103,309,000 still managed to grow $1,028,000 since year end 2000, however. This placed the Company's gross loan to deposit ratio at 81.9% as of March 31, 2001. The composition and characteristics of the portfolio have not changed significantly with mortgage loans, particularly variable rate mortgage loans, remaining as the largest component of the loan portfolio.

     A series of interest rate cuts made by the Federal Reserve during the first quarter and into the second quarter of 2001 may help stimulate the economy and cause loan demand to increase once again. In addition, spring and summer typically experience more loan demand than the winter months, especially from home buyers and owners wishing to make improvements to their homes. The potential impact of rising loan demand on liquidity, and the falling interest rates on the Company's profits, are discussed in the Liquidity and Interest Rate Sensitivity section of this report.

     The Bank is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At March 31, 2001 commitments to extend credit, including unused lines of credit, totaled $18,068,000 while letters of credit totaled $337,000.

ALLOWANCE FOR LOAN LOSSES
-------------------------

     Management maintains an allowance for possible loan losses at a level it considers adequate to provide for losses that can be reasonably anticipated. This is done by a process of continual review of the loan portfolio, specific loans, and various factors which may impact them.

     The March 31, 2001 allowance for loan losses of $1,203,000 is 1.16% of gross loans. During the quarter the Bank experienced $32,000 in net charge offs while making provisions for loan losses of $84,000. As the table which follows illustrates, loans which are more than 90 days past due and nonaccruing loans are minimal. The balance in other real estate owned of $472,000 is entirely comprised of covered transactions. These properties were previously foreclosed on by the Bank but have since been sold. The purchasers in these transactions obtained financing for the purchase from the Bank and have less than 10% equity in the property at this time. As of March 31, 2001, all of the loans associated with the sale of these properties are current and no other foreclosed real estate is held by the Bank.

              Summary of Past Due Loans and Nonperforming Assets
              --------------------------------------------------
                                (in thousands)

                                        March 31            December 31
                                  --------------------      -----------
                                   2001           2000          2000
                                      (unaudited)
Loans past due 90 or more days
 still accruing interest          $    6         $    4        $   22
                                  ======         ======        ======

Nonperforming assets:
 Nonaccruing loans                $  120         $  124        $  181
 Other real estate owned             472            367           555
                                  ------         ------        ------
                                  $  592         $  491        $  736
                                  ======         ======        ======

SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD
-------------------------------------------

     The Bank's securities portfolio uses funds not needed to satisfy loan demand to improve earnings while at the same time providing liquidity and balancing interest sensitivity concerns. All securities are classified as available for sale.

     The composition and characteristics of the portfolio did not undergo any significant changes during the first quarter of the year. The portfolio continues to be comprised primarily of U.S. Agency and investment grade corporate debt instruments with lesser holdings of municipal and government agency mortgage backed instruments as well as Federal Home Loan Bank and Federal Reserve stock. Despite the lower yields now available in these type of fixed rate debt securities, the Bank plans to continue its approach of using them to employ a laddered maturity of five years or less believing this approach helps minimize interest rate risk. Typically this approach would also ensure a steady stream of liquidity. However, due to pledging requirements, maturing securities will provide only limited liquidity in the year 2001. Liquidity issues are discussed elsewhere in this report.

     The most significant change in the securities portfolio during the quarter involved the impact of lower interest rates on its fair value. Because the portfolio is comprised of fixed rate instruments, the fair value of the portfolio increased and is now $675,000 in excess of its amortized cost.

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

     At March 31, 2001 the balance of federal funds sold was $1,950,000. The average federal funds sold balance during the quarter was $292,000. There were no federal funds sold at year-end 2000.

DEPOSITS AND OTHER FUNDING SOURCES
----------------------------------

     Like many banks, Citizens has found deposit growth over the past several years to be a major challenge. Deposit growth of $4.6 million during the first quarter, however, was very encouraging. Included in this amount is $1.1 million from the recently opened Snowshoe branch. This growth was broad based covering both noninterest bearing and interest bearing accounts including interest bearing checking, money market and time deposits. The greatest increase was in time deposits which were up $2.2 million from their year end 2000 level. Management believes this growth is due to several factors. Among them are market specific pricing practices, a successful IRA promotion, and consumers reaction to the recent stock market downturn.

     A byproduct of this deposit growth has been a reduced need for overnight borrowings. In fact, the Company's overnight funding position has gone from $3,326,000 borrowed at December 31, 2000 to $1,950,000 sold at March 31, 2001.
The remaining short-term borrowings of $9,062,000 are in the form of repurchase agreements with three local customers. The Bank has maintained these agreements for a number of years and two of them, with March 31, 2001 balances of $4.6 million, will mature on June 30, 2001. Management believes there is a strong probability the customers will renew these agreements with the Bank at that time. In the event the Bank is unable to retain these funds, alternative funding sources are available and no liquidity problems are foreseen.

     In addition to these short-term borrowings the Bank maintains the same long-term borrowings with the Federal Home Loan Bank of Pittsburgh as it did at December 31, 2000.

CAPITAL RESOURCES
-----------------

     Total capital of $18,119,000 at March 31, 2001 is 11.6% of assets and $729,000 more than at year end 2000 as a result of the retention of $268,000 in earnings and a $461,000 net of tax increase in the value of the Company's available for sale security portfolio. Dividends for the quarter of $.25 per share were increased from $.20 per share in the first quarter of 2000.

     The Federal Reserve's risk-based capital guidelines provide for the relative weighting of both on-balance-sheet and off-balance-sheet items based on their degree of risk. The Company continues to exceed all regulatory capital requirements as shown in the table below and knows of no trends or uncertainties which may materially impair or alter its capital position.

                        Minimum Capital Standard Ratios
-------------------------------------------------------------------------------
                                               Citizens             Regulatory
                                            Financial Corp.        Requirements
-------------------------------------------------------------------------------
Total capital to risk weighted assets           16.79%                8.00%
Tier I capital to risk weighted assets          15.71%                4.00%
Tier I capital to adjusted total assets         11.46%                4.00%

LIQUIDITY AND INTEREST RATE SENSITIVITY
---------------------------------------

     The objective of the Company's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of customers, the credit needs of borrowers, and to provide for other operational needs. Liquidity is provided by various internal sources including unpledged investment securities, federal funds sold, loan repayments and the ability to maintain a stable or growing deposit base. In addition, external sources of liquidity are also available from correspondent banks.

     Each quarter management tests the Banks' ability to satisfy its anticipated liquidity demands over the next twelve months. Since year end 2000, stronger deposit growth and slower loan demand have resulted in an improved liquidity position. In addition, the increase in the value of the security portfolio makes it possible to generate liquidity by the sale of unpledged securities if necessary. No such sales are anticipated, however. As noted earlier, several repurchase agreements will mature on June 30, 2001. While management believes it will most likely retain these funds, alternative sources of funding have been identified in the event they are needed.

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

     Gap analysis is a static measure and does not consider future changes in volume of rate sensitive assets or liabilities or the possibility that interest rates of various products may not change by the same amount or at the same time. Therefore, certain assumptions must be made in constructing the gap. The Company monitors its gap on a monthly basis. As of March 31, 2001, the Company's one year gap is negative 2.35% of total assets. This indicates that more liabilities than assets are subject to repricing over the next year. Traditional theory indicates that in a falling interest rate environment this could result in increased earnings.

     On a quarterly basis the Company utilizes interest rate shock testing to further manage interest rate risk. Such tests project net interest income given an immediate and sustained change in interest rates applied to all interest earning assets and interest sensitive liabilities. Although such test contain some of the same shortcomings as gap analysis, they are very useful in defining boundaries of interest rate risk exposure. As of March 31, 2001, these tests project that an immediate and sustained increase in rates of 200 basis points would cause net interest income to fall 3.42%. Conversely, a 200 basis point decrease in rates is estimated to cause net interest income to increase 2.44%. These measures are within management's parameters.

     In addition to these tests, the Bank also used simulation models to monitor interest rate risk and prepare income projections.

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

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings:
         -----------------

     As of March 31, 2001 Citizens Financial Corp. was not involved in any material legal proceedings. The Bank is currently involved in various legal proceedings which occur in the normal course of business. After consultation with legal counsel, management believes that all such litigation will be resolved without materially affecting the Company's financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against the Company or its subsidiaries.

Item 2.  Changes in Securities:  None.
         ---------------------

Item 3.  Defaults upon Senior Securities:  None.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders:  None.
         ---------------------------------------------------

Item 5.  Other Information:  None
         -----------------

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


                                        CITIZENS FINANCIAL CORP.



Date:    5/10/2001                      /s/ Robert J. Schoonover
      ----------------                  -------------------------------
                                         Robert J. Schoonover
                                         President
                                         Chief Executive Officer



Date:    5/10/2001                      /s/ Thomas K. Derbyshire
      ----------------                  -------------------------------
                                         Thomas K. Derbyshire
                                         Treasurer
                                         Principal Financial Officer