Form 10-Q
period 2001-06-30
CITIZENS FINANCIAL CORP/DE/
filed 2001-08-02
CIK 764156

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 JUNE 30, 2001
                              ------------------------------------------------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No_____
                                             -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
                   Class                       June 30, 2001
                   -----                     -----------------

       Common Stock ($2.00 par value)             650,612


                        This report contains 23 pages.

                                   FORM 10-Q
                           CITIZENS FINANCIAL CORP.
                          Quarter Ended June 30, 2001


                                     INDEX

                                                                Page No.
                                                                --------
Part I.   Financial Information

           Condensed Consolidated Balance Sheets
            June 30, 2001 and December 31, 2000................   3

           Condensed Consolidated Statements of Income
            Three Months Ended
            June 30, 2001 and June 30, 2000
            and Six Months Ended
            June 30, 2001 and June 30, 2000....................   4

           Statements of Comprehensive Income
            Three Months Ended
            June 30, 2001 and June 30, 2000
            and Six Months Ended
            June 30, 2001 and June 30, 2000....................   5

           Condensed Consolidated Statements of
            Changes in Shareholders' Equity
            Six Months Ended
            June 30, 2001 and June 30, 2000....................   6

           Condensed Consolidated Statements of
            Cash Flows
            Six Months Ended
            June 30, 2001 and June 30, 2000....................   7

           Notes to Condensed Consolidated
            Financial Statements...............................   8

           Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations......................................  13

Part II.  Other Information and Index to Exhibits..............  20

           Signatures..........................................  21

                        PART I - FINANCIAL INFORMATION
                           CITIZENS FINANCIAL CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)



                                                  June 30,   December 31,
                                                    2001        2000
                                                 ---------  ------------
                                                 (Unaudited)       *
ASSETS
------
Cash and due from banks                           $  3,777       $  4,540
Securities available for sale                       42,235         42,338
Loans, less allowance for loan losses of
 $1,266 and $1,151, respectively                   104,513        101,033
Premises and equipment                               2,701          2,356
Accrued interest receivable                          1,132          1,215
Other assets                                         1,796          2,050
                                                  --------       --------
    Total Assets                                  $156,154       $153,532
                                                  ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
  Noninterest bearing                             $ 16,380       $ 16,694
  Interest bearing                                 108,288        104,825
                                                  --------       --------
    Total deposits                                 124,668        121,519
Short-term borrowings                               10,684         12,367
Long-term borrowings                                   828            868
Other liabilities                                    1,435          1,388
                                                  --------       --------
    Total liabilities                              137,615        136,142
                                                  --------       --------

Commitments and contingencies

SHAREHOLDERS' EQUITY
--------------------

Common stock, $2.00 par value, authorized
    2,250,000 shares, issued 750,000 shares          1,500          1,500
Additional paid in capital                           2,100          2,100
Retained earnings                                   16,414         15,831
Accumulated other comprehensive income                 550            (16)
Treasury stock at cost 99,388 shares                (2,025)        (2,025)
                                                  --------       --------
     Total shareholders' equity                     18,539         17,390
                                                  --------       --------
     Total Liabilities and Shareholders' Equity   $156,154       $153,532
                                                  ========       ========
*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands of dollars, except per share data)

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                      ------------------     -----------------
                                      2001          2000     2001         2000
                                          (Unaudited)           (Unaudited)
INTEREST INCOME
---------------

Interest and fees on loans          $  2,323        $2,037   $4,640     $3,955
Interest and dividends on
 securities:
  Taxable                                555           586    1,152      1,127
  Tax-exempt                              62            90      127        176
Interest on federal funds sold             8             7       11         20
                                    --------     --------- --------   --------
  Total interest income                2,948         2,720    5,930      5,278
                                    --------     --------- --------   --------

INTEREST EXPENSE
----------------

Interest on deposits                   1,065           903    2,140      1,773
Interest on short-term borrowings        104            58      222        116
Interest on long-term borrowings          11            86       23        142
                                    --------     --------- --------   --------
  Total interest expense               1,180         1,047    2,385      2,031
                                    --------     --------- --------   --------
  Net interest income                  1,768         1,673    3,545      3,247
Provision for loan losses                 88            45      172         90
                                    --------     --------- --------   --------
  Net interest income after
    provision for loan losses          1,680         1,628    3,373      3,157
                                    --------     --------- --------   --------

NONINTEREST INCOME
------------------

Trust department income                   47            38       91         79
Brokerage fees                            49            29       96         43
Service fees                             137           106      268        189
Insurance commissions                     17             2       25         10
Security gains/(losses)                    0             0        1         (3)
Other                                     23            62       78        105
                                    --------     --------- --------   --------
  Total noninterest income               273           237      559        423
                                    --------     --------- --------   --------

NONINTEREST EXPENSE
-------------------

Salaries and employee benefits           677           609    1,367      1,182
Net occupancy expense                     65            49      127         93
Equipment rentals, depreciation
  and maintenance                         97            78      194        153
Data processing                           88            85      198        176
Postage                                   33            22       66         46
Legal and professional                    44            44       87         88
Other                                    270           276      518        551
                                    --------     --------- --------   --------
  Total noninterest expense            1,274         1,163    2,557      2,289
                                    --------     --------- --------   --------

Income before income taxes               679           702    1,375      1,291
Income tax expense                       202           210      467        389
                                    --------     --------- --------   --------
Net income                          $    477     $     492 $    908   $    902
                                    ========     ========= ========   ========

Basic earnings per common share     $    .73     $     .75 $   1.40   $   1.38
                                    ========     ========= ========   ========

Weighted average shares outstanding  650,612       652,112  650,612    652,888
Dividends per common share          $    .25     $     .20 $    .50   $    .40
                                    ========     ========= ========   ========

The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.
                       STATEMENTS OF COMPREHENSIVE INCOME
                           (In thousands of dollars)

                                               Three Months Ended      Six Months Ended
                                                    June 30                 June 30
                                               ------------------      -----------------
                                               2001          2000      2001         2000
                                                  (Unaudited)             (Unaudited)
Net income                                     $ 477         $ 492     $   908     $  902
Other comprehensive income:
 Gross unrealized gains/(losses)
   arising during the period                     159            77         859        (98)
 Adjustment for income tax
   (expense)/benefit                             (54)          (26)       (292)        33
                                               -----         -----     -------     ------
                                                 105            51         567        (65)

Less:  Reclassification adjustment
 for (gains)/losses included in
 net income                                        0             0          (1)         3
Adjustment for income tax
 expense/(benefit)                                 0             0           0         (1)
                                               -----         -----     -------     ------
                                                   0             0          (1)         2
Other comprehensive income,
  net of tax                                     105            51         566        (63)
                                               -----         -----     -------     ------

Comprehensive income                           $ 582         $ 543     $ 1,474     $  839
                                               =====         =====     =======     ======

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           (In thousands of dollars)

                                        Six Months Ended June 30, 2001 and 2000
                                       ------------------------------------------
                                                    (Unaudited)
                                                                                Accumulated               Total
                                                       Additional                  Other                  Share-
                                    Common Stock        Paid In     Retained   Comprehensive   Treasury   holders'
                                 -----------------
                                 Shares     Amount      Capital     Earnings      Income        Stock     Equity
-------------------------------------------------------------------------------------------------------------=-----
Balance, January 1, 2000          750,000    $1,500     $2,100      $14,723       $(525)       $(1,844)   $15,954
Net income                                                              902                                   902
Net change in unrealized gain/
  (loss) on securities                                                              (63)                      (63)
Cash dividends declared
  ($.40 per share)                                                     (261)                                 (261)
Purchase of 3,720 shares
  of treasury stock                                                                               (135)      (135)
                                  ---------------------------------------------------------------------------------
Balance, June 30, 2000            750,000    $1,500     $2,100      $15,364       $(588)       $(1,979)   $16,397
                                  =================================================================================


Balance, January 1, 2001          750,000    $1,500     $2,100      $15,831       $ (16)       $(2,025)   $17,390
Net income                                                              908                                   908
Net change in unrealized gain/
  (loss) on securities                                                              566                       566
Cash dividends declared
  ($.50 per share)                                                     (325)                                 (325)
                                  ---------------------------------------------------------------------------------
Balance, June 30, 2001            750,000    $1,500     $2,100      $16,414       $ 550        $(2,025)   $18,539
                                  =================================================================================

The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                                           Six Months Ended
                                                               June 30,
                                                          -------------------
                                                             2001       2000
                                                              (Unaudited)
Cash flows from operating activities:
  Net Income                                              $   908   $    902
  Adjustments to reconcile net income to
  cash provided by operating activities:
    Provision for loan losses                                 172         90
    Depreciation and amortization                             150        102
    Amortization and accretion on securities                  (21)        10
    (Gain)/loss on sale of securities                          (1)         3
    (Gain)/loss on sale of assets                              (4)        30
    (Increase)/decrease in accrued interest receivable         83       (164)
    (Increase)/decrease in other assets                       199       (194)
    Increase/(decrease) in other liabilities                 (244)       293
                                                          -------   --------
      Cash provided by operating activities                 1,242      1,072
                                                          -------   --------

Cash flows from investing activities:
  Proceeds from principal payments received
    on securities available for sale                          140        114
  Proceeds from maturities and calls of
    securities available for sale                           7,610      3,120
  Proceeds from sales of securities
    available for sale                                        506      1,496
  Purchases of securities available for sale               (7,274)    (7,720)
  Purchases of premises and equipment                        (496)      (345)
  Increase in loans                                        (3,682)    (8,589)
  Proceeds from sale of other real estate                      90          0
                                                          -------   --------
     Cash used by investing activities                     (3,106)   (11,924)
                                                          -------   --------

Cash flows from financing activities:
  Cash dividends paid                                        (325)      (261)
  Acquisition of treasury stock                                 0       (135)
  Increase/(decrease) in short-term borrowing                 (40)     4,278
  Decrease in long-term borrowing                          (1,683)    (3,181)
  Increase in time deposits                                 3,496      4,116
  Increase/(decrease) in other deposits                      (347)     4,986
                                                          -------   --------
Cash provided by financing activities                       1,101      9,803
                                                          -------   --------

Net increase/(decrease) in cash and cash equivalents         (763)    (1,049)

Cash and cash equivalents at beginning of period            4,540      5,699
                                                          -------   --------

Cash and cash equivalents at end of period                $ 3,777   $  4,650
                                                          =======   ========

Cash paid during the period for:
  Interest                                                $ 2,388   $  2,042
  Income Taxes                                            $   452   $    379

Other real estate and other assets
  acquired in settlement of loans                         $    30   $    134

The accompanying notes are an integral part of these financial statements.

                    CITIZENS FINANCIAL CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
         ---------------------

     The accounting and reporting policies of Citizens Financial Corp. and Subsidiaries ("Citizens" or "the Company") conform to accounting principles generally accepted in the Unites States of America and to general policies within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     The condensed consolidated financial statements include the accounts of Citizens Financial Corp. and its wholly-owned subsidiaries Citizens National Bank (the "Bank") and Citizens Financial Services, LLC. All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens' 2000 Annual Report to Shareholders and Form 10-K.

NOTE 2 - RECLASSIFICATIONS
         -----------------

     Certain accounts in the condensed consolidated financial statements for 2000, as previously presented, have been reclassified to conform with current year classifications.

NOTE 3 - SECURITIES
         ----------

     The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2001 and December 31, 2000 are summarized as follows (in thousands):

                                                         June 30, 2001
                                ---------------------------------------------------------------
                                                                                        Carrying
                                                                                         Value
                                                                                       (Estimated
                                         Amortized      Unrealized      Unrealized        Fair
                                           Cost           Gains          Losses          Value)
------------------------------------------------------------------------------------------------
Available for sale:
U.S. Government agencies
 and corporations.............         $   19,434        $    360      $      0     $  19,794
Mortgage backed securities-
 U.S. Government agencies
 and corporations.............              1,024               1             0         1,025
Corporate debt securities.....             14,904             408            18        15,294
State and political
 subdivisions.................              5,308              82             0         5,390
Federal Reserve Bank stock....                108               0             0           108
Federal Home Loan Bank stock..                624               0             0           624
                                       ----------        --------      --------     ---------
 Total securities available
  for sale....................         $   41,402        $    851      $     18     $  42,235
                                       ==========        ========      ========     =========


                                                   December 31, 2000*
                                ----------------------------------------------------------------
                                                                                       Carrying
                                                                                         Value
                                                                                       (Estimated
                                         Amortized      Unrealized      Unrealized        Fair
                                           Cost           Gains          Losses          Value)
                                         -------------------------------------------------------
                                                                    *
------------------------------------------------------------------------------------------------
Available for sale:
U.S. Government agencies
  and corporations..................     $20,232          $107             $ 81          $20,258
Mortgage-backed securities -
  U.S. Government
  agencies and corporations.........       1,166             0               23            1,143
Corporate debt securities...........      14,895           148              193           14,850
State and political subdivisions ...       5,336            33               14            5,355
Federal Reserve Bank stock..........         108             0                0              108
Federal Home Loan Bank stock........         624             0                0              624
                                         -------          ----             ----          -------
Total securities available for
  sale..............................     $42,361          $288             $311          $42,338
                                         =======          ====             ====          =======


*From audited financial statements.

     The maturities, amortized cost and estimated fair values of the Bank's securities at June 30, 2001 are summarized as follows (in thousands):

                                                     Available for sale
                                                     ------------------
                                                Amortized           Estimated
                                                   Cost            Fair Value
                                                ---------          ----------
Due within 1 year                               $ 8,831             $ 8,905
Due after 1 but within 5 years                   30,959              31,708
Due after 5 but within 10 years                     880                 890
Due after 10 years                                    0                   0
Equity securities                                   732                 732
                                                --------            -------
                                                $41,402             $42,235
                                                ========            =======

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

     The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the six month periods ended June 30, 2001 and 2000 are as follows (in thousands):

                                         Proceeds From              Gross Realized
                                 -------------------------------   -----------------
                                          Calls and   Principal
                                  Sales   Maturities  Payments     Gains      Losses
                                 -------------------------------   -----------------
June 30, 2001:
Securities available for sale    $  506   $   7,610   $    140     $   1      $   0
                                 ======   =========   ========     =====      =====
June 30, 2000:
Securities available for sale    $1,496   $   3,120   $    114     $   0      $   3
                                 ======   =========   ========     =====      =====


     At June 30, 2001 and December 31, 2000 securities carried at $6,565,000 and $5,846,000 respectively, with estimated fair values of $6,698,000 and $5,869,000 respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

     At June 30, 2001, the company has a concentration within its corporate debt securities classification which included obligations of financial services industry companies having an approximate amortized cost of $4,736,000 and an estimated fair value of $4,878,000. There were no concentrations with any one issuer.

NOTE 4 - LOANS
         -----

     Total loans are summarized as follows (in thousands):

                                              June 30, 2001     December 31, 2000
                                              --------------    ------------------
                                                (Unaudited)             *
Commercial, financial and agricultural           $ 15,822            $ 14,631
Real estate - construction                          2,951               2,032
Real estate - mortgage                             70,158              70,065
Installment loans to individuals                   15,685              14,402
Other                                               1,222               1,151
                                                 --------            --------
  Total loans                                     105,838             102,281
Net deferred loan origination costs                   (54)                (61)
Less unearned income                                   (5)                (36)
                                                 --------            --------
  Total loans net of unearned income and
    net deferred loan origination costs           105,779             102,184
Less allowance for loan losses                     (1,266)             (1,151)
                                                 --------            --------
  Loans, net                                     $104,513            $101,033
                                                 ========            ========


NOTE 5 - ALLOWANCE FOR LOAN LOSSES
         -------------------------

Analyses of the allowance for loan losses are presented below (in thousands):

                                        Three Months Ended   Six Months Ended
                                              June 30,           June 30,
                                         -----------------   ----------------
                                           2001      2000      2001    2000
Balance at beginning of period           $1,203    $1,063    $1,151    $1,011
Loans charged off:
  Commercial and industrial                   1         0         2         0
  Real estate - mortgage                      0        33         0        34
  Consumer and other                         28        13        67        32
                                         ------    ------    ------    ------
    Total                                    29        46        69        66
                                         ------    ------    ------    ------

Recoveries:
  Commercial and industrial                   0         4         3        22
  Real estate - mortgage                      0         0         0         1
  Consumer and other                          4         4         9        12
                                         ------    ------    ------    ------
    Total recoveries                          4         8        12        35
                                         ------    ------    ------    ------

Net (recoveries) losses                      25        38        57        31

Provision for loan losses                    88        45       172        90
                                         ------    ------    ------    ------
Balance at end of period                 $1,266    $1,070    $1,266    $1,070
                                         ======    ======    ======    ======

*From audited financial statements.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
         -----------------------------

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

NOTE 7 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
         -------------------------------------------------

     The subsidiary bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extend of involvement the Bank has in particular classes of financial instruments.

Financial instruments whose contract      June 30, 2001     December 31, 2000
amounts represent credit risk              (unaudited)              *
       (in thousands)
------------------------------------      -------------     ------------------
Commitments to extend credit                  $18,165             $16,544
Standby letters of credit                         517                 167
                                              -------             -------
  Total                                       $18,682             $16,711
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

NOTE 8 - EARNINGS PER SHARE
         ------------------

     Earnings per share is based on the weighted average number of shares outstanding during the period. For the six month periods ended June 30, 2001 and 2000 the weighted average number of shares were 650,612 and 652,888, respectively. The weighted average number of shares outstanding during the three month periods then ended were 650,612 and 652,112, respectively.

NOTE 9 - NEW ACCOUNTING STANDARDS
         ------------------------

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, which are required to be adopted by the Company at the beginning of 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

     SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

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

RESULTS OF OPERATIONS
---------------------

EARNINGS SUMMARY
----------------

     Net income for the second quarter of 2001 was $477,000, slightly less than second quarter 2000 income of $492,000. On a year-to-date basis net income increased from $902,000 in 2000 to $908,000 in 2001. Similarly, earnings per share for the six month period increased by $.02 to $1.40 while dividends per share increased by $.10 to $.50. Balance sheet growth caused return on average assets to fall from 1.30% to 1.19% and return on average equity decreased from 11.18% to 10.16%. Details concerning the Company's results of operations are discussed in the following sections of this report.

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

     Net interest income for the second quarter of 2001 of $1,768,000 was $95,000, or 5.7%, more than in the same period of 2000. This reflects a $10 million increase in average earning assets. The yield on those assets was 8.16% during the quarter, nearly identical to the yield of 8.15% realized in the second quarter of 2000. However, the cost of interest bearing liabilities for the quarter of 4.01% is up from 3.83% in the same period last year as a result of last year's rising interest rates, particularly on certificates of deposit. This higher cost of funds caused the quarterly net interest margin, on a tax equivalent basis, to fall 13 basis points to 4.94%, a level still well above peer averages.

     For the year-to-date period, net interest income of $3,545,000 was $298,000, or 9.2%, more than in the same period of last year. This increase primarily reflects a positive volume variance with average earning assets for the period rising $11.8 million. A 24 basis point increase in the yield on earning assets to 8.31% also contributed to the increase in net interest income. These positive influences were offset by an increase in the cost of funds of 33 basis points to 4.10%. As a result, tax equivalent net interest margin for the first half of 2001 of 5.01% was 2 basis points less than in the first half of last year.

     As is noted above, changes in interest rates do affect net interest income. The rising interest rate environment of 2000 has now become a falling interest rate environment in 2001. This change, and its expected impact on the Company's earnings in the foreseeable future, is discussed in the liquidity and interest rate sensitivity section of this report.

NONINTEREST INCOME
------------------

     The Bank continues to make improvements in the area of noninterest income, which includes all revenues not included in interest and fee income relating to earning assets. Total noninterest income for the second quarter of 2001 of $273,000 is up 15.2%, or $36,000, when compared to the same quarter of last year. Year-to-date results show an even larger increase, $136,000 or 32.2%. In part this is due to the Bank's expanded branch network with two new branches having been opened since May, 2000. During the first six months of 2001 these two branches contributed $60,000 of noninterest income, mostly service fees. Service fees at the Bank's other branches have also risen as a result of higher overdraft charges.

     In addition to service fees, the Bank's trust and brokerage operations have also shown improvement in 2001. For the first half of the year trust revenues have risen 15.2% to $91,000. Income from brokerage services, now in its third year, of $96,000 is more than double the first half 2000 level of $43,000. This improvement is the result of increased annuity sales as well as the continued development of the customer base.

     Other noninterest income has shown a decrease from $105,000 in the first half of 2000 to $78,000 in the first half of the current year. This is largely due to the receipt of $30,000 during the second quarter of 2000 when the insurance carrier used for one of the Bank's employee benefit plans converted from a mutual company to a stock company.

NONINTEREST EXPENSE
-------------------

     Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Noninterest expenses for the quarterly and year-to-date periods have increased $111,000 and $268,000, respectively. These increases are directly related to the opening of the two new branch facilities. Noninterest expenses related to these two branches totaled $169,000 during the second quarter and $326,000 during the first half of 2001.

     The largest increase in noninterest expense during the second quarter of 2001 was in personnel costs, which rose $68,000, or 11.2%. This reflects a $72,000 increase in salaries, a $12,000 increase in group insurance costs and a $16,000 decrease in pension costs. Net occupancy expense and equipment expenses increased by $16,000 and $19,000, respectively, mostly due to depreciation related to the newer facilities while postage expense increased with a larger customer base. Other types of expense, including data processing, legal and professional, and other noninterest expense, were relatively unchanged.

     On a year-to-date basis, the most significant contribution to the increase in noninterest expense was again personnel, up $185,000. With the exception of other noninterest expense, the remaining components of noninterest expense all increased as a result of the branching activity. Other noninterest expense in 2000 exceeded the current year level due to higher costs related to holding and selling foreclosed property.

INCOME TAXES
------------

     The Company's provisions for income taxes during the second quarters of 2001 and 2000 were $202,000 and $210,000, respectively. Included in these figures are both federal and state income taxes. For the year-to-date period total income tax expense was $467,000 in 2001 and $389,000 in 2000. These figures represent effective tax rates of 34.0% and 30.1% in 2001 and 2000, respectively. The Company was not subject to the federal alternative minimum tax during any of the periods covered by this report.

FINANCIAL CONDITION
-------------------

SUMMARY
-------

     Total assets of $156,154,000 at June 30, 2001 were up from $153,532,000 at year end 2000 and primarily reflect a $3,149,000 increase in deposits. Average assets for the quarter were $154,980,000. A further discussion of the Bank's major balance sheet categories, as well as liquidity, interest rate sensitivity, and the impact of inflation, follows.

LOAN PORTFOLIO
--------------

     The Company's loan portfolio has experienced steady, but not rapid, growth during the first half of 2001, particularly during the second quarter. Total loans at June 30, 2001 of $105,838,000 were $3,557,000, or 3.5%, more than at year-end 2000. The majority of this growth has occurred at the Company's two newest branches. As a result gross loans were 84.9% of deposits at June 30, 2001.

     At $70,158,000, mortgage lending continues to represent the Company's largest loan portfolio. However, the greatest growth during the first half of the year came in the consumer and commercial loan portfolios. Consumer lending increased $1,284,000, or 8.9%, to $15,685,000. Commercial lending increased $1,191,000, or 8.1%, to $15,822,000.

     Although the recent series of interest rate cuts have lowered the yield on the Company's prime based and floating rate loan portfolios, management is hopeful they will help the economy regain strength and permit the Bank to maintain a stable loan portfolio.

ALLOWANCE FOR LOAN LOSSES
-------------------------

     Management maintains an allowance for possible loan losses at a level it considers adequate to provide for losses that can be reasonably anticipated. This is done by a process of continual review of the loan portfolio, specific loans, and various factors which may impact them.

     The June 30, 2001 allowance for loan losses of $1,266,000 was 1.20% of gross loans. During the first six months of the year the Bank experienced $57,000 in net charge-offs while making provisions for loan losses of $172,000.

     Company policy requires those loans which are past due 90 days or more be placed on nonaccrual status unless they are both well secured and in the process of collection. As shown in the following table, such loans have increased to $159,000 representing .15% of the total portfolio, lower than the peer average
 .21%.

               Summary of Past Due Loans and Nonperforming Assets
              --------------------------------------------------
                                (in thousands)

                                               June 30            December 31
                                        --------------------      ------------
                                        2001            2000          2000
                                            (Unaudited)                *
Loans past due 90 or more days
 still accruing interest                $ 159           $   8        $  22
                                        =====           =====        =====

Nonperforming assets:
 Nonaccruing loans                      $ 122           $ 111        $ 181
 Other Real Estate Owned                  498             321          555
                                        -----           -----        -----
                                        $ 620           $ 432        $ 736
                                        =====           =====        =====

* From the Company's Form 10-K filing dated December 31, 2000

     The balance in other real estate owned includes $468,000 of covered transactions. Such items were explained in the Company's March 31, 2001 Form 10-
Q. As of June 30, 2001, all such transactions are current and management is not aware of any trends or uncertainties involving the loan portfolio which are likely to materially impair credit quality, capital, or earnings.

SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD
-------------------------------------------

     The Bank's securities portfolio uses funds not needed to satisfy loan demand to improve earnings while at the same time providing liquidity and balancing interest sensitivity concerns. All securities are classified as available for sale.

     The composition and characteristics of the portfolio did not undergo any significant changes during the first half of the year. The portfolio continues to be comprised primarily of U.S. Agency and investment grade corporate debt instruments with lesser holdings of municipal and government agency mortgage backed instruments as well as Federal Home Loan Bank and Federal Reserve stock. Despite the lower yields now available in these type of fixed rate debt securities, the Bank plans to continue its approach of using them to employ a laddered maturity of five years or less believing this approach helps minimize interest rate risk. Typically this approach would also ensure a steady stream of liquidity. However, due to pledging requirements, maturing securities will provide only limited liquidity in the year 2001. Liquidity issues are discussed elsewhere in this report.

     The most significant change in the securities portfolio during the first six months of the year involved the impact of lower interest rates on its fair value. Because the portfolio is comprised of fixed rate instruments, the fair value of the portfolio increased and is now $833,000 in excess of its amortized cost.

     The Bank generally tries to minimize its involvement in the overnight federal funds sold market, instead relying on the continually maturing securities portfolio to provide the liquidity needed to fund loans or meet deposit withdraw demands. Nonetheless, at any given time the execution of specific investing or funding strategies, or normal fluctuation in deposit and loan balances, may require the Bank to sell, or buy, funds on an overnight basis. No federal funds were sold at either June 30, 2001 or December 31, 2000 although average federal funds sold for the period were $480,000.

DEPOSITS AND OTHER FUNDING SOURCES
----------------------------------

     Total deposits at June 30, 2001 of $124,668,000 are $3,149,000 more than at December 31, 2000 and include $2,094,000 in deposit growth from the Bank's two newest locations. This growth occurred in interest bearing checking accounts, money market accounts, and certificates of deposit despite recent interest rate cuts. Most of the growth was in certificates of deposit, up $3,496,000, or 6.3%. The largest decrease came in corporate savings accounts. These accounts, which were $8,841,000 at year-end, fluctuate daily based on the customers daily cash needs and totaled $8,076,000 at June 30, 2001. The average balance in these accounts for the six month period was $9,037,000.

     With deposit growth closely tracking loan growth during the first half of the year, the Company has not increased its use of borrowed funds. In fact, total borrowings at June 30, 2001 of $11,512,000 are down from $13,235,000 at year-end 2000. The majority of the Bank's borrowings are in the form of repurchase agreements with several local entities. Two of these, carrying balances of $4,505,000, matured on June 30, 2001. The Bank was successful in renewing each of these agreements, one of which carries a one year term and the other carrying a two year term. At June 30, 2001, the Company also had overnight borrowings of $1,874,000; average overnight borrowings for the first half of the year were $524,000. No changes have occurred in the Company's long-term borrowing arrangements.

CAPITAL RESOURCES
-----------------

     The Company continues to maintain a very strong capital base. At $18,539,000, total capital was 11.9% of assets at June 30, 2001. This total was $1,149,000 higher than at December 31, 2000 primarily as a result of an increase in the value of the available for sale securities portfolio. Changes to the capital accounts are detailed in the Statements of Changes in Shareholders' Equity presented earlier in the report.

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

                        Minimum Capital Standard Ratios
--------------------------------------------------------------------------------
                                                 Citizens           Regulatory
                                               Financial Corp.     Requirements
--------------------------------------------------------------------------------

Total capital to risk weighted assets             16.77%                8.0%
Tier I capital to risk weighted assets            15.65%                4.0%
Tier I capital to adjusted total assets           11.49%                3.0%

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

          The Company's liquidity position has been enhanced by the growth of its deposit base and the renewal of several repurchase agreements and, as a result, the need to borrow from correspondent banks has been minimal. Projections for the next twelve months indicate this is likely to continue to be the case. The Company has not, and does not expect to, raise funds through brokered deposits, wholesale certificates of deposit, internet services, or other nontraditional sources.

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

          Following the rising interest rate environment of 2000, the Company's yield on interest earning assets and cost of interest bearing liabilities are now higher than they were one year ago. More recently, however, falling interest rates have reduced the yield on earning assets. In order to offset this the Company reduced the rate it pays on savings, money market and interest bearing checking accounts in May, 2001, thus helping to preserve its strong net interest margin.

          As of June 30, 2001, the Company's one year gap is negative 5.13% of total assets. This indicates that more liabilities than assets are subject to repricing over the next year. Traditional theory indicates that in a falling interest rate environment this could result in increased earnings. However, gap analysis is a static measure and does not consider future changes in volume of rate sensitive assets or liabilities or the possibility that interest rates of various products may not change by the same amount or at the same time. Therefore, certain assumptions must be made in constructing the gap.

          The Company also utilizes interest rate shock testing to manage interest rate risk. Such tests project net interest income given an immediate and sustained change in interest rates applied to all interest earning assets and interest sensitive liabilities. Although such tests contain some of the same shortcomings as gap analysis, they are very useful in defining boundaries of interest rate risk exposure. As of June 30, 2001, these tests project that an immediate and sustained increase in rates of 200 basis points would cause net interest income to fall 6.48%. Conversely, a 200 basis point decrease in rates is estimated to cause net interest income to increase 3.97%. These measures are within management's parameters.

          In addition to these tests, the Bank also uses simulation models to monitor interest rate risk and prepare income projections.

IMPACT ON INFLATION
-------------------

          The consolidated financial statements and related data included in this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company's financial position and results of operations to be measured in terms of historical dollars, except for the available for sale securities portfolio. Consequently, the relative value of money generally is not considered. Nearly all of the Company's assets and liabilities are monetary in nature and, as a result, interest rates and competition in the market area tend to have a more significant impact on the Company's performance than the effect of inflation.

                         PART II -  OTHER INFORMATION


Item 1.  Legal Proceedings:
         -----------------

         As of June 30, 2001 Citizens Financial Corp. was not involved in any material legal proceedings. The Bank is currently involved in various legal proceedings which occur in the normal course of business. After consultation with legal counsel, management believes that all such litigation will be resolved without materially effecting the financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against the Company or the Bank.

Item 2.  Changes in Securities:    None.
         ---------------------

Item 3.  Defaults upon Senior Securities:    None.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders:
         ---------------------------------------------------

         The annual meeting of shareholders of Citizens Financial Corp. was held on April 21, 2001. The shareholders determined that the maximum number of directors would be fixed at nine and that directors Brown, Campbell and Schoonover will serve three year terms ending in April, 2004. Each of these directors were unopposed.

          In addition to the foregoing nominees, the following six (6) persons presently are serving as members of the Board of Directors, for terms to expire in the year indicated for each member: Robert N. Alday (2003); Max
     L. Armentrout (2002); Raymond L. Fair (2002); John F. Harris (2002); Cyrus
     K. Kump (2003); and L. T. Williams (2002).


Item 5.   Other Information:     None.
          -----------------

Item 6.   Exhibits and Reports on Form 8-K:
          --------------------------------

          (a)  Exhibits:  22 Notice of Annual Meeting of Stockholders,
                          page 22

          (b)  Reports on Form 8-K:  None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CITIZENS FINANCIAL CORP.



Date:  8/2/01                               /s/ Robert J. Schoonover
                                           -------------------------------
                                           Robert J. Schoonover
                                           President
                                           Chief Executive Officer



Date:  8/2/01                               /s/ Thomas K. Derbyshire
                                           -------------------------------
                                           Thomas K. Derbyshire
                                           Treasurer
                                           Principal Financial Officer