Form 10-Q
period 2001-09-30
CITIZENS FINANCIAL CORP/DE/
filed 2001-11-08
CIK 764156

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------

Commission file number 2-96144
                       -------


                            CITIZENS FINANCIAL CORP.
                            ------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                            55-0666598
                 ----------------------------------------------
           (State or other jurisdiction of            (I.R.S. Employer
            incorporation or organization)          Identification No.)


            213 Third Street, Elkins, West Virginia           26241
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                Outstanding at
                   Class                      September 30, 2001
                   -----                      ------------------
       Common Stock ($2.00 par value)               649,387




                         This report contains 19 pages.

                                    FORM 10-Q
                            CITIZENS FINANCIAL CORP.
                        Quarter Ended September 30, 2001


                                      INDEX


                                                                     Page No.
                                                                     --------

Part I.   Financial Information

          Condensed Consolidated Balance Sheets
            September 30, 2001 and December 31, 2000................    3

          Condensed Consolidated Statements of Income
            Three Months Ended
            September 30, 2001 and September 30, 2000
            and Nine Months Ended
            September 30, 2001 and September 30, 2000...............    4

          Statements of Comprehensive Income
            Three Months Ended
            September 30, 2001 and September 30, 2000
            and Nine Months Ended
            September 30, 2001 and September 30, 2000...............    5

          Condensed Consolidated Statements of
            Changes in Shareholders' Equity
            Nine Months Ended
            September 30, 2001 and September 30, 2000...............    6

          Condensed Consolidated Statements of
            Cash Flows
            Nine Months Ended
            September 30, 2001 and September 30, 2000...............    7

          Notes to Condensed Consolidated
            Financial Statements....................................    8

          Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations...........................................   12

Part II.  Other Information and Index to Exhibits...................   18

          Signatures................................................   19

                         PART I - FINANCIAL INFORMATION
                            CITIZENS FINANCIAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)


                                                 September 30,    December 31,
                                                     2001             2000
                                                 -------------    ------------
                                                  (Unaudited)          *
ASSETS
------

Cash and due from banks                            $  3,837        $  4,540
Federal funds sold                                    2,050              --
Securities available for sale                        42,755          42,338
Loans, less allowance for loan losses of
  $1,287 and $1,151, respectively                   108,589         101,033
Premises and equipment                                2,686           2,356
Accrued interest receivable                           1,207           1,215
Other assets                                          1,929           2,050
                                                    -------         -------
    Total Assets                                   $163,053        $153,532
                                                    =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
  Noninterest bearing                              $ 16,406        $ 16,694
  Interest bearing                                  113,579         104,825
                                                    -------         -------
    Total Deposits                                  129,985         121,519
Short-term borrowings                                11,577          12,367
Long-term borrowings                                    808             868
Other liabilities                                     1,557           1,388
                                                    -------         -------
    Total liabilities                               143,927         136,142
                                                    -------         -------


Commitments and contingencies

SHAREHOLDERS' EQUITY
--------------------

Common Stock, $2.00 par value, authorized
  2,250,000 shares issued 750,000 shares              1,500           1,500
Additional paid in capital                            2,100           2,100
Retained earnings                                    16,672          15,831
Accumulated other comprehensive income                  913             (16)
Treasury stock at cost, 100,613 and 99,388
  shares, respectively                               (2,059)         (2,025)
                                                    -------         -------
  Total shareholders' equity                         19,126          17,390
                                                    -------         -------
    Total Liabilities and Shareholders' Equity     $163,053        $153,532
                                                    =======         =======

*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands of dollars, except per share data)

                                                 Three Months             Nine Months
                                             Ended September 30,      Ended September 30,
                                             -------------------      -------------------
                                             2001           2000      2001           2000
                                                 (Unaudited)              (Unaudited)
INTEREST INCOME
---------------

Interest and fees on loans               $  2,345       $  2,188    $  6,985     $  6,143
Interest and dividends on
 securities:
    Taxable                                   550            577       1,702        1,704
    Tax-exempt                                 53             85         180          261
Interest on federal funds sold                 21             30          32           50
                                         --------       --------    --------     --------
    Total interest income                   2,969          2,880       8,899        8,158
                                         --------       --------    --------     --------

INTEREST EXPENSE
----------------

Interest on deposits                        1,057          1,018       3,197        2,791
Interest on short-term borrowings              97            136         319          368
Interest on long-term borrowings               11             12          34           38
                                         --------       --------    --------     --------
  Total interest expense                    1,165          1,166       3,550        3,197
                                         --------       --------    --------     --------
  Net interest income                       1,804          1,714       5,349        4,961
Provision for loan losses                      76             83         248          173
                                         --------       --------    --------     --------
  Net interest income after
    provision for loan losses               1,728          1,631       5,101        4,788
                                         --------       --------    --------     --------

NONINTEREST INCOME
------------------

Trust department income                        38             63         129          142
Brokerage fees                                 12             23         108           66
Service fees                                  139            115         407          304
Insurance commissions                          13              3          38           13
Securities gains/(losses), net                  0             (4)          1           (7)
Other                                          23             31         101          136
                                         --------       --------    --------     --------
  Total noninterest income                    225            231         784          654
                                         --------       --------    --------     --------

NONINTEREST EXPENSE
-------------------

Salaries and employee benefits                678            570       2,045        1,752
Net occupancy expense                          58             54         185          147
Equipment rentals, depreciation
  and maintenance                             113             79         307          232
Data processing                               105             83         303          259
Postage                                        29             22          95           68
Legal & Professional                           43             44         130          132
Other                                         271            269         789          820
                                         --------       --------    --------     --------
    Total noninterest expense               1,297          1,121       3,854        3,410
                                         --------       --------    --------     --------

Income before income taxes                    656            741       2,031        2,032
Income tax expense                            235            254         702          643
                                         --------       --------    --------     --------
Net income                               $    421       $    487    $  1,329     $  1,389
                                         ========       ========    ========     ========



Basic earnings per common share          $    .64       $    .75    $   2.04     $   2.13
                                         ========       ========    ========     ========

Weighted average shares outstanding       650,051        651,574     650,423      652,459
Dividends per common share               $    .25       $    .20    $    .75     $    .60
                                         ========       ========    ========     ========

  The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.
                       STATEMENTS OF COMPREHENSIVE INCOME
                            (In thousands of dollars)


                                  Three Months Ended       Nine Months Ended
                                      September 30            September 30
                                   ------------------      -----------------
                                   2001          2000      2001         2000
                                       (Unaudited)             (Unaudited)


Net income                         $  421      $  487       $1,329   $1,389
Other comprehensive income:
  Gross unrealized gains/(losses)
    arising during period             550         412        1,409      313
  Adjustment for income tax
    benefit/(expense)                (187)       (140)        (479)    (107)
Less:  Reclassification adjustment
  for (gains)/losses included in
  net income                            0           4           (1)       7
Adjustment for income tax
  expense/(benefit)                     0          (2)           0       (2)
                                   ------      ------       ------   ------
Other comprehensive income
 net of tax                          363         274          929      211
                                   ------      ------       ------   ------

Comprehensive income               $  784      $  761       $2,258   $1,600
                                   ======      ======       ======   ======

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           (In thousands of dollars)


                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                               Accumulated                 Total
                                                     Additional                   Other                    Share-
                                     Common Stock      Paid In    Retained    Comprehensive    Treasury    holders'
                                   Shares    Amount    Capital    Earnings        Income        Stock      Equity
                                   --------------------------------------------------------------------------------
Balance, January 1, 2000           750,000   $1,500    $2,100     $14,723         $(525)       $(1,844)    $15,954
Net income                                                          1,389                                    1,389
Net change in unrealized
  gain/loss on securities                                                           211                        211
Purchase of 5,220 shares
  of treasury stock                                                                               (180)       (180)
Cash dividends declared
  ($.60 per share)                                                   (392)                                    (392)
                                   --------------------------------------------------------------------------------
Balance September 30, 2000         750,000   $1,500    $2,100     $15,720         $(314)       $(2,024)    $16,982
                                   ================================================================================


Balance, January 1, 2001           750,000   $1,500    $2,100     $15,831         $ (16)       $(2,025)    $17,390
Net income                                                          1,329                                    1,329
Net change in unrealized
  gain/loss on securities                                                           929                        929
Purchase of 1,225 shares
  of treasury stock                                                                                (34)        (34)
Cash dividends declared
  ($.75 per share)                                                   (488)                                    (488)
                                   --------------------------------------------------------------------------------
Balance September 30, 2001         750,000   $1,500    $2,100     $16,672         $ 913        $(2,059)    $19,126
                                   ================================================================================

  The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)

                                                          Nine Months Ended
                                                             September 30,
                                                         ----------------------
                                                          2001           2000
                                                              (Unaudited)
Cash flows from operating activities:
  Net Income                                            $  1,329     $  1,389
    Adjustments to reconcile net income to
      cash provided by operating activities:
    Provision for loan losses                                248          173
    Depreciation and amortization                            228          159
    Amortization and accretion on securities                  (9)           0
    (Gain)/loss on sales and calls of securities              (1)           7
    (Gain)/loss on sales of assets                            (4)          30
    (Increase)/decrease in accrued interest receivable         8         (177)
    (Increase)/decrease in other assets                      212         (232)
    Increase/(decrease) in other liabilities                (310)          36
                                                          ------       ------
      Cash provided by operating activities                1,701        1,385
                                                          ------       ------

Cash flows from investing activities:
  Proceeds from principal payments received
   on securities available for sale                          248          197
  Proceeds from maturities and calls of
   securities available for sale                          10,530        4,840
  Purchases of securities available for sale             (10,283)      (9,694)
  Proceeds from sale of securities available for sale        506        3,492
  Purchases of premises and equipment                       (556)        (500)
  Increase in loans                                       (7,983)     (10,658)
  Proceeds from sale of other real estate                     90          341
                                                         -------       ------
    Cash used by investing activities                     (7,448)     (11,982)
                                                         -------       ------

Cash flows from financing activities:
  Cash dividends paid                                       (488)        (392)
  Acquisition of treasury stock                              (34)        (180)
  Increase/(decrease) in short-term borrowing               (790)       4,342
  Decrease in long-term borrowing                            (60)      (3,200)
  Increase in time deposits                                5,240        4,634
  Increase in other deposits                               3,226        6,130
                                                          ------       -------
    Cash provided by financing activities                  7,094       11,334
                                                          ------       ------

Net increase in cash and cash equivalents                  1,347          737

Cash and cash equivalents at beginning of period           4,540        5,699
                                                          ------       ------

Cash and cash equivalents at end of period              $  5,887     $  6,436
                                                          ======       ======

Supplemental disclosure of cash flow information:
Cash payments for:
  Interest on deposits and other borrowings             $  3,536     $  3,175
  Income taxes                                               692          649
Supplemental schedule of noncash investing and
  financing activities:
Other real estate and other assets
  acquired in settlement of loans                       $    179     $    764

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

     The consolidated statements include the accounts of Citizens Financial Corp. and its wholly-owned subsidiaries Citizens National Bank (the "Bank") and Citizens Financial Services, LLC. All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens' 2000 Annual Report to Shareholders and Form 10-K.

NOTE 2 - RECLASSIFICATIONS
         -----------------

     Certain amounts in the condensed consolidated financial statements for 2000, as previously presented, have been reclassified to conform to current year classifications.

NOTE 3 - SECURITIES
         ----------

     The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 2001 and December 31, 2000 are summarized as follows (in thousands):

                                                   September 30, 2001
                                  -----------------------------------------------------

                                                                             Carrying
                                                                               Value
                                                                            (Estimated
                                   Amortized    Unrealized     Unrealized      Fair
                                     Cost         Gains          Losses        Value)
---------------------------------------------------------------------------------------
Available for sale:
U.S. Government agencies
  and corporations..............    $ 19,497     $    711       $     0       $ 20,208
Mortgage backed securities-
  U.S. Government agencies
  and corporations..............       1,910           15             0          1,925
Corporate debt securities.......      14,900          543             0         15,443
State and political
  subdivisions..................       4,334          113             0          4,447
Federal Reserve Bank stock......         108            0             0            108
Federal Home Loan Bank stock....         624            0             0            624
                                    --------     --------       -------       --------
  Total securities available
    for sale....................    $ 41,373     $  1,382       $     0       $ 42,755
                                    ========     ========       =======       ========

                                                      December 31, 2000*
                                     ----------------------------------------------------

                                                                               Carrying
                                                                                  Value
                                                                              (Estimated
                                       Amortized   Unrealized    Unrealized       Fair
                                          Cost        Gains        Losses        Value)
-----------------------------------------------------------------------------------------
Available for sale:
U.S. Government agencies
  and corporations................   $    20,232   $      107    $       81   $    20,258
Mortgage-backed securities
  U.S. Government
  agencies and corporations.......         1,166            0            23         1,143
Corporate debt securities.........        14,895          148           193        14,850
State and political subdivisions..         5,336           33            14         5,355
Federal Reserve Bank stock........           108            0             0           108
Federal Home Loan Bank stock......           624            0             0           624
                                     -----------   ----------    ----------   -----------
Total securities available for
  sale............................   $    42,361   $      288    $      311   $    42,338
                                     ===========   ==========    ==========   ===========

*From audited financial statements.

     The maturities, amortized cost and estimated fair values of the Bank's securities at September 30, 2001 are summarized as follows (in thousands):

                                             Available for sale
                                             ------------------
                                          Amortized      Estimated
                                             Cost       Fair Value
                                          ---------    ------------
Due within 1 year                          $ 7,783       $ 7,906
Due after 1 but within 5 years              30,783        32,017
Due after 5 but within 10 years              2,075         2,100
Due after 10 years                               0             0
Equity securities                              732           732
                                           -------       -------
                                           $41,373       $42,755
                                           =======       =======


     Mortgage backed and other securities not due at a single maturity date have been allocated in the above maturity categories based on their anticipated average life to maturity, which ranges from 1.98 to 8.37 years. The Company's equity securities are required to be held for membership in the Federal Reserve and Federal Home Loan Bank; memberships which are expected to continue indefinitely.

     The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the nine month periods ended September 30, 2001 and 2000 are as follows (in thousands):

                                                Proceeds From              Gross Realized
                                        ------------------------------    -----------------
                                                  Calls and  Principal
                                         Sales   Maturities   Payments    Gains      Losses
                                        ------------------------------    -----------------
September 30, 2001:
Securities available for sale           $   506    $10,530    $    248    $   1      $    0
                                        =======    =======    ========    =====      ======


September 30, 2000:
Securities available for sale           $ 3,492    $ 4,840    $    197    $   0      $    7
                                        =======    =======    ========    =====      =======


     At September 30, 2001 and December 31, 2000 securities with an amortized cost of $6,598,000 and $5,846,000, respectively, and estimated fair values of $6,839,000 and $5,869,000 respectively, were pledged to secure public deposits, and for other purposes required or permitted by law.

     At September 30, 2001, the company has a concentration within its corporate debt securities classification which include obligations of financial services industry companies having an approximate amortized cost of $4,735,000 and an estimated fair value of $4,922,000. There were no concentrations with any one issuer.

NOTE 4 - LOANS
         -----

     Total loans are summarized as follows (in thousands):

                                            September 30, 2001  December 31, 2000
                                            ------------------  -----------------
                                                (Unaudited)             *
Commercial, financial and agricultural           $ 16,984           $ 14,631
Real estate - construction                          3,643              2,032
Real estate - mortgage                             71,714             70,065
Installment loans to individuals                   15,995             14,402
Other                                               1,608              1,151
                                                 --------           --------
  Total loans                                     109,944            102,281
Net deferred loan origination (fees)/costs            (68)               (61)
Less unearned income                                    0                (36)
                                                 --------           --------
  Total loans net of unearned income and
    net deferred loan origination
    (fees)/costs                                  109,876            102,184
Less allowance for loan losses                     (1,287)            (1,151)
                                                 --------           --------
  Loans, net                                     $108,589           $101 033
                                                 ========           ========

*From audited financial statements.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES
         -------------------------

     Analyses of the allowance for loan losses are presented below (in thousands):

                                     Three Months Ended      Nine Months Ended
                                        September 30           September 30
                                     2001          2000     2001          2000
                                     ------------------     ------------------
                                         (Unaudited)            (Unaudited)
Balance at beginning of period       $1,266      $1,070     $1,151      $1,011

Loans charged off:
  Commercial and industrial              25           0         27           0
  Real estate - mortgage                 12           3         12          37
  Consumer and other                     23          19         90          51
                                     ------      ------     ------      ------
    Total charge-offs                    60          22        129          88
                                     ------      ------     ------      ------
Recoveries:
  Commercial and industrial               0           1          3          23
  Real estate - mortgage                  0           1          0           2
  Consumer and other                      5           6         14          18
                                     ------      ------     ------      ------
    Total recoveries                      5           8         17          43
                                     ------      ------     ------      ------
Net losses                               55          14        112          45
Provision for loan losses                76          83        248         173
                                     ------      ------     ------      ------
Balance at end of period             $1,287      $1,139     $1,287      $1,139
                                     ======      ======     ======      ======

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

Financial instruments whose contract        September 30, 2001   December 31, 2000
amounts represent credit risk                   (unaudited)              *
       (in thousands)
------------------------------------        ------------------   -----------------
Commitments to extend credit                      $18,757              $16,544
Standby letters of credit                             423                  167
                                                  -------              -------
  Total                                           $18,998              $16,711
                                                  =======              =======

* From audited financial statements.

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

NOTE 8 - EARNINGS PER SHARE
         ------------------

     Earnings per share is based on the weighted average number of shares outstanding during the period. For the nine month periods ended September 30, 2001 and 2000 the weighted average number of shares outstanding were 650,423 and 652,459, respectively, while 650,051 shares were outstanding during the three month period ended September 30, 2001 and 651,574 were outstanding for the three months ended September 30, 2000.

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

     SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has determined the impact of this statement on its consolidated financial position and results of operations will be immaterial.

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

RESULTS OF OPERATIONS
---------------------

EARNINGS SUMMARY
----------------

     The Company's net income for the third quarter of 2001 was $421,000 compared with $487,000 during the third quarter of 2000. On a year-to-date basis net income totaled $1,329,000 and $1,389,000 in 2001 and 2000, respectively. These year-to- date income levels result in annualized returns on average assets of 1.14% and 1.31%, respectively. Similarly, annualized returns on average equity for the nine months were 9.72% and 11.37%, respectively. Earnings per share for the nine month periods were $2.04 in 2001 and $2.13 in 2000.

     Additional details concerning the Company's results of operation for the third quarter of 2001 as well as the nine months ended September 30, 2001, are addressed in the following sections of this report.

NET INTEREST INCOME
-------------------

     Net interest income represents the primary component of Citizens' earnings. It is the difference between interest and fee income related to earning assets and interest expense incurred to carry interest bearing liabilities. It is impacted by changes in the volume and mix of interest earning assets and interest bearing liabilities, as well as by changing interest rates.

     During 2000, the Bank opened new branches in two new markets. Throughout 2001, as interest rates have fallen, it has sought to expand its deposit base in these markets in order to establish itself within these markets, to fund loan demand, and generate earnings flow sufficient to offset the costs associated with the branch operations. It is the Banks intent to do this while maintaining a strong net interest margin.

     To date the Bank has been successful in doing so. Net interest income for the third quarter increased $90,000 to $1,804,000. This is the result of average earning assets rising $9.2 million to $151,203,000; primarily loan growth at the newer branch facilities. This growth pushed interest income for the quarter to $2,969,000; $89,000 more than the third quarter 2000 total. In contrast, quarterly interest expense remained nearly unchanged at $1,165,000 as the cost of raising and carrying additional interest bearing liabilities was offset by lower interest rates.

     On a year to date basis, net interest income has risen $388,000, or 7.8%, to $5,349,000. Net interest margin, which relates net interest income to the size of the earning asset base, decreased just 3 basis points to 4.95%, a level well above most peer banks.

     Interest income for the nine months of $8,899,000 has increased $741,000, or 9.1%. This is mostly the result of growth in average loans which increased $14.0 million while average earning assets in total increased $11.1 million. This growth, and a 9 basis point improvement in the yield on the investment security portfolio, resulted in the yield on total earning assets rising 6 basis points to 8.17%.

     The increase in interest income was more than enough to offset a $353,000 rise in interest expense caused by growth in deposits, particularly certificates of deposit in the newer markets. While the cost of carrying certificates of deposit has increased 37 basis points, the cost of other deposits and borrowed funds have fallen. Consequently the cost of total interest bearing liabilities increased just 12 basis points and the favorable net interest margin was maintained.

NONINTEREST INCOME
------------------

     Noninterest income includes all revenues which are not included in interest and fee income relating to earning assets. The Bank has made significant improvements in this area over the past year.

     For the third quarter total noninterest income of $225,000 is slightly less than the $231,000 recorded in the third quarter of 2000. The largest component of noninterest income, service fees, increased $24,000 to $139,000. Such fees generally relate to deposit products. Otherwise, noninterest income was generally down in the quarter. This is especially true for trust income, which included fees for the settlement of several estates in 2000, and brokerage, where a slowdown in investor activity also resulted in lower revenues.

     On a year-to-date basis, noninterest income of $784,000 is $130,000, nearly 20%, higher than last year despite the sluggish third quarter. The $103,000 rise in service fees reflects an increase in the Bank's customer base following its branch expansions. Most significant have been increases in overdraft and minimum balance fees of $94,000. Year-to-date brokerage fees of $108,000 are 64% more than last year reflecting strong annuity sales in the first half of the year and insurance commissions have also risen to $38,000. Other noninterest income has fallen $35,000 mainly due to the inclusion of $30,000 in the 2000 total when an insurance carrier used for one of the Bank's employee benefit plans converted from a mutual company to a stock company. Trust income for the nine month period of $129,000 is below last years' level of $142,000 due to the lower third quarter as previously explained.

NONINTEREST EXPENSE
-------------------

     Noninterest expense includes all items of expense other than interest expense, the provision for loan losses and income taxes. Noninterest expenses for the quarterly and year-to-date periods have increased $176,000 and $444,000, respectively. These increases are directly related to the opening of the two new branch facilities. Noninterest expenses related to these two branches totaled $164,000 during the third quarter and $490,000 during the first nine months of 2001.

     The largest increase in noninterest expense during the third quarter of 2001 was personnel costs, which rose $108,000 or 19%. This reflects a $63,000 increase in salaries, a $20,000 increase in group insurance costs and a $19,000 increase in pension costs. Equipment costs increased $34,000 due to the write off of a $14,000 maintenance contract and higher depreciation expense related to the newer facilities. Management is hopeful of recovering the loss on the maintenance contract and is now in negotiations concerning the matter. Data processing costs also increased during the quarter in part due to costs associated with offering debit cards to customers. Prior to the third quarter debit cards were not available. The remaining categories of noninterest expense, net occupancy, postage, legal and professional, and other, all remained relatively stable during the quarter.

     Noninterest expense for the year-to-date period increased $444,000 to $3,854,000. As noted above, this is primarily related to branch expansion which caused increases in items such as personnel, depreciation, maintenance and repairs, postage and data processing. The category of other noninterest expense actually fell $31,000 as costs related to holding and selling foreclosed property have decreased in 2001.

INCOME TAXES
------------

     The Company's provision for income taxes during the third quarters of 2001 and 2000 were $235,000 and $254,000 respectively. Included in these figures are both federal and state income taxes. For the year-to-date periods income tax expense was $702,000 and $643,000, respectively. These figures represent effective tax rates of 34.6% in 2001 and 31.6% in 2000. The Company was not subject to the federal alternative minimum tax during any of the periods covered by this report.

FINANCIAL CONDITION
-------------------

SUMMARY
-------

     Total assets of $163,053,000 at September 30, 2001 were up from $153,352,000 at year-end 2000. Both loans and deposits have exhibited strong growth of $7,663,000 and $8,466,000, respectively, partly reflecting the Bank's expansion into new markets. A further discussion of the Bank's major balance sheet categories, follows.

LOAN PORTFOLIO
--------------

     While Citizens loan growth during the first three quarters of 2001 of 7.5% to $109,944,000 has been aided by the establishment of new branch facilities, loan demand throughout the Bank's market area has been generally strong despite a slowing national economy. At the report date, total loans were 84.6% of deposits.

     Management believes this strength may be partially in response to lower interest rates, particularly in the area of commercial lending where loans are commonly tied to the prime rate. Growth in commercial lending during the first three quarter of the year totaled $2,353,000, or 16.1%. In fact, all of the Bank's major loan portfolios have grown since year-end including the installment and mortgage portfolios despite the fact that interest rates on those types of loans have changed little during the year. Installment loans have increased $1,593,000, or 11.1%, since year end while mortgage loans have increased $1,649,000, or 2.4%.

ALLOWANCE FOR LOAN LOSSES
-------------------------

     Management maintains an allowance for possible loan losses at a level it considers adequate to provide for losses that can be reasonably anticipated. This is done by a process of continual review of the loan portfolio, specific loans, and various factors which may impact them.

     The September 30, 2001 allowance for loan losses of $1,287,000 was 1.17% of gross loans. During the first nine months of the year the Bank experienced $112,000 in net charge-offs while making provisions for loan losses of $248,000.

     Company policy requires those loans which are past due 90 days or more be placed on nonaccrual status unless they are both well secured and in the process of collection. As shown in the following table, such loans have decreased to $99,000 representing just .09% of the total portfolio.

               Summary of Past Due Loans and Nonperforming Assets
               --------------------------------------------------
                                 (in thousands)

                                          September 30              December 31
                                 ---------------------------        -----------
                                 2001                   2000            2000
                                         (Unaudited)                      *
Loans past due 90 or more days
  still accruing interest        $ 99                   $200            $ 22
                                  ===                    ===             ===

Nonperforming assets:
  Nonaccruing loans              $  6                   $ 43            $181
  Other Real Estate Owned         631                    904             555
                                  ---                    ---             ---
                                 $637                   $947            $736
                                  ===                    ===             ===

* From the Company's Form 10-K filing dated December 31, 2000

     The balance in other real estate owned includes $463,000 of covered transactions. Such items were explained in the Company's March 31, 2001 Form 10-Q. As of September 30, 2001, all such transactions are current and management is not aware of any trends or uncertainties involving the loan portfolio which are likely to materially impair credit quality, capital, or earnings.

SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD
-------------------------------------------

     The Bank's securities portfolio uses funds not needed to satisfy loan demand to improve earnings while at the same time providing liquidity and balancing interest sensitivity concerns. All securities are classified as available for sale.

     The composition and characteristics of the portfolio did not undergo any significant changes during the first nine months of the year. The portfolio continues to be comprised primarily of U.S. Agency bullet securities and investment grade corporate debt instruments. As of the report date the portfolio carried a weighted average life of just 2.44 years in keeping with management's practice of establishing a five year maturity ladder rather than purchasing longer term securities, particularly given the current low interest rate environment. However, holdings of government agency mortgage backed instruments as well as municipal securities may rise in the future should they offer yield advantages over other available alternatives.

     The ability of the investment portfolio to generate liquidity is limited by the need to pledge securities to secure certain governmental deposits and by their use in repurchase agreements. At September 30, 2001, securities with a carrying value of $19,210,000 were used for these purposes. However, the portfolio is expected to generate approximately $7.5 million in available liquidity through year-end 2002 and management believes the Bank's overall liquidity position is adequate. A further discussion of liquidity is presented later in this report.

     The most significant change in the securities portfolio during the first nine months of the year involved the impact of lower interest rates on its fair value. Because the portfolio is comprised of fixed rate instruments, the fair value of the portfolio increased and is now $1,382,000 in excess of its amortized cost.

     The Bank generally tries to minimize its involvement in the overnight federal funds markets. Nonetheless, at any given time the execution of specific investing or funding strategies, or normal fluctuation in deposit and loan balances, may require the Bank to sell, or buy, funds on an overnight basis. At September 30, 2001 federal funds sold were $2,050,000. For the nine month period federal funds sold averaged $1,171,000 while federal funds purchased averaged $388,000.

DEPOSITS AND OTHER FUNDING SOURCES
----------------------------------

     Like loans, deposit growth of $8,466,000, which is approximately 7%, has benefited from the establishment of new branch facilities which now have deposits totaling $11.6 million. It is also likely that the continuing downward trend in the stock market has contributed to deposit growth.

     Citizens' deposit growth has been centered in its interest bearing deposit portfolio, especially certificates of deposit which increased approximately $5.2 million to $60,810,000. Interest bearing checking accounts also grew by $1.7 million to $15,381,000 while money market accounts increased by $627,000. Management believes these deposits will provide a reliable source of funding through the foreseeable future.

     Because of the growth in deposits the use of borrowings has been mostly unchanged since year-end. The majority of the Bank's borrowings are in the form of repurchase agreements with several local entities, two of which were renewed on June 30, 2001. No plans currently exist to acquire additional debt obligations.

CAPITAL RESOURCES
-----------------

     Total shareholders' equity at September 30, 2001 of $19,126,000, or 11.7% of total assets, is up from $17,390,000 at year-end 2000. This increase reflects the retention of earnings and the impact of the increase in the value of the available for sale portfolio as shown in the accompanying Statement of Changes in Shareholders Equity. The Company also purchased 1,225 shares of treasury stock and paid dividends of $.75 per share during the first three quarters of the year. In addition, the Company continues to exceed all regulatory capital requirements as shown in the following table:


                                         Minimum Capital Standard Ratios
--------------------------------------------------------------------------------
                                             Citizens        Regulatory
                                          Financial Corp.   Requirements
--------------------------------------------------------------------------------

Total capital to risk weighted assets         16.48%           8.00%
Tier I capital to risk weighted assets        15.38%           4.00%
Tier I capital to adjusted total assets       11.27%           3.00%

     The Company has no plans to change its capital structure at this time.

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

     Throughout 2001 interest rates have fallen substantially with both the prime rate and federal funds rate being reduced by 300 basis points through September 30. The Company's interest rate sensitivity, or asset/liability management, program is designed to minimize the risks from such changes. Important among these risks is the possibility that yields on earning assets and costs on interest bearing liabilities may follow different patterns and compress net interest income. The Company has been quite successful in avoiding this. Since December of 2000, the yield on earning assets has fallen 53 basis points to 7.89%. At the same time the cost of interest bearing liabilities fell 54 basis points to 3.70%.

     The Company also gauges interest rate risk by measuring its interest sensitivity gap. At September 30, 2001, the one year gap was -9.01% of total assets which is approaching management's normal limit of -10.00%. The Company has become increasingly liability sensitive in recent months due to the growth in some short term certificates of deposit as well as interest bearing checking and money market accounts. While such a position is normally thought of as beneficial in falling interest rate environments, larger gaps do represent risk as the direction of future interest rate is not known with certainty. Consequently, the Bank is attempting to reduce this risk by promoting favorably priced, mid-term certificates of deposit.

     Because gap analysis is a static measure and does not consider future changes in volume of rate sensitive assets or liabilities or the possibility that interest rates of various products may not change by the same amount or at the same time, the Company also utilizes rate shock testing and simulation modeling to manage interest rate risk and prepare income projections.

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

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings :
          -----------------

          As of September 30, 2001 Citizens Financial Corp. was not involved in any material legal proceedings. The Bank is currently involved in various legal proceedings which occur in the normal course of business. After consultation with legal counsel, management believes that all such litigation will be resolved without materially effecting the financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against the Company or the Bank.

Item 2.   Changes in Securities:    None.
          ---------------------

Item 3.   Defaults upon Senior Securities:    None.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders:    None.
          ---------------------------------------------------

Item 5.   Other Information:     None.
          -----------------

Item 6.   Exhibits and Reports on Form 8-K:    None.
          --------------------------------

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CITIZENS FINANCIAL CORP.


 Date:     11/8/01                        /s/ Robert J. Schoonover
       ----------------------             --------------------------------
                                          Robert J. Schoonover
                                          President Chief Executive Officer


 Date:     11/8/01                        /s/ Thomas K. Derbyshire
       ----------------------             -------------------------------
                                          Thomas K. Derbyshire
                                          Treasurer Principal Financial Officer