Form 10-K405
period 2001-12-31
CITIZENS FINANCIAL CORP/DE/
filed 2002-03-19
CIK 764156

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K
                            ---------------------------------

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
            for the fiscal year ended   December 31, 2001
                                        ----------------------
                                        or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No:  2-96144
                                              --------

                            CITIZENS FINANCIAL CORP.
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)

        Delaware                                    55-0666598
-----------------------               ---------------------------------------
(State of Incorporation)              (I.R.S. Employer Identification Number)

213 Third St.
Elkins, West Virginia                                 26241
---------------------                 ---------------------------------------
(Address of Principal                              (Zip Code)
 Executive Offices)

Registrant's Telephone Number,                   (304) 636-4095
     Including Area Code:             ---------------------------------------


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

                     Yes    X                          No ________
                         -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                     Yes    X                          No ________
                         -------

     The aggregate market value of Citizens Financial Corp. common stock, representing all of its voting stock that was held by nonaffiliates on March 6, 2002, was approximately $17,210,000.

     As of March 6, 2002, Citizens Financial Corp. had 750,000 shares of common stock outstanding with a par value of $2.00.

                        This report contains 61 pages.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) The Company's Form S-4, dated February 19, 1987, is incorporated by reference in Item 14(c) of Part IV of this report to the extent stated herein.

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

(5) The Company's Purchase and Assumption Agreement with South Branch Valley National Bank for the purchase of its banking facilities, assets and liabilities located in Petersburg, West Virginia previously filed on pages 71-173 of its Form 10-K dated December 31, 1999 is incorporated by reference in
Item 14(c) of Part IV of this report.

                           CITIZENS FINANCIAL CORP.
                                FORM 10-K INDEX

                                                                        Page
                                                                        ----
Part I   Item 1   Business...............................................   3
         Item 2   Properties.............................................   3
         Item 3   Legal Proceedings......................................   7
         Item 4   Submission of Matters to a Vote
                    of Security Holders..................................   7

Part II  Item 5   Market for the Registrant's Common
                    Stock and Related Shareholders Matters...............   7
         Item 6   Selected Financial Data................................   9
         Item 7   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations........  15
         Item 8   Financial Statements and Supplementary Data............  24
         Item 9   Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure...............  48

Part III Item 10  Directors and Executive Officers of
                    the Registrant.......................................  48
         Item 11  Executive Compensation.................................  50
         Item 12  Security Ownership of Certain Beneficial
                    Owners and Management................................  52
         Item 13  Certain Relationships and Related Transactions.........  53

Part IV  Item 14  Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K..................................  54

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

     On July 17, 2000, Citizens Financial Services, LLC, also a wholly-owned subsidiary of Citizens Financial Corp., was established for the purpose of investing in ProServ Insurance Agency, LLC, a general insurance agency selling primarily property and casualty insurance and whose members are member banks of the West Virginia Bankers Association. Citizens' ownership in ProServ is less than 5%.

Employees
---------

     As of December 31, 2001 neither Citizens Financial Corp. or Citizens Financial Services, LLC, had any paid employees. Citizens National Bank employed 93 full-time equivalent employees at that date. The Bank's employees are not represented by any union or other collective bargaining agreement and the Bank believes its employee relations are good.

Business of Citizens and Citizens National Bank
-----------------------------------------------

     As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, Citizens' present business is the operation of its banking and insurance subsidiaries. As of December 31, 2001 Citizens' consolidated assets approximated $166,819,000 and total shareholders' equity approximated $19,022,000.

     Citizens National Bank is a full-service commercial bank and, as such, engages in most types of business permitted by law or regulation. Among these services are the acceptance of time, demand and savings deposits including NOW accounts, regular savings accounts, money market deposit accounts, fixed-rate certificates of deposit and club accounts. In addition safe deposit box rentals, wire transfer services, telebanking services and 24-hour Automated Teller Machine (ATM) services through several regional and nationwide service providers.

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

     As a bank holding company, Citizens is permitted to engage in certain nonbanking activities which are closely related to banking under the provisions of the Bank Holding Company Act, the Federal Reserve Boards' Regulation Y and the Gramm Leach Bliley Act. Beginning in January, 1999 the Bank began providing brokerage services through a contractual agreement with PrimeVest Financial Services, Inc. (PrimeVest). Products and services offered through PrimeVest include stocks, bonds, mutual funds and annuities. These services are not bank deposits and do not carry FDIC insurance. As such, they do carry a risk of loss and are intended only for those customers who understand and accept such risk. Citizens nonbanking subsidiary, Citizens Financial Services, LLC, was established in 2000 to offer insurance products to customers as permitted by applicable regulations. As a member of ProServ Insurance Agency, LLC, Citizens Financial Services, along with all other ProServ members, shares in the income generated by ProServ. The Bank also provides fixed rate residential mortgage products through agreements with several mortgage brokers. Under these agreements the Bank's involvement is limited to processing the loan application for a fee while loan approval decisions, underwriting and funding are done by the mortgage brokers.

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

     In January 2002, the Bank opened another full-service branch located in leased space within a supermarket in Marlinton, West Virginia.

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

Competition
-----------

     Citizens faces a high degree of competition for all of its services including five banks in Randolph County, three in Tucker County, five in Grant and nearby Hardy Counties, and three in Pocahontas County. As of June 30, 2001, the most recent date for which data is available, Citizens deposits represented 29.0%, 23.3%, 4.1%, and 2.5% of total deposits in Randolph, Tucker, Grant and Pocahontas Counties respectively.

     Nonbank competition has increased in recent years locally by the establishment of brokerage companies and the expansion of insurance operations and credit unions as well as from mutual funds located throughout the country. The Company has found its brokerage unit and insurance subsidiary has helped it better meet this competition.

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

     The Bank Holding Company Act prohibits the acquisition by a bank holding company of direct or indirect ownership of more than five percent of the voting shares of any bank within the United States without prior approval of the Board of Governors. With certain exceptions, a bank holding company also is prohibited from acquiring direct or indirect ownership or control of more than five pive percent of the voting shares of any company which is not a bank, and from engaging directly or indirectly in business unrelated to the business of banking, or managing or controlling banks.

     As a bank holding company doing business in West Virginia, Citizens is also subject to regulation and examination by the West Virginia Department of Banking and must submit annual reports to the Department. Further, any acquisition application which Citizens must submit to the Board of Governors must also be submitted to the West Virginia Banking Board for approval.

     In 1994, Congress passed the Reigle-Neal Interstate Banking Bill (the "Interstate Bill"). The Interstate Bill permits certain interstate banking activities through a holding company structure, effective September 30, 1995. It permits interstate branching by merger effective June 1, 1997 unless states "opt-in" sooner, or "opt-out" before that date. States may elect to permit de novo branching by specific legislative election. In March 1996, West Virginia adopted changes to its banking laws so as to permit interstate banking and branching to the fullest extent permitted by the Interstate Bill. The Interstate Bill permits consolidation of banking institutions across state lines and, perhaps, de novo entry. As its provisions become effective, it is likely that the resulting restructurings and interstate activities will result in the realization of economies of scale within those institutions with entities in more than one state. One result could be increased competitiveness, due to the realization of economies of scale and/or, where permitted, due to de novo market entrants.

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

     The Bank is subject to various capital requirements under federal banking regulations including the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Quantitative measures established by those regulations ensure minimum capital levels are maintained. Those measures are summarized in Note 12 to the Consolidated Financial Statements which begins on page 43 of this report. Also contained in that Note are the Bank's regulatory capital ratios at December 31, 2001. Those ratios show that the Bank satisfied the requirements necessary to be categorized as well capitalized which is the highest category established under the regulations. As a well capitalized institution Citizens is permitted to engage in a wider range of banking activities than may be permitted otherwise.

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

Item 3.  Legal Proceedings
--------------------------

     As of December 31, 2001 Citizens Financial Corp. was not involved in any material legal proceedings. The Bank is currently involved in various legal proceedings which occur in the normal course of business. After consultation with legal counsel, management believes that all such litigation will be resolved without materially affecting the Company's financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against the Company or its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders of Citizens Financial Corp. during the fourth quarter of 2001.

Part II
-------

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
----------------------------------------------------------------------------

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

     Citizens has only one class of stock, that being common stock, and all voting rights are vested in its holders. The shareholders of Citizens are entitled to one vote for each share of common stock owned on all matters subject to a vote of shareholders. At February 28, 2002 shareholders of record numbered 487. The Company has no plans to issue senior securities.

     Citizens maintains a policy under which it may purchase shares of its' own stock for treasury, subject to certain limitations, when it is deemed to be in the best interest of the Company to do so. Such shares are purchased on the open market through independent brokers. At December 31, 2000 and 2001 the number of treasury shares was 99,388 and 101,127, respectively. These shares are included in the total number of shares issued, as disclosed above, and no plans currently exist regarding their use and there are no plans regarding future purchases.

     The following table presents the high and low market prices for Citizens' common stock for the periods indicated.

                                      High       Low
                                      ----       ---
First Quarter through
February 28, 2002                    $30.40     $29.50

2001
----
First Quarter                        $27.50     $27.00
Second Quarter                       $27.60     $26.00
Third Quarter                        $29.90     $27.10
Fourth Quarter                       $31.00     $28.75

2000
----
First Quarter                        $40.00     $35.00
Second Quarter                       $33.00     $25.00
Third Quarter                        $31.50     $25.00
Fourth Quarter                       $31.00     $26.25

     The prices listed above are based upon information available to Citizens' management through those brokers which deal in the Company's stock as well as through certain Internet quotation services and are believed to accurately represent the amount at which its stock was traded during the periods indicated. Prices reflect amounts paid by purchasers of the stock and, therefore, may include commissions or fees paid to brokers. The amounts of such commissions or fees, if any, are not known to management. No attempt was made by management to ascertain the prices for every sale made during these periods. The decrease in stock price which occurred in 2000 was discussed in the management's discussion and analysis section of the Company's 2000 Form 10-K filing.

     Citizens shareholders are entitled to receive dividends when and as declared by its Board of Directors. Dividends are typically paid quarterly. Aggregate dividends were $1.30 per share in 2001 and $1.20 per share in 2000. Payment of dividends by Citizens is dependent upon payment of dividends to it by the subsidiary bank. The ability of the Bank to pay dividends is subject to certain limitations imposed by national banking laws as outlined in Note 12 to the Consolidated Financial Statements on page 43 of this report.

Item 6.  Selected Financial Data
--------------------------------

     Selected financial data for the five years ended December 31, 2001 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this report.

Citizens Financial Corp.

---------------------------------------------------------------------------------
Selected Financial Data Five Year Summary
(in thousands of dollars, except per share data)
---------------------------------------------------------------------------------
                                 2001      2000       1999       1998      1997
---------------------------------------------------------------------------------
BALANCE SHEET DATA:
Total assets.................$ 166,819  $ 153,532  $ 137,297  $ 136,701  $132,132
Securities...................   48,964     42,337     41,562     43,812    38,519
Loans, net...................  107,075    101,033     85,665     85,709    86,400
Deposits.....................  131,752    121,519    110,232    113,464   110,401
Total shareholders' equity...   19,022     17,390     15,954     16,649    16,095

SUMMARY OF OPERATIONS:
Total interest income........$  11,830  $  11,154  $  10,058  $  10,336  $ 10,314
Total interest expense.......    4,677      4,425      3,963      4,108     4,014
                             ---------  ---------  ---------  ---------  --------

Net interest income..........    7,153      6,729      6,095      6,228     6,300
Provision for loan losses....      347        264        714        120       236
                             ---------  ---------  ---------  ---------  --------

Net interest income after
  provision for loan losses..    6,806      6,465      5,381      6,108     6,064
Noninterest income...........    1,131        979        701        555       563
Noninterest expense..........    5,035      4,582      4,491      4,242     4,052
                             ---------  ---------  ---------  ---------  --------

Income before income taxes...    2,902      2,862      1,591      2,421     2,575
Income taxes.................      997        973        490        821       934
                             ---------  ---------  ---------  ---------  --------
Net income...................$   1,905  $   1,889  $   1,101  $   1,600  $  1,641
                             =========  =========  =========  =========  ========

PER SHARE DATA:
Net income:..................    $2.93      $2.90      $1.67      $2.41     $2.40
                                 =====      =====      =====      =====     =====

Cash dividends...............    $1.30      $1.20      $1.10      $1.00     $ .90
                                 =====      =====      =====      =====     =====

     Additional information required under Securities Act Industry Guide 3 for Bank Holding Companies follows:

          Distribution of Assets, Liabilities & Shareholders' Equity;
                   Interest Rates and Interest Differential

                                                       2001                               2000
                                          -------------------------------    -------------------------------
                                          Avg Bal   Interest   Yield/Rate    Avg Bal   Interest   Yield/Rate
                                          -------------------------------    -------------------------------
                                              (in thousands of dollars)           (in thousands of dollars)
Interest Earning Assets:
Federal funds sold                        $  1,421    $    45     3.17%       $     965    $   61     6.32%
Securities:
   Taxable                                  37,153      2,280     6.14           37,165     2,281     6.14
   Tax-exempt (1)                            5,209        371     7.12            6,847       503     7.35
Loans (net of unearned interest) (1) (2)   106,154      9,300     8.76           93,339     8,510     9.12
                                          ----------------------------        ----------------------------
 Total interest earning assets  (1)        149,937     11,996     8.00          138,316    11,355     8.21

Nonearning assets:
   Cash and due from banks                   3,978                                3,800
   Bank premises and equipment, net          2,580                                1,635
   Other assets                              3,174                                1,651
   Allowance for loan losses                (1,254)                              (1,085)
                                          --------                            ---------
Total assets                              $158,415                            $ 144,317
                                          ========                            =========

Interest Bearing Liabilities:
   Savings deposits                       $ 21,469        422     1.97        $  21,124       477     2.26
   Time deposits                            59,208      3,083     5.21           52,044     2,644     5.08
   NOW accounts                             24,082        595     2.47           22,083       600     2.72
   Money market accounts                     5,669        119     2.10            5,964       123     2.06
   Borrowings                               10,993        457     4.16           10,481       581     5.54
                                          ----------------------------        ----------------------------
   Total interest bearing liabilities      121,421      4,676     3.85          111,696     4,425     3.96

Noninterest bearing liabilities:
   Demand deposits                          16,754                               15,357
   Other liabilities                         1,729                                  768
   Shareholders' equity                     18,511                               16,496
                                          --------                            ---------
Total liabilities and
   shareholder's equity                   $158,415                            $ 144,317
                                          ========                            =========

Net interest income (1)                                ------                              ------
                                                       $7,320                              $6,930
                                                       ======                              ======

Net interest income to average earning assets  (1)                4.88%                               5.01%
                                                                  ====                                ====


                                                                   1999
                                                      -------------------------------
                                                      Avg Bal   Interest   Yield/Rate
                                                      -------------------------------
Interest Earning Assets:                                (in thousands of dollars)
Federal funds sold                                    $   1,432    $    73     5.10%
Securities:
   Taxable                                               35,438      2,117     5.97
   Tax-exempt (1)                                         7,543        551     7.31
Loans (net of unearned interest) (1) (2)                 86,630      7,522     8.68
                                                      -----------------------------
 Total interest earning assets  (1)                     131,043     10,263     7.83

Nonearning assets:
   Cash and due from banks                                4,153
   Bank premises and equipment, net                       1,445
   Other assets                                           1,955
   Allowance for loan losses                             (1,001)
                                                      ---------
Total assets                                          $ 137,595
                                                      =========

Interest Bearing Liabilities:
   Savings deposits                                   $  21,220        478     2.25
   Time deposits                                         52,294      2,546     4.87
   NOW accounts                                          20,152        471     2.25
   Money market accounts                                  5,780        116     2.01
   Borrowings                                             6,903        352     5.10
                                                      -----------------------------
   Total interest bearing liabilities                   106,349      3,963     3.73

Noninterest bearing liabilities:
   Demand deposits                                       13,923
   Other liabilities                                        767
   Shareholders' equity                                  16,556
                                                      ---------
Total liabilities and
   shareholder's equity                               $ 137,595
                                                      =========
Net interest income (1)                                            -------
                                                                   $ 6,300
                                                                   =======

Net interest income to average earning assets  (1)                             4.81%
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

                                               2001 Compared to 2000                2000 Compared to 1999
                                            Increase  (Decrease) Due to            Increase  (Decrease) Due to
                                            -----------------------------          ----------------------------
                                                              (in thousands of dollars)
                                            Volume     Rate       Total            Volume     Rate        Total
                                            -----------------------------          -----------------------------
Interest earned on:
   Federal funds sold                       $   22     $  (38)    $   (16)         $ (27)     $   15      $  (12)
   Taxable securities                           (1)        -           (1)           103          61         164
   Tax-exempt securities                      (117)       (15)       (132)           (51)          3         (48)
   Loans                                     1,136       (346)        790            598         391         989
                                            -----------------------------          -----------------------------
Total interest earned                        1,040       (399)        641            623         470       1,093
                                            -----------------------------          -----------------------------
Interest expense on:
   Savings deposits                              7        (62)        (55)            (2)          1          (1)
   Time deposits                               370         69         439            (12)        110          98
   NOW accounts                                 52        (57)         (5)            48          81         129
   Money market accounts                        (6)         2          (4)             4           3           7
   Other borrowing                              27       (151)       (124)           185          44         229
                                            -----------------------------          -----------------------------
Total interest expense                         450       (199)        251            223         239         462

                                            -----------------------------          -----------------------------
Net interest income                         $  590     $ (200)    $   390          $ 400      $  231      $  631
                                            =============================          =============================

                             Securities Portfolio

     Presentation of the amortized cost of securities as of December 31, 2001 and 2000 may be found in Note 3 to the Consolidated Financial Statements which begins on page 32 of this report.

     The following table sets forth the maturities of securities as of December 31, 2001 and the weighted average yields of such securities (calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security).

                            Within One         After One but        After Five but        After Ten             Total
                               Year          Within Five Years     Within Ten Years         Years
                          ------------------------------------------------------------------------------------------------
                          Amount   Yield      Amount   Yield        Amount   Yield      Amount   Yield      Amount   Yield
                          ------------------------------------------------------------------------------------------------
                                                         (in thousands of dollars)
 U.S. Treasury and
   other U.S. government
   agencies and
   corporations           $ 3,493   6.17%     $21,706   5.16%       $   -       -         $ -       -  %    $25,198   5.30%
 State and political
   subdivisions (1)         1,543   6.71        1,784   8.33         3,890    5.66          -       -         7,219   6.54
 Other securities           5,511   6.19        9,386   6.83            -       -          732     5.82      15,629   6.56
                          -------   ----      -------   ----        ------    ----        ----     ----     -------   ----
   Total                  $10,547   6.26%     $32,876   5.81%       $3,890    5.66%       $732     5.82%    $48,046   5.91%
                          =======             =======               ======                ====              =======

 The portfolio contains no securities of any single issuer in which the aggregate amortized cost of such securities exceeds ten percent of shareholders' equity.

(1) Tax-equivalent adjustments, using a rate of 34%, have been made in calculating yields on obligations of state and political subdivisions.

Loan Portfolio
--------------

Types of Loans
--------------

     The distribution of loans by major category as of December 31, 2001 and 2000 may be found in Note 4 to the Consolidated Financial Statements which begins on page 34 of this report. All loans in the portfolio are domestic in nature.

Loan Maturities and Interest Rate Sensitivity
---------------------------------------------

     Note 4 to the Consolidated Financial Statements also provides data concerning the contractual maturities of loans, including commercial, financial and agricultural loans as well as real estate construction loans, as of December 31, 2001. Also provided are the amounts due after one year classified as fixed rate and variable rate loans.

Risk Elements
-------------

Nonperforming Loans
-------------------

     Nonperforming loans consist of loans in nonaccrual status, loans which are past due 90 days or more and still accruing interest and restructured loans. The following table sets forth the amounts of such loans as of the dates indicated:

                                            December 31
                                    -------------------------
                                         2001        2000
                                    -------------------------
                                    (in thousands of dollars)
Nonaccrual loans                        $ 30         $181
Loans past due 90 days or more
  still accruing interest                337           22
Restructured loans                        -            -
                                        ----         ----
  Total                                 $367         $203
                                        ====         ====

     Loans are generally placed on nonaccrual status when they are past due 90 days as to principal or interest unless they are both well secured and in the process of collection. The following table provides a summary of information pertaining to nonaccrual loans as of December 31, 2001:

                                              (in thousands)
Total nonaccrual loans                            $ 30
Interest income which would have been
  recorded under original terms                      1
Interest income recorded during the year             5

Potential Problem Loans
-----------------------

     As of December 31, 2001, the Company identified no loans which it classified as impaired due to doubts about the borrowers ability to repay as called for in the loan documents as stated in Note 5 to the Consolidated Financial Statements found on page 36 of this report.

Loan Concentrations
-------------------

     Information concerning loan concentrations is provided in Note 4 to the Consolidated Financial Statements which begins on page 34 of this report.

Summary of Loan Loss Experience
-------------------------------

     Note 5 to the Consolidated Financial Statements, which begins on page 36 of this report, presents an analysis of the allowance for loan losses for the years ended December 31, 2001, 2000 and 1999.

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

     The ratio of net losses to average loans outstanding was .09% in 2001, ..13% in 2000 and .94% in 1999.

     The following table shows an allocation of the allowance for loan losses for the two years ended December 31, 2001 and 2000.

                                           December 31
                            --------------------------------------------
                                    2001                 2000
                            --------------------------------------------
                                       Percent of           Percent of
                                      Loans in Each        Loans in Each
                                      Category to           Category to
                             Amount   Total Loans   Amount  Total Loans
                            --------------------------------------------
                                        (in thousands of dollars)
Commercial, financial and
  agricultural              $  621        17%      $  313        15%
Real estate - construction      29         3           35         2
Real estate - mortgage         412        65          438        69
Installment and other          127        15           62        14
Unallocated                    209        N/A         303       N/A
                            ------       ----      ------       ----
  Total                     $1,398       100%      $1,151       100%
                            ======       ====      ======       ====

Deposits
--------

     The average daily amount of deposits and the rates paid on those deposits for the years ended December 31, 2001, 2000 and 1999 were previously presented in the Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential. That table may be found on page 10 of this report.

     A table summarizing the maturities of time certificates of deposit, including individual retirement accounts, of $100,000 or more as of December 31, 2001 may be found in Note 7 to the Consolidated Financial Statements which begins on page 37 of this report. There were no other time deposits of $100,000 or more at that date.

Return on Equity and Assets
---------------------------

     The following table shows consolidated operating and capital ratios for the periods indicated.

                                   Year Ended December 31
                                 --------------------------
                                  2001      2000      1999
                                 --------------------------
Return on average assets          1.20%     1.31%      .80%
Return on average equity         10.29     11.45      6.65
Dividend payout ratio            44.37     41.38     65.87
Average equity to assets ratio   11.69     11.43     12.03

Short-term Borrowing
--------------------

     Information concerning the Company's short-term borrowing is presented in
Note 10 to the Consolidated Financial Statements which begins on page 42 of this report.

Item 7.  Management's  Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations
          ---------------------

     The following discussion and analysis presents the significant changes in the financial condition and results of operations of Citizens Financial Corp. and its subsidiaries, Citizens National Bank of Elkins, and Citizens Financial Services, LLC, for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 2001 Annual Report to Shareholders and Form 10-K. Since the primary business activities of Citizens Financial Corp. are conducted through the Bank, this discussion focuses primarily on the financial condition and operations of the Bank. This discussion may contain forward looking statements based upon management's current expectations. Such forward looking information may involve uncertainties including those associated with interest rates and the general economic environment, regulations, competitive changes, and other risks. The Company does not undertake to update such forward looking statements that may be made. When provided, forward looking information is intended to assist readers in understanding anticipated future operations and are included pursuant to applicable safe harbor provisions of the Private Securities Litigation Reform Act of 1995; actual results may differ. Amounts and percentages used in this discussion have been rounded.

Results of Operations
---------------------

Earnings Summary
----------------

     For the second consecutive year the Company has realized record earnings. Net income of $1,905,000 in 2001 exceeded the $1,889,000 earned in 2000 and $1,101,000 earned in 1999. On a per share basis, earnings were $2.93 in 2001, $2.90 in 2000, and $1.67 in 1999. The return on average assets for the three years, respectively, was 1.20%, 1.31%, and .80% while the return on average equaty was 10.29%, 11.45%, and 6.65%.

     The 2001 results benefited from growth in the earning asset base, strong net interest income and rising noninterest income. Unusually high loan charge offs caused income in 1999 to fall below typical levels. These and other factors influencing the Company's results of operations and financial condition are addressed in the following sections of this report.

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

     Among the primary factors which impact net interest income are changes in the balance sheet composition and interest rates. Both of these factors changed significantly over the 1999-2001 period with earning assets growing by more than 14% while the rising interest rate environment of 2000 was followed by falling rates in 2001. Despite these changes, Citizens maintained a superior net interest margin of 4.88% in 2001, 5.01% in 2000, and 4.81% in 1999 on tax-equivalent net interest income of $7,320,000, $6,930,000 and $6,300,000, respectively.

     The increase in net interest income in 2001 is mainly due to an increase in earning assets of $11.6 million and loans specifically. However, the falling interest rates caused the yield on earning assets to decrease 21 basis points to 8.00% which ultimately caused the drop in the net interest margin. This effect was partly offset by an 11 basis point drop in the cost of interest bearing liabilities to 3.85%.

     In 2000 the Bank also benefited from rising levels of earning assets. Unlike 2001, however, both the yield on earning assets and the cost of interest bearing liabilities increased by 38 and 23 basis points, respectively. With this spread between earnings on assets and the cost of liabilities becoming wider, net interest margin increased.

     Citizens ability to maintain its level of net interest income is crucial to its financial performance. Key variables to managing net interest income, as well as the methods used to do so, are discussed in the Interest Rate Sensitivity portion of this report.

Noninterest Income
------------------

     Noninterest income includes all revenues not included in interest and fee income related to earning assets and is becoming increasingly important to Citizens earnings. Total noninterest income of $1,131,000 in 2001 is up from $979,000 in 2000 and $701,000 in 1999. As a percentage of total income, noninterest income was 8.7%, 8.1% and 6.5%, respectively.

     Much of the increase in 2001, including those in service fees and insurance commissions, reflects an increase in the Bank's customer base following the addition of two new branch facilities during 2000. Significant increases totaling $119,000 occurred in minimum balance fees, overdraft fees, and ATM fees. Brokerage fees also increased by approximately 26% in 2001 reflecting strong annuity sales, particularly in the first half of the year. Continuing sluggish markets may cause lower revenues in 2002, however. Commissions from the sales of insurance increased to $56,000 in 2001 while trust revenues remained about the same as in 2000. Other noninterest income decreased by $45,000 to $204,000 as the sale of promotional coins fell as did the amount of gains realized from the sale of repossessed properties. In addition, during 2000 the Company recognized income of $30,000 when an insurance carrier used for one of the Bank's employee benefit plans converted from a mutual company to a stock company. These decreases were somewhat offset by a $51,000 increase in fees relating to the processing of secondary market mortgage loans. The Bank entered a new secondary market program in October 2001 and has been very pleased with the results. The Bank's involvement in the program is limited to processing the loan application for a fee while loan approval decisions, underwriting and the funding of the loans are done by unrelated mortgage brokers.

     Noninterest income improved in 2000 due not only to the branch expansions which occurred during the year but also the implementation of a new fee schedule during 1999. It was these two factors which caused overdraft fees to increase by $87,000 during the year. Improvements in brokerage fees, which was in just its second year of operation in 2000, of $36,000 and the sale of promotional items, totaling $49,000, along with gains on the sale of repossessed properties also contributed to the increase.

Noninterest Expense
-------------------

     Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. With the opening of two new branch facilities during 2000, noninterest expense was expected to rise in 2001 as the full year impact of these branches would be felt. In fact, this was the case as total noninterest expense rose 9.9% to $5,035,000 in 2001 from $4,582,000 in 2000 and $4,491,000 in 1999. Of the 2001 increase of $453,000,
$352,000 was related to the two new branches.

     The largest component of noninterest expense continues to be salaries and benefits which increased by $337,000 to $2,649,000 in 2001. Of this $198,000 was related to the full year impact of the new branch facilities, while the remainder is due to increases in salaries and the cost of group insurance programs company wide. Occupancy expense and equipment expense increased by $46,000 and $95,000, respectively, in 2001 also due largely to the effect of the new facilities where depreciation, utilities, janitorial and maintenance costs rose by a combined $90,000. Data processing costs, many of which are based on the number of accounts processed, and postage expense were similarly impacted by the addition of the branches.

     Professional service expenses decreased for the second consecutive year in 2001 as costs related to loan matters, which peaked in 1999 when significant charge-offs occurred, continued to fall. Other noninterest expense also fell during the year, despite increases in expenses related to the new branch activities, as expenses related to the acquisition, maintenance, and sale of foreclosed properties dropped by $141,000.

     While the branches established throughout 2000 did have a significant impact on noninterest expense, overall they contributed $115,000 to pretax income in 2001 as loan and deposit growth was greater than expected resulting in better than anticipated net interest income. With the establishment of another branch in 2002 noninterest expense is expected to increase again. However, provided this new facility reaches its expected loan and deposit levels, the impact on income is expected to be minimal. Subsequent or additional growth is expected to improve profitability.

     In the year 2000 total noninterest expense increased by $91,000, just 2%, which was entirely due to the new branching activity.

Income Taxes
------------

     Income tax expense for the years 2001, 2000, and 1999 was $997,000, $973,000, and $490,000, respectively. Included in these figures are both federal and state income taxes. These figures represent effective tax rates of 34.4%, 34.0%, and 30.8% in the respective years. The Company has not been subject to the federal alternative minimum tax during any of the periods covered by this report. Note 8 of the accompanying consolidated financial statements provides further information and additional disclosure of the significant components influencing the Company's taxes.

Financial Condition
-------------------

Summary
-------

     Total assets of $166,819,000 at December 31, 2001 are approximately $13,287,000 more than at December 31, 2000 as the Company's primary funds sources, deposits and repurchase agreements, increased approximately $12.3 million while capital also grew by $1.6 million. Average assets for the year were $158,415,000 while average earning assets were $149,937,000. A further discussion of the Company's major balance sheet categories, liquidity, and interest rate sensitivity, as well as the impact of inflation on the Company, follows.

Loan Portfolio
--------------

     Total loans at December 31, 2001 of $108,577,000 were $6,295,000 more than at year-end 2000 representing a growth rate of 6.15% which may be attributed to the success of the Bank's two new locations where loan growth totaled $7.0 million.

     Mortgage lending easily remains the Bank's largest portfolio totaling $73,996,000 at year-end 2001 of which $48,644,000 were residential mortgages. Mortgage demand in the Bank's market area was good in 2001 although many consumers preferred fixed rate mortgages over the adjustable rate mortgages traditionally offered by the Bank. As a result, a number of the Bank's residential mortgage loans were refinanced and newly originated mortgages were suppressed. As explained in the discussion of noninterest income, the Bank has entered into a fixed rate mortgage program with several underwriters as a means of retaining and enhancing customer relationships and fee income. Through year-end this program has been very successful.

     Lacking this fixed rate mortgage program for much of the year, special efforts were made to develop commercial lending activity. In 2001, this was aided by falling interest rates as many commercial loans carry interest terms which are tied to the prime rate. At December 31, 2001, total commercial loans of $18,460,000 were $2,713,000 more than at year-end 2000.

In addition, loans made to commercial entities which are secured by real estate of $21,993,000 are included in the mortgage loan portfolio. This brings total loans for commercial activity, including those secured by real estate, to approximately $40,453,000.

     Consumer lending increased by approximately 11.3%, or $1.6 million, to $16,025,000 at year-end 2001. The majority of the Bank's consumer loans are used to finance the purchase of automobiles. As was the case in 2000, competition from auto manufacturers has made it difficult for the Bank to compete for new car loans. However, the Bank has been successful in its efforts to finance late model used cars, particularly in some of its newer markets.

     In 2002 the Bank expects to focus its loan efforts once again on those areas where it has success in 2001, commercial and certain types of consumer lending. The establishment of another branch facility is expected to provide approximately 45% of total loan growth. With the expectation of continued softness in the economy the gross loan to deposit ratio will likely remain near its current level of 82.4%.

     Additional information concerning the Company's loan portfolio, including loan mix and maturities, may be found in Note 4 to the accompanying financial statements while Note 11 provides a discussion of the Bank's commitments to extend credit.

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

     At December 31, 2001, 2000 and 1999, the allowance for loan losses was $1,398,000, $1,151,000, and $1,011,000, respectively. At these levels the allowance represented 1.29%, 1.13%, and 1.17% of total loans. Nonaccrual loans and loans past due 90 days or more which were still accruing interest totaled $367,000 at year-end 2001.

     After an unusual year in 1999, net charge offs returned to more normal levels in 2000 and 2001 when net charge-offs were $125,000 and $101,000, respectively. Provisions for loan losses for the year 2001 were $347,000. Note 5 to the financial statements contains a detailed analysis of the allowance for loan losses for each of the last three years.

Securities Portfolio and Federal Funds Sold
-------------------------------------------

     The Bank's securities portfolio uses funds not needed to satisfy loan demand to improve earnings while at the same time providing liquidity and balancing interest sensitivity concerns. All securities are classified as available for sale.

     The value of the Company's security portfolio increased by more than $6.6 million to $48,964,000 at year-end 2001. Much of this increase occurred during the fourth quarter of the year when deposit growth was continuing and loan demand was leveling off. The year-long drop in interest rates also helped increase the fair market value of the portfolio, which is largely comprised of fixed rate debt instruments. At December 31, 2001, the portfolio's fair value exceeded its amortized cost by $918,000.

     The composition of the portfolio did not change significantly in 2001 with U.S. Agency securities and investment grade corporate debt instruments comprising 44.8% and 31.0% of the total amortized cost, respectively. At December 31, 2001 Agency securities totaled $21,539,000, up $1.3 million, while corporate securities totaled $14,897,000. Holdings of mortgage backed securities issued by U.S. Government agencies were increased during the latter part of the year by approximately $3,000,000 and totaled $3,659,000, or 7.6% of the total portfolio at year-end. With an average life of 3.19 years and an expected yield of 5.00%, these purchases provide favorable returns and acceptable extension and interest rate risk characteristics. Municipal securities also increased by $1,883,000 to $7,219,000 at year-end 2001. All of the Bank's municipal securities are bank qualified and, with the exception of certain local issues, are insured and carry "A" ratings.

     The Company continues to manage the portfolio so that a laddered maturity over a 5 year period is achieved. As of December 31, 2001, the average maturity of the portfolio was 2.68 years and it carried a tax equivalent yield of 5.91%. Securities, especially U.S. Agency securities, with a book value of $19.2 million as of December 31, 2001, were pledged to secured deposits of public funds and to facilitate overnight repurchase agreements.

     During 2002 the Company expects to continue its current portfolio management techniques although holdings of corporate debt securities, of which $5.5 million mature in 2002, may be reduced given the nation's current economic condition.

     The Bank generally tries to minimize its involvement in the overnight federal funds market. Nonetheless, at any given time the execution of specific investing or funding strategies, or fluctuations in deposit and loan balances, may require the bank to sell, or buy, funds on an overnight basis. During the year 2001 the Bank maintained average federal funds sold of $1,421,000 although no overnight funds were sold as of December 31, 2001. Conversely, federal funds purchased were $2,831,000 at year-end and averaged $347,000 for the year.

Deposits and Other Funding Sources
----------------------------------

     In recent years attracting deposits has been difficult for many banks, including Citizens. During 2001 the Bank made a special effort to attract deposits. This effort, together with unfavorable stock market conditions, and the ability of the Banks' two newest branches to attract $5,032,000 in additional deposits during the year, helped increase total deposits by $10.2 million to $131,752,000 at December 31, 2001.

     Approximately 70% of the Bank's deposit growth occurred in the second half of the year and was primarily centered in certificates of deposit which increased by $6,827,000 during the year as a whole. Significant growth also occurred in interest bearing checking accounts of $1.6 million and savings accounts of $956,000. While it cannot be known with certainty, management expects these funds, particularly the time deposits, to provide a reliable source of funding through the foreseeable future. In 2002, the Bank again expects to focus efforts on deposit generation and believes the addition of its Marlinton facility will greatly assist these efforts.

     In addition to overnight borrowings, the Bank's short-term borrowings at year-end 2001 included $11,091,000 in repurchase agreements which have been established with local entities. These agreements, which have been maintained for a number of years, carried an average balance during the year of $9,820,000. The Company's long-term borrowings of $788,000 and $868,000 at December 31, 2001 and 2000, respectively, are used to fund certain loan projects. No long-term debt was acquired during the year and no plans to acquire additional long-term financing currently exist.

Capital Resources
-----------------

     Citizens' capital base increased in 2001 to $19,022,000, or 11.4% of total assets as a result of the year's strong earnings and the increase in the market value of the available for sale security portfolio. Dividends for the year totaled $1.30 per share, a $.10 increase over 2000. This represents a dividend payout ratio of 44.4%. An analysis of the Company's capital may be found in the accompanying Statement of Changes in Shareholders' Equity.

     The Federal Reserve's risk-based capital guidelines provide for the relative weighting of both on-balance-sheet and off-balance-sheet items based on their degree of risk. The Company continues to exceed all regulatory capital requirements as shown in Note 12 to the financial statements. Management is unaware of any trends or uncertainties, nor do any plans exist, which may materially impair or alter its capital position.

     The Company's stock remains thinly traded on the over the counter market under the symbol CIWV. A total of 20,500 shares were traded during the year including the Company's purchase of 1,739 shares of treasury stock. The price of the stock ranged from $26 to $31 per share, ending the year at $29.50 per share.

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

     Each quarter, management tests the Bank's ability to satisfy its anticipated liquidity demands over the next twelve months based on expected loan, deposit, and investment security levels. As of December 31, 2001, this test shows liquidity is adequate to meet expected needs. In the event deposit growth is not sufficient to satisfy loan demand, or otherwise fund earning assets and meet operating needs, the Bank has the ability to borrow from its correspondent banks. At December 31, 2001, the Bank has unused lines of credit with these sources approximating $62,000,000. As noted previously, the Bank typically minimizes its involvement in overnight borrowings and has no plans to acquire additional long-term debt.

     The objective of the Company's interest rate sensitivity management program also known as asset/liabilaty management, is to maximize net interest income while minimizing the risk of adverse effects from changing interest rates. This is done by controlling the mix and maturities of interest sensitive assets and liabilities. The Bank has established an asset/liability committee for this purpose. The Bank uses several techniques to monitor and control interest rate risk including gap analysis, interest rate shock testing and other forms of simulation modeling.

     Gap analysis is a static measure and does not consider future changes in the volume of rate sensitive assets or liabilities or the possibility that interest rates of various products may not change by the same amount or at the same time. Therefore, certain assumptions must be made in constructing the gap. The Company monitors its gap on a monthly basis. As of December 31, 2001, the Company's one year gap is negative. This indicates that more liabilities than assets are subject to repricing over the next year. Traditional theory indicates that in a falling interest rate environment this could result in increased earnings. However, many economists believe interest rates are nearing their low point and could begin moving up sometime in 2002. In this environment, gap theory indicates Citizens earnings could fall.

     In situations such as this rate shock analysis, which the Company performs quarterly, can be useful. Such tests project net interest income given an immediate and sustained change in interest rates applied to all interest earning assets and interest sensitive liabilities and help define boundaries of interest rate risk. As gf December 31, 2001, these tests project that an immediate and sustained increase in rates of 300 basis points would cause net interest income to fall 12.99% or $1,033,000 which is within management's parameters.

     In all likelihood, an immediate and sustained change in interest rates of this type would not occur since, as noted earlier, interest rates of various products do not change alike. For this reason the Company also uses simulation models to monitor interest rate risk and prepare income projections and budgets.

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

                            CITIZENS FINANCIAL CORP.
                                AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000

ASSETS                                                               2001          2000
                                                              ------------   ------------
Cash and due from banks                                       $  4,734,676   $  4,540,327
Securities available for sale                                   48,964,467     42,337,429
Loans, less allowance for loan losses of $1,397,528 and
   $1,150,900, respectively                                    107,074,843    101,032,931
Bank premises and equipment, net                                 2,657,880      2,356,202
Accrued interest receivable                                      1,208,222      1,214,805
Other assets                                                     2,178,782      2,049,923
                                                              ------------   ------------
         Total assets                                         $166,818,870   $153,531,617
                                                              ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Deposits:
   Noninterest bearing                                        $ 17,207,329   $ 16,694,201
   Interest bearing                                            114,544,606    104,824,670
                                                              ------------   ------------
         Total deposits                                        131,751,935    121,518,871
Short-term borrowings                                           13,921,675     12,366,699
Long-term borrowings                                               787,523        867,686
Other liabilities                                                1,335,390      1,388,189
                                                              ------------   ------------

      Total liabilities                                        147,796,523    136,141,445
                                                              ------------   ------------

Commitments and contingencies

Shareholders' equity
Common stock, $2.00 par value, authorized
   2,250,000 shares, issued 750,000 shares                       1,500,000      1,500,000
Additional paid-in capital                                       2,100,000      2,100,000
Retained earnings                                               16,890,758     15,830,556
Accumulated other comprehensive income                             606,155        (15,817)
Treasury stock at cost, 101,127 and
   99,388 shares, respectively                                  (2,074,566)    (2,024,567)
                                                              ------------   ------------

      Total shareholders' equity                                19,022,347     17,390,172
                                                              ------------   ------------

      Total liabilities and shareholders' equity              $166,818,870   $153,531,617
                                                              ============   ============

                See Notes to Consolidated Financial Statements.

                          CITIZENS FINANCIAL CORP.
                              AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For The Years Ended December 31, 2001, 2000 and 1999


                                                       2001            2000             1999
                                                    -----------      ----------     -----------
Interest income
   Interest and fees on loans                       $ 9,259,327     $ 8,479,351     $ 7,504,063
   Interest and dividends on securities:
      Taxable                                         2,280,396       2,281,492       2,117,266
      Tax-exempt                                        244,993         332,024         363,941
   Interest on federal funds sold                        44,777          61,113          72,919
                                                    -----------     -----------     -----------
      Total interest income                          11,829,493      11,153,980      10,058,189
                                                    -----------     -----------     -----------

Interest expense
   Interest on deposits                               4,219,704       3,843,844       3,610,532
   Interest on short-term borrowings                    411,669         530,119         340,047
   Interest on long-term borrowings                      45,353          50,557          12,351
                                                    -----------     -----------     -----------
      Total interest expense                          4,676,726       4,424,520       3,962,930
                                                    -----------     -----------     -----------

      Net interest income                             7,152,767       6,729,460       6,095,259
   Provision for loan losses                            347,380         263,969         714,152
                                                    -----------     -----------     -----------
      Net interest income after provision
         for loan losses                              6,805,387       6,465,491       5,381,107
                                                    -----------     -----------     -----------

Noninterest income
   Trust income                                         204,843         206,345         176,014
   Service fees                                         545,307         424,264         324,449
   Insurance commissions                                 55,503          17,653          28,629
   Securities gains (losses)                              1,133         (14,201)         16,437
   Brokerage                                            120,408          95,368          58,947
   Other                                                204,056         249,144          96,115
                                                    -----------     -----------     -----------
      Total noninterest income                        1,131,250         978,573         700,591
                                                    -----------     -----------     -----------

Noninterest expense
   Salaries and employee benefits                     2,648,880       2,312,076       2,334,317
   Net occupancy expense                                245,437         199,098         177,417
   Equipment rentals, depreciation and
      maintenance                                       406,440         311,786         314,808
   Data processing                                      403,570         354,166         369,590
   Director fees                                        133,116         103,604         108,250
   Postage expense                                      130,965          98,161          74,846
   Professional service fees                            116,678         178,120         211,416
   Other                                                949,717       1,024,698         900,427
                                                    -----------     -----------     -----------
      Total noninterest expense                       5,034,803       4,581,709       4,491,071
                                                    -----------     -----------     -----------
Income before income taxes                            2,901,834       2,862,355       1,590,627

   Income tax expense                                   997,099         973,112         489,970
                                                    -----------     -----------     -----------
      Net income                                    $ 1,904,735     $ 1,889,243     $ 1,100,657
                                                    ===========     ===========     ===========
Basic earnings per common share                     $      2.93     $      2.90     $      1.67
                                                    ===========     ===========     ===========
Average common shares outstanding                       650,032         651,995         658,910
                                                    ===========     ===========     ===========


                See Notes to Consolidated Financial Statements

                                CITIZENS FINANCIAL CORP.
                                   AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For The Years Ended December 31, 2001, 2000 and 1999


                                                                    2001           2000            1999
                                                                ------------   -------------   --------------


Net Income                                                      $  1,904,735    $  1,889,243    $  1,100,657
                                                                ------------   -------------   --------------

Other comprehensive income:
   Gross unrealized gains/(losses) arising during the period         943,514         757,100      (1,220,223)
   Adjustment for income tax (expense)/benefit                      (320,795)       (257,417)        419,290
                                                                ------------   -------------   --------------
                                                                     622,719         499,683        (800,933)
                                                                ------------   -------------   --------------

   Less: Reclassification adjustment for (gains)/losses
            included in net income                                    (1,133)         14,201         (16,437)
   Adjustment for income tax expense/(benefit)                           386          (4,828)          5,588
                                                                ------------   -------------   --------------
                                                                        (747)          9,373         (10,849)
                                                                ------------   -------------   --------------

   Other comprehensive income, net of tax                            621,972         509,056        (811,782)
                                                                ------------   -------------   --------------

Comprehensive Income                                            $  2,526,707    $  2,398,299    $    288,875
                                                                ============   =============   ==============


                  See Notes to Consolidated Financial Statements

                           CITIZENS FINANCIAL CORP.
                               AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2001, 2000 and 1999

                                                                                           Accumulated
                                                                                              Other                       Total
                                            Common Stock        Additional                   Compre-                      Share
                                       -----------------------   Paid-In      Retained       hensive     Treasury        holders'
                                          Shares      Amount     Capital      Earnings       Income        Stock          Equity
                                       ----------  ----------- ------------  -----------  ------------  ------------   -----------
Balance, December 31, 1998                750,000  $ 1,500,000  $ 2,100,000  $14,345,301  $    286,909  $ (1,582,894)  $16,649,316
                                       ----------  ----------- ------------  -----------  ------------  ------------   -----------

   Net income                                -            -            -       1,100,657          -             -        1,100,657

   Cost of 5,735 shares acquired
      as treasury stock                      -            -            -            -             -         (260,688)     (260,688)

   Cash dividends declared
      ($1.10 per share)                      -            -            -        (723,211)         -             -         (723,211)

   Net change in unrealized
      gain (loss) on available
      for sale securities                    -            -            -            -         (811,782)         -         (811,782)
                                       ----------  ----------- ------------  -----------  ------------  ------------   -----------
Balance, December 31, 1999                750,000    1,500,000    2,100,000   14,722,747      (524,873)   (1,843,582)   15,954,292
                                       ----------  ----------- ------------  -----------  ------------  ------------   -----------
   Net income                                -            -            -       1,889,243          -             -        1,889,243

   Cost of 5,220 shares acquired
      as treasury stock                      -            -            -            -             -         (180,985)     (180,985)

   Cash dividends declared
      ($1.20 per share)                      -            -            -        (781,434)         -             -         (781,434)

   Net change in unrealized
      gain (loss) on available
      for sale securities                    -            -            -            -          509,056          -          509,056
                                       ----------  ----------- ------------  -----------  ------------  ------------   -----------
Balance, December 31, 2000                750,000    1,500,000    2,100,000   15,830,556       (15,817)   (2,024,567)   17,390,172
                                       ----------  ----------- ------------  -----------  ------------  ------------   -----------
   Net income                                -            -            -       1,904,735          -             -        1,904,735

   Cost of 1,739 shares acquired
      as treasury stock                      -            -            -            -             -          (49,999)      (49,999)

   Cash dividends declared
      ($1.30 per share)                      -            -            -        (844,533)         -             -         (844,533)

   Net change in unrealized
      gain (loss) on available
      for sale securities                    -            -            -            -          621,972          -          621,972
                                       ----------  ----------- ------------  -----------  ------------  ------------   -----------
Balance, December 31, 2001                750,000  $ 1,500,000  $ 2,100,000  $16,890,758  $    606,155   $(2,074,566)  $19,022,347
                                       ==========  =========== ============ ============  ============  ============   ===========

                  See Notes to Consolidated Financial Statements

                                   CITIZENS FINANCIAL CORP.
                                       AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001, 2000 and 1999

                                                                 2001           2000          1999
                                                              ------------  ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                 $  1,904,735   $ 1,889,243   $ 1,100,657
   Adjustments to reconcile net income to net
      cash provided by operating activities:
   Depreciation                                                    300,690       210,400       194,079
   Provision for loan losses                                       347,380       263,969       714,152
   Deferred income tax expense (benefit)                           (61,607)       (7,961)       16,224
   Amortization of security premiums, net
      of accretion of security discounts                             6,653        (7,891)      158,118
   Amortization of goodwill and organization costs                  13,399         7,816         5,283
   Securities (gains) losses                                        (1,133)       14,201       (16,437)
   Other (gains) losses                                               (679)       (3,214)       36,441
   (Increase) decrease in accrued interest receivable                6,583      (179,622)      226,410
   (Increase) in other assets                                     (254,011)     (357,815)     (314,246)
   Increase (decrease) in other liabilities                        (52,799)      393,467        46,349
                                                              ------------  ------------   -----------
   Net cash provided by operating activities                     2,209,211     2,222,593     2,167,030
                                                              ------------  ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities and calls of securities
     held to maturity                                                 -             -        1,190,000
   Proceeds from sales of securities available for sale            506,785     4,452,748     3,527,373
   Proceeds from maturities and calls of securities
     available for sale                                         12,065,000     7,465,000     9,470,000
   Principal payments received on securities available
     for sale                                                      520,449       272,317       370,338
   Purchases of securities available for sale                  (18,782,411)  (12,200,682)  (13,686,085)
   Loans made to customers, net                                 (6,701,105)  (16,575,751)   (2,043,858)
   Purchases of bank premises and equipment                       (615,316)   (1,175,474)     (134,030)
   Proceeds from sale of other real estate and other assets        178,391       937,721     1,078,252
                                                              ------------  ------------   -----------
   Net cash used in investing activities                       (12,828,207)  (16,824,121)     (228,010)
                                                              ------------  ------------   -----------

                                  (Continued)

For the Years Ended December 31, 2001, 2000 and 1999

                                                                    2001            2000            1999
                                                                -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand deposit, NOW, money
     market and savings accounts                                  3,406,483       5,301,152        (376,564)
   Net increase (decrease) in time deposits                       6,826,581       5,985,406      (2,854,768)
   Net increase in short-term borrowings                          1,554,976       3,193,738       1,401,994
   Proceeds from long-term borrowings                                  -                -         3,144,278
   Repayments of long-term borrowings                               (80,163)        (74,959)        (70,096)
   Dividends paid                                                  (844,533)       (781,434)       (723,211)
   Acquisition of treasury stock                                    (49,999)       (180,985)       (260,688)
                                                                -----------     -----------     -----------

   Net cash provided by financing activities                     10,813,345      13,442,918         260,945
                                                                -----------     -----------     -----------

   Increase (decrease) in cash and cash equivalents                 194,349      (1,158,610)      2,199,965

Cash and cash equivalents:
   Beginning                                                      4,540,327       5,698,937       3,498,972
                                                                -----------     -----------     -----------

   Ending                                                       $ 4,734,676     $ 4,540,327     $ 5,698,937
                                                                ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash payments for:
     Interest on deposits and on other borrowings               $ 4,671,941     $ 4,373,238     $ 3,984,921
                                                                ===========     ===========     ===========

     Income taxes                                               $ 1,030,186     $   883,000     $   530,975
                                                                ===========     ===========     ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES

   Other real estate and other assets acquired in
     settlement of loans                                        $   311,813     $   943,389     $ 1,373,829
                                                                ===========     ===========     ===========

   Transfer of securities from held to maturity to available
     for sale                                                   $     -         $      -        $ 7,180,676
                                                                ===========     ===========     ===========


            See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

     Nature of business: Citizens Financial Corp. (Citizens) was incorporated on April 30, 1987. The wholly-owned bank subsidiary, Citizens National Bank of Elkins (the Bank), is a commercial bank with operations in Randolph, Tucker, Grant and Pocahontas Counties of West Virginia. The Bank provides retail and commercial loans, deposit, trust and brokerage services to customers in those counties and nearby areas. During the year ended December 31, 2000, Citizens Financial Corp. established a wholly-owned insurance subsidiary, Citizens Financial Services, LLC, for the purpose of investing in ProServ Insurance Agency, LLC. ProServ is a general insurance agency selling primarily property and casualty insurance and was established by the West Virginia Bankers Association. Along with the other member banks, Citizens shares in the income and commissions of ProServ. Citizens' ownership in ProServ is less than 5%.

     Basis of financial statement presentation and accounting estimates: The accounting and reporting policies of Citizens Financial Corp. and its wholly owned subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Securities held to maturity - There are no securities classified as "held
     ---------------------------
to maturity" in the accompanying financial statements.

     Securities available for sale - Securities not classified as "held to
     -----------------------------
maturity" or as "trading" are classified as "available for sale". Securities classified as "available for sale" are those securities the Bank intends to hold for an indefinite period of time, but not necessarily to maturity. "Available for sale" securities are reported at fair value. Unrealized gains or losses, adjusted for applicable income taxes, are reported as a separate component of shareholders' equity.

     Trading securities - There are no securities classified as "trading" in
     ------------------
the accompanying financial statements.

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

     The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operating expense and reduced by net charge offs. The subsidiary bank makes continuous credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience, review of specific problem loans and other factors in determining the adequacy of the allowance for loan losses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.

     A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due in accordance with the contractual terms of the specific loan agreement. Impaired loans, other than certain large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, are reported at the present value of expected future cash flows discounted using the loan's original effective interest rate or, alternatively, at the loan's observable market price, or at the fair value of the loan's collateral if the loan is collateral dependent. The method selected to measure impairment is made on a loan-by-loan basis, unless foreclosure is deemed to be probable, in which case the fair value of the collateral method is used.

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

     Other real estate: Other real estate consists of real estate held for resale which was acquired through foreclosure on loans secured by such real estate. At the time of acquisition, these properties are recorded at fair value with any writedown charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Expenses incurred in connection with operating these properties are charged to operating expenses as incurred. Gains and losses on the sales of these properties are credited or charged to operating income in the year of the transaction.

     Sales of these properties which are financed by the subsidiary bank and meet the criteria of covered transactions remain classified as other real estate until such time as principal payments have been received to warrant classification as a real estate loan.

     Goodwill: Goodwill is being amortized on a straight-line basis over a period of fifteen years. Unamortized goodwill totaled $179,771 and $193,170 at December 31, 2001 and 2000, respectively.

     Effective January 1, 2002, the Company must recognize goodwill as required under recently issued Statement of Financial Accounting Standards Number 142 - Goodwill and other Intangible Assets (SFAS 142). SFAS 142 requires the Company to periodically recalculate the value of goodwill previously acquired and recognize any decline in value immediately as a charge to income. An exception to this accounting treatment is provided for in SFAS 142 when the fair value of the liabilities assumed are greater than the fair value of assets acquired. In this situation, the Company must follow the original guidance in Statement of Financial Accounting Standards Number 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions (SFAS 72). Under the guidance provided by SFAS 72, the Company will continue to amortize the goodwill over the original term, unless subsequent recalculations determine a shorter period is warranted. The Company does not anticipate the adoption of SFAS 142 will have a material effect of future earnings of the Company.

     Pension plan: The subsidiary bank has a defined benefit pension plan covering substantially all employees. Pension costs are actuarially determined and charged to expense.

     Postretirement benefits: The subsidiary bank provides certain health care and life insurance benefits for all retired employees that meet certain eligibility requirements. The Bank's share of the estimated costs that will be paid after retirement is generally being accrued by charges to expense over the employees' active service periods to the dates they are fully eligible for benefits, except that the Bank's unfunded cost at January 1, 1993 is being accrued primarily on a straight-line basis through the year ending 2013.

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

     Basic earnings per share: Basic earnings per common share is computed based upon the weighted average shares outstanding. The weighted average shares outstanding were 650,032, 651,995 and 658,910 for the years ended December 31, 2001, 2000 and 1999, respectively. During the years ended December 31, 2001, 2000 and 1999, the Company did not have any potentially dilutive securities.

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

     Derivative Instruments and Hedging Activities: The Bank recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     Reclassifications: Certain accounts in the consolidated financial statements for 2000 and 1999, as previously presented, have been reclassified to conform to current year classifications.

NOTE 2.  CASH CONCENTRATIONS

     At December 31, 2001 and 2000, the Bank had no cash concentrations.

NOTE 3. SECURITIES

     The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at December 31, 2001 and 2000, are summarized as follows:

                                                                         2001
                                                 -------------------------------------------------------
                                                                                             Carrying
                                                                                               Value
                                                                     Unrealized            (Estimated
                                                   Amortized    ----------------------        Fair
                                                     Cost         Gains      Losses           Value)
                                                 ------------   ----------  ----------   ---------------
Available for sale:
  U.S. Government agencies and corporations     $  21,539,277  $   576,571  $   70,642    $   22,045,206
  Mortgage-backed securities - U.S. Government
    agencies and corporations                       3,658,600        8,972      52,969         3,614,603
  Federal Reserve Bank stock                          108,000         -           -              108,000
  Federal Home Loan Bank stock                        623,800         -           -              623,800
  Corporate debt securities                        14,897,242      479,821      20,568        15,356,495
  Tax exempt state and political subdivisions       7,219,131       76,095      78,863         7,216,363
                                                -------------  -----------  ----------    --------------

     Total securities available for sale        $  48,046,050  $ 1,141,459  $  223,042    $   48,964,467
                                                =============  ===========  ==========    ==============

                                                                           2000
                                                   ------------------------------------------------------
                                                                                              Carrying
                                                                                                Value
                                                                       Unrealized            (Estimated
                                                     Amortized    ----------------------       Fair
                                                       Cost         Gains      Losses          Value)
                                                   ------------   ----------  ----------  ---------------

Available for sale:
  U.S. Government agencies and corporations       $  20,232,537  $  107,161   $  81,701    $   20,257,997
  Mortgage-backed securities - U.S. Government
    agencies and corporations                         1,165,972        -         23,276         1,142,696
  Federal Reserve Bank stock                            108,000        -           -              108,000
  Federal Home Loan Bank stock                          623,800        -           -              623,800
  Corporate debt securities                          14,895,043     147,510     192,588        14,849,965
  Tax exempt state and political subdivisions         5,336,041      33,267      14,337         5,354,971
                                                  -------------  ----------   ---------    --------------

     Total securities available for sale          $  42,361,393  $  287,938   $ 311,902    $   42,337,429
                                                  =============  ==========   =========    ==============

  The maturities, amortized cost and estimated fair values of the Company's securities at December 31, 2001 are summarized as follows:

                                       Available for Sale
                                     --------------------------
                                                     Carrying
                                                       Value
                                                    (Estimated
                                      Amortized        Fair
                                        Cost          Value)
                                    ------------   ------------
Due within one year                 $ 10,547,794   $ 10,708,348
Due after one through five years      32,876,100     33,684,514
Due after five through ten years       3,890,356      3,839,805
Due after ten years                         -              -
Equity securities                        731,800        731,800
                                    ------------   ------------

     Total                          $ 48,046,050   $ 48,964,467
                                    ============   ============

   Mortgage backed securities have remaining contractual maturities ranging from 3 to 20 years and are reflected in the maturity distribution schedule based on their anticipated average life to maturity, which ranges from 1.6 to
4.2 years. Accordingly, discounts are accreted and premiums are amortized over the anticipated life to maturity of the specific obligation.

  The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage-backed securities, and the related gross gains and losses realized are as follows:

                                                    Proceeds From                   Gross Realized
                                       -----------------------------------------   ---------------------
        Years Ended                                   Calls and       Principal
        December 31,                      Sales       Maturities      Payments       Gains      Losses
--------------------------------       -----------   -------------   -----------   ---------   ---------
2001
   Securities available for sale       $   506,785   $  12,065,000   $   520,449   $   1,133   $    -
                                       ===========   =============   ===========   =========   =========

2000
   Securities available for sale       $ 4,452,748   $   7,465,000   $   272,317   $     -     $  14,201
                                       ===========   =============   ===========   =========   =========

1999
   Securities held to maturity         $      -      $   1,190,000   $      -      $     -     $    -
   Securities available for sale         3,527,373       9,470,000       370,338      16,437        -
                                       -----------   -------------   -----------   ---------   ---------
                                       $ 3,527,373   $  10,660,000   $   370,338   $  16,437   $    -
                                       ===========   =============   ===========   =========   =========

     At December 31, 2001 and 2000 securities carried at $19,208,568 and $18,326,562, respectively, with estimated fair values of $19,760,967 and $18,351,047, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

     At December 31, 2001, the Company had a concentration within its corporate debt securities classification which included obligations of banking and financial services industry companies with global operations having an approximate carrying value of $5,736,936 and an estimated fair value of $5,903,250. There were no concentrations with any one issuer.

     Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities which are included in securities available for sale in the accompanying financial statements. Such securities are carried at cost, since they may only be sold back to the respective issuer or another member at par value.

NOTE 4.    LOANS

   Loans are summarized as follows:

                                                           December 31,
                                                  ----------------------------
                                                       2001            2000
                                                  -------------   ------------
Commercial, financial and agricultural            $  18,459,860   $ 15,746,846
Real estate - construction                            3,753,382      2,032,381
Real estate - mortgage                               70,242,145     70,064,727
Installment loans                                    16,025,084     14,401,988
Other                                                    96,157         35,323
                                                  -------------   ------------
Total loans                                         108,576,628    102,281,265

Net deferred loan origination fees and costs           (101,897)       (60,901)
Less unearned income                                     (2,360)       (36,533)
                                                  -------------   ------------
   Total loans net of unearned income and net
   deferred loan origination fees and costs         108,472,371    102,183,831
Less allowance for loan losses                        1,397,528      1,150,900
                                                  -------------  -------------

   Loans, net                                     $ 107,074,843  $ 101,032,931
                                                  =============  =============

     Included in the above balance of net loans are nonaccrual loans amounting to $29,757 and $180,535 at December 31, 2001 and 2000, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $1,122, $4,974 and $3,777 for the years ended December 31, 2001, 2000 and 1999, respectively.

     In the past, the subsidiary bank has made loans, in the normal course of business, to its directors, executive officers and their related interests, and will continue to make such loans in the future. At December 31, 2001 and 2000, outstanding loans of this nature totaled $4,299,370 and $4,866,436, respectively.

     The following presents the activity with respect to related party loans aggregating $60,000 or more to directors, executive officers, and their related interests of Citizens Financial Corp. and subsidiaries during the years ended December 31, 2001 and 2000:

                                     2001             2000
                               ------------     ------------
Balance, beginning             $  4,800,157     $  4,338,985
     Additions                    1,299,003        4,240,661
     Amounts collected           (1,933,657)      (3,779,489)
                               ------------     ------------

Balance, ending                $  4,165,503     $  4,800,157
                               ============     ============

     The following represents contractual loan maturities at December 31, 2001 without regard to scheduled periodic principal repayments on amortizing loans:

                                                           Due After 1
                                              Due          But Within            Due
                                           Within 1 Yr        5 Yrs         After 5 Yrs        Total
                                          -------------    ------------    -------------    -------------

Commercial, financial and agricultural    $   2,303,278    $  5,089,746    $  11,066,836    $  18,459,860
Real estate - construction                    1,930,181       1,796,200           27,001        3,753,382
Real estate - mortgage                        1,567,775       5,937,919       62,736,451       70,242,145
Net installment loans                         1,718,753      13,199,841        1,106,490       16,025,084
Other                                            55,345          21,705           19,107           96,157
                                          -------------    ------------    -------------    -------------
                                          $   7,575,332    $ 26,045,411    $  74,955,885    $ 108,576,628
                                          =============    ============    =============    =============
Loans due after one year with:
          Variable rates                  $  70,736,371
          Fixed rates                        30,264,925
                                          -------------
          Total                           $ 101,001,296
                                          =============

     Concentrations of credit risk: The Company's banking subsidiary, Citizens National Bank of Elkins, grants installment, commercial and residential loans to customers in central and eastern West Virginia in striving to maintain a diversified loan portfolio.

     As of December 31, 2001, Citizens National Bank had direct and indirect extensions of credit to automobile dealers totaling approximately $8,505,000. These loans consist of automobile floor plan loans and commercial loans which are generally secured by liens on the pledges of accounts receivable, inventories or personal guarantees. The Bank evaluates each such customer's credit worthiness on a case-by-case basis. The amount of collateral obtained is based upon management's credit evaluation.

NOTE 5.    ALLOWANCE FOR LOAN LOSSES

     An analysis of the allowance for loan losses for the years ended December 31, 2001, 2000 and 1999, is as follows:

                                           2001         2000          1999
                                       ------------  ------------  ------------

Balance, beginning of year             $  1,150,900  $  1,011,479  $  1,109,595
                                       ------------  ------------  ------------
Losses:
Commercial, financial and agricultural       27,384        42,750       760,374
Real estate - mortgage                       11,657        67,248        88,526
Installment                                 116,411        62,409        76,363
Credit cards                                   -              -          51,713
                                       ------------  ------------  ------------
   Total                                    155,452       172,407       976,976
                                       ------------  ------------  ------------

Recoveries:
Commercial, financial and agricultural       35,946        22,689        99,476
Real estate - mortgage                          100         4,824        43,680
Installment                                  18,654        20,346        14,762
Credit cards                                   -              -           6,790
                                       ------------  ------------  ------------
   Total                                     54,700        47,859       164,708
                                       ------------  ------------  ------------
Net losses                                  100,752       124,548       812,268
Provision for loan losses                   347,380       263,969       714,152
                                       ------------  ------------  ------------
Balance, end of year                   $  1,397,528  $  1,150,900  $  1,011,479
                                       ============  ============  ============

     The Company had no loans that were considered impaired at December 31, 2001. At December 31, 2000, the Company's total recorded investment in impaired loans approximated $591,056 for which the required allowance for loan losses was $100,000 as determined in accordance with accounting principles generally accepted in the United States of America.

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

     For the years ended December 31, 2000 and 1999, the Company recognized approximately $62,889 and $59,060, respectively, in interest income on impaired loans. Using the cash basis method of accounting, the Company would have recognized approximately the same amount of interest income on such loans.

NOTE 6. BANK PREMISES AND EQUIPMENT

     The major categories of bank premises and equipment and accumulated depreciation at December 31, 2001 and 2000, are summarized as follows:

                                              2001            2000
                                          ------------    ------------
Land                                      $    397,092    $    397,092
Buildings and improvements                   3,467,594       3,444,636
Furniture and equipment                      1,957,814       1,850,759
                                          ------------    ------------
                                             5,822,500       5,692,487

Less accumulated depreciation                3,164,620       3,336,285
                                          ------------    ------------
Bank premises and equipment, net          $  2,657,880    $  2,356,202
                                          ============    ============

     Depreciation expense for the years ended December 31, 2001, 2000 and 1999, totaled $300,690, $210,400 and $194,079, respectively.

NOTE 7.   DEPOSITS

     The following is a summary of interest bearing deposits by type as of December 31, 2001 and 2000:

                                    2001           2000
                                -------------  -------------
NOW and Super NOW accounts      $  15,443,694  $  13,855,723
Money market accounts               5,537,115      5,187,510
Savings accounts                   31,166,898     30,211,119
Certificates of deposit
   under $100,000                  45,605,698     42,383,730
Certificates of deposit
   of $100,000 or more             16,791,201     13,186,588
                                -------------  -------------

Total                           $ 114,544,606  $ 104,824,670
                                =============  =============

Interest expense on deposits is summarized below:

                                    2001           2000           1999
                                -------------  -------------  -------------
NOW and Super NOW accounts      $     248,413  $     244,148  $     241,943
Money market accounts                 118,779        123,397        115,536
Savings accounts                      765,431        832,725        707,127
Certificates of deposit
   under $100,000                   2,245,724      2,000,343      1,924,776
Certificates of deposit
   of $100,000 or more                841,357        643,231        621,150
                                -------------  -------------  -------------

Total                           $   4,219,704  $   3,843,844  $   3,610,532
                                =============  =============  =============

     The following is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 2001:

                                    Amount        Percent
                                -------------  ------------
Three months or less            $   4,875,782       29%
Three through six months            3,809,923       23%
Six through twelve months           3,631,552       22%
Over twelve months                  4,473,944       26%
                                -------------  ------------

Total                           $  16,791,201      100%
                                =============  ============

A summary of the maturities for all time deposits as of December 31, 2001, follows:

Year                               Amount
----                            -------------

2002                            $  39,634,507
2003                               14,929,772
2004                                6,275,277
2005                                  758,353
2006                                  798,990
                                -------------

                                $  62,396,899
                                =============

     At December 31, 2001, deposits of related parties including directors, executive officers, and their related interests of Citizens Financial Corp. and subsidiaries approximated $6,018,239.

NOTE 8. INCOME TAXES

     The components of applicable income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                    2001            2000           1999
                                -------------  -------------  -------------
Current:
   Federal                      $     914,185  $     848,650  $     390,037
   State                              144,521        132,423         83,709
                                -------------  -------------  -------------

                                    1,058,706        981,073        473,746
                                -------------  -------------  -------------
Deferred
   Federal                            (55,122)        (7,123)        14,517
   State                               (6,485)          (838)         1,707
                                -------------  -------------  -------------
                                      (61,607)        (7,961)        16,224
                                -------------  -------------  -------------
Total                           $     997,099  $     973,112  $     489,970
                                =============  =============  =============

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

     The tax effects of temporary differences which give rise to the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000, are as follows:

                                     2001           2000
                                -------------  -------------
Deferred tax assets:
   Allowance for loan losses    $     381,434  $     278,216
   Employee benefit plans                -             8,844
   Accrued income and expenses          8,085         19,883
   Depreciation                        33,683         26,330
   Net loan origination fees
     and costs                         38,715         23,142
   Net unrealized loss on
     securities                          -             8,148
                                -------------  -------------
                                      461,917        364,563
                                -------------  -------------

Deferred tax liabilities:
   Accretion on securities            (76,491)       (57,581)
   Employee benefit plans             (24,985)          -
   Net unrealized gain on
      securities                     (312,262)          -
                                -------------  -------------
                                     (413,738)       (57,581)
                                -------------  -------------

   Net deferred tax asset       $      48,179  $     306,982
                                =============  =============

     A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rate by book pretax income for the years ended December 31, 2001, 2000 and 1999, is as follows:

                                                        2001               2000               1999
                                                ------------------- ------------------ ------------------
                                                   Amount   Percent   Amount   Percent   Amount   Percent
                                                ---------   ------- ---------  ------- ---------  -------
Computed tax at applicable statutory rate       $ 986,624    34.0   $ 973,201   34.0   $ 540,813   34.0
  Increase (decrease) in taxes resulting from:
  Tax-exempt interest                            (110,098)   (3.8)   (132,983)  (4.7)   (135,043)  (8.5)
  State income taxes, net of federal
     tax benefit                                   95,384     3.3      87,399    3.1      55,248    3.5
  Other, net                                       25,189     0.9      45,495    1.6      28,952    1.8
                                                ---------   ------- ---------  ------- ---------  -------

    Applicable income taxes                     $ 997,099    34.4   $ 973,112   34.0   $ 489,970   30.8
                                                =========  ======== =========  ======= =========  =======

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

                                                     Pension       Pension       Pension
                                                     Benefit       Benefit       Benefit
                                                      2001           2000          1999
                                                  -----------    ----------    ----------
Change in benefit obligation
Benefit obligation at beginning of year          $  2,869,295   $ 2,917,738   $ 3,091,266
Service cost                                           61,676        79,857        97,536
Interest cost                                         224,280       216,029       214,210
Change in discount rate                               175,494          -         (385,160)
Experience loss/(gain)                                  7,349      (210,520)       37,578
Benefits paid                                        (144,758)     (133,809)     (137,692)
                                                 ------------   -----------   -----------
Benefit obligation at end of year                $  3,193,336   $ 2,869,295   $ 2,917,738
                                                 ============   ===========   ===========

Change in plan assets

Fair value of plan assets at beginning of year   $  4,344,521   $ 4,227,792   $ 4,150,004
Actual return (loss) on plan assets                  (277,710)      250,538       215,480
Employer contribution                                    -             -             -
Plan participants' contributions                         -             -             -
Benefits paid                                        (144,758)     (133,809)     (137,692)
                                                 ------------   -----------   -----------
Fair value of plan assets at end of year         $  3,922,053   $ 4,344,521   $ 4,227,792
                                                 ============   ===========   ===========

Funded status                                    $    728,717   $ 1,475,226   $ 1,310,054
Unrecognized net actuarial gain                       150,373      (694,288)     (612,407)
Unrecognized prior service benefit                   (131,159)     (149,527)     (167,895)
Unrecognized net obligation at transition             (46,930)      (70,051)      (93,172)
                                                 ------------   -----------   -----------
Prepaid benefit cost                             $    701,001   $   561,360   $   436,580
                                                 ============   ===========   ===========

Weighted-average assumptions as of December 31

Discount rate                                           7.25%         8.00%         8.00%
Expected return on plan assets                          8.50%         8.50%         8.50%
Rate of compensation increase                           4.25%         5.00%         5.00%

Components of net periodic benefit cost

Service cost                                     $     61,676   $    79,857   $    97,536
Interest cost                                         224,280       216,029       214,210
Expected return on plan assets                       (363,067)     (353,329)     (346,911)
Net amortization and deferral                         (62,530)      (67,337)      (41,489)
                                                 ------------   -----------   -----------
Net periodic benefit cost                        $   (139,641)  $  (124,780)  $   (76,654)
                                                 ============   ===========   ===========

    401(k) Plan: The Bank has a 401(k) profit-sharing plan for the benefit of all employees who have attained the age of 21 and completed one year of continuous service. The Plan as amended allows participating employees to contribute up to 15% of their annual compensation and permits the Bank to make discretionary non-matching contributions to the Plan in such amount as the Board may determine to be appropriate. Contributions made to the Plan by the Bank for the years ended December 31, 2001, 2000 and 1999, were $51,000, $59,000 and $23,000, respectively.

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

                                                  Health Care    Health Care    Health Care
                                                      Plan           Plan           Plan
                                                     2001           2000           1999
                                                 ------------   ------------   ------------
Change in benefit obligation

Benefit obligation at beginning of year          $    405,213   $    387,693   $    399,876
Service cost                                           17,426         16,883         16,119
Interest cost                                          27,038         25,811         25,201
Change in discount rate                                  -              -              -
Experience loss/(gain)                                 30,707            811        (25,245)
Net amortization and deferral                            -              -              -
Benefits paid                                         (33,994)       (25,985)       (28,258)
                                                 ------------   ------------   ------------
Benefit obligation at end of year                $    446,390   $    405,213   $    387,693
                                                 ============   ============   ============

Change in plan assets

Fair value of plan assets at beginning of year   $       -      $       -      $       -
Actual return on plan assets                             -              -              -
Employer contribution                                    -              -              -
Plan participants' contributions                       33,994         25,985         28,258
Experience (loss)/gain                                   -              -              -
Benefits paid                                         (33,994)       (25,985)       (28,258)
                                                 ------------   ------------   ------------
Fair value of plan assets at end of year         $       -      $       -      $       -
                                                 ============   ============   ============

Funded status                                    $   (446,390)  $   (405,213)  $   (387,693)
Unrecognized net actuarial gain                       (52,191)       (85,761)       (89,860)
Unrecognized prior service benefit                       -              -              -
Unrecognized net obligation at transition             188,216        205,327        222,438
                                                 ------------   ------------   ------------
Prepaid (accrued) benefit cost                   $   (310,365)  $   (285,647)  $   (255,115)
                                                 ============   ============   ============

Weighted-average assumptions as of December 31

Discount rate                                           7.25%          7.25%          6.75%
Expected return on plan assets                          7.00%          7.00%          7.00%
Rate of compensation increase                           -              -              -

Components of net periodic benefit cost

Service cost                                     $     17,426   $     16,883   $     16,119
Interest cost                                          27,038         25,811         25,201
Expected return on plan assets                         (2,863)        (3,288)        (1,662)
Net amortization and deferral                          17,111         17,111         17,111
Recognized net actuarial loss                            -              -              -
                                                 ------------   ------------   ------------
Net periodic benefit cost                        $     58,712   $     56,517   $     56,769
                                                 ============   ============   ============

     Life          Life         Life
 Insurance     Insurance     Insurance
     Plan        Plan           Plan          Total        Total        Total
   2001          2000          1999            2001         2000         1999
-----------   -----------   -----------    -----------  -----------  -----------
$   83,540    $   93,331    $   93,697      $  488,753   $  481,024   $  493,573
     3,542         4,018         3,860          20,968       20,901       19,979
     5,760         6,506         6,048          32,798       32,317       31,249
      -             -             -               -            -            -
   (40,679)      (16,539)       (6,854)         (9,972)     (15,728)     (32,099)
      -             -             -               -            -            -
    (3,499)       (3,776)       (3,420)        (37,493)     (29,761)     (31,678)
-----------   -----------   -----------     -----------  -----------  -----------
$   48,664    $   83,540    $   93,331      $  495,054   $  488,753   $  481,024
===========   ===========   ===========     ===========  ===========  ===========

$     -       $     -       $     -         $     -      $     -      $     -
      -             -             -               -            -            -
      -             -             -               -            -            -
     3,499         3,776         3,420          37,493       29,761       31,678
      -             -             -               -            -            -
    (3,776)       (3,776)       (3,420)        (37,770)     (29,761)     (31,678)
-----------   -----------   -----------     -----------  -----------  -----------
$     (277)   $      -      $      -        $     (277)  $      -     $      -
===========   ===========   ===========     ===========  ===========  ===========

$  (48,664)   $  (83,540)   $  (93,331)     $ (495,054)  $ (488,753)  $ (481,024)
   (71,804)      (32,664)      (16,592)       (123,995)    (118,425)    (106,452)
      -             -             -               -            -            -
    42,177        46,012        49,847         230,393      251,339      272,285
-----------   -----------   -----------     -----------  -----------  -----------
$  (78,291)   $  (70,192)   $  (60,076)     $ (388,656)  $ (355,839)  $ (315,191)
===========   ===========   ===========     ===========  ===========  ===========

     7.25%         7.25%         6.75%
     7.00%         7.00%         7.00%
     4.00%         4.00%         4.00%

$    3,542    $    4,018    $    3,860      $   20,968   $   20,901   $   19,979
     5,760         6,506         6,048          32,798       32,317       31,249
    (1,539)         (467)          (25)         (4,402)      (3,755)      (1,687)
     3,835         3,835         3,835          20,946       20,946       20,946
      -             -             -               -            -            -
-----------   -----------   -----------     -----------  -----------  -----------
$   11,598    $   13,892    $   13,718      $   70,310   $   70,409   $   70,487
===========   ===========   ===========     ===========  ===========  ===========

     For measurement purposes, the maximum monthly benefit of $100 payable per eligible retiree under the postretirement health care plan was assumed with no future increases. Accordingly, an assumed 1 percentage point annual increase or decrease in health care cost trend rates would not impact the health care plan's accumulated postretirement benefit obligation at December 31, 2001 or the aggregate of the service and interest cost components of the health care plan's net postretirement benefit cost for the year ended December 31, 2001.

     Executive Supplemental Income Plan The liability accrued for the Executive Supplemental Income Plan at December 31, 2001 and 2000 was $235,849 and $221,918, respectively, which is included in other liabilities. In addition, the Bank has purchased certain insurance contracts to fund the liabilities arising under this plan. At December 31, 2001 and 2000, the cash surrender value of these insurance contracts was $279,553 and $232,246, respectively. Expenses associated with the Plan at December 31, 2001, 2000 and 1999 were $23,222, $32,348 and $27,842, respectively.

NOTE 10.  OTHER BORROWINGS

     Short-Term Borrowings: During 2001 and 2000, the Company's short-term borrowings consisted of securities sold under agreements to repurchase (repurchase agreements) and advances under a line of credit with the Federal Home Loan Bank of Pittsburgh (FHLB). Interest is paid on the repurchase agreements based on either fixed or variable rates as determined upon origination. At December 31, 2001 and 2000, securities with an amortized cost of $12,610,745 and $12,480,939, respectively, and estimated fair values of $12,963,391 and $12,482,350, respectively, were pledged to secure the repurchase agreements.

     As a member of the FHLB, the subsidiary bank has access to various lines of credit under programs administered by the FHLB. Borrowings under these arrangements bear interest at the interest rate posted by the FHLB on the day of the borrowing and are subject to change daily. The lines of credit are secured by a blanket lien on all unpledged and unencumbered assets.

     The following information is provided relative to these obligations:

                                                       2001                          2000
                                            ---------------------------   ---------------------------
                                               Repurchase    Line of       Repurchase      Line of
                                               Agreement      Credit        Agreement      Credit
                                            ---------------  ----------   ------------   ------------
Amount outstanding at December 31             $  11,090,675   2,831,000   $  9,040,699   $  3,326,000

Weighted average interest rate at December 31         2.99%       2.09%          5.71%          6.81%

Maximum month-end amount outstanding          $  13,098,393   2,831,000   $ 10,370,965   $  3,765,000

Average daily amount outstanding              $   9,820,363     346,718   $  8,946,696   $    630,109

Weighted average interest rate for the year           4.02%       4.95%          5.46%          6.56%

     Long-Term Borrowings: The Company's long-term borrowings of $787,523 and $867,686 at December 31, 2001 and 2000, respectively, consist of advances from the FHLB which are used to finance specific lending activities. Interest is paid at the rate of 5.43% for the year ended December 31, 2001.

     A summary of the maturities of the Company's long-term borrowings for the next five years is as follows:

 Year                       Amount
------                    ----------
 2002                     $  486,093
 2003                          5,719
 2004                          6,011
 2005                          6,319
 2006                          6,642
 2007 and thereafter         276,739
                          ----------

                          $  787,523
                          ==========

NOTE 11.  COMMITMENTS AND CONTINGENCIES

     At December 31, 2001 and 2000, the subsidiary bank maintained required reserve balances with the Federal Reserve Bank of Richmond approximating $1,061,000 and $940,000, respectively. The Bank does not earn interest on such reserve balances.

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

                                           Contract Amount
Financial instruments whose contract -----------------------------
   amounts represent credit risk         2001            2000
--------------------------------     -------------   -------------
Commitments to extend credit         $  20,977,493   $  16,544,127
Standby letters of credit                  426,647         167,452
                                     -------------   -------------
                                     $  21,404,140   $  16,711,579
                                     =============   =============

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

NOTE 12.  SHAREHOLDERS' EQUITY AND RESTRICTIONS ON DIVIDENDS

     The primary source of funds for the dividends paid by Citizens Financial Corp. is dividends received from its banking subsidiary, Citizens National Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires approval by the Office of the Comptroller of the Currency if dividends declared in any year exceed the year's net income, as defined, plus the retained net profits of the two preceding years. During 2002, the net retained profits available for distribution to Citizens Financial Corp. as dividends without regulatory approval approximate $1,924,819 plus net income of the subsidiary bank for the interim periods through the date of declaration.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

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

                                                                            To Be Well Capitalized
                                                         For Capital        Under Prompt Corrective
                                   Actual             Adequacy Purposes        Action Provisions
                           ----------------------   --------------------   -------------------------
                             Amount       Ratio       Amount     Ratio        Amount         Ratio
                           ---------     --------   ---------   --------   -----------      --------
As of December 31,
   2001:
Total Capital              $  19,618      16.40%    $   9,567    8.00%     $    11,959       10.00%
   (to Risk Weighted
   Assets)
Tier I Capital                18,220      15.24%        4,784    4.00%           7,176        6.00%
   (to Risk Weighted
   Assets)
Tier I Capital                18,220      10.99%        6,630    4.00%           9,944        6.00%
   (to Average Assets)

As of December 31,
   2000:
Total Capital              $  18,351      17.25%    $   8,508    8.00%     $    10,635       10.00%
   (to Risk Weighted
   Assets)
Tier I Capital                17,200      16.17%        4,254    4.00%           6,381        6.00%
   (to Risk Weighted
   Assets)
Tier I Capital                17,200      11.46%        6,006    4.00%           9,009        6.00%
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

     The carrying values and estimated fair values of the Company's financial instruments are summarized below:

                                        December 31, 2001                 December 31, 2000
                                   -----------------------------     -----------------------------
                                                     Estimated                         Estimated
                                     Carrying          Fair            Carrying           Fair
                                       Value           Value             Value           Value
                                   -------------   -------------     -------------   -------------
Financial assets:
    Cash and due from banks        $   4,734,676   $   4,734,676     $   4,540,327   $   4,540,327
    Securities available for sale     48,964,467      48,964,467        42,337,429      42,337,429
    Loans                            107,074,843     111,578,178       101,032,931      96,780,225
    Accrued interest receivable        1,208,222       1,208,222         1,214,805       1,214,805
                                   -------------   -------------     -------------   -------------
                                   $ 161,982,208   $ 166,485,543     $ 149,125,492   $ 144,872,786
                                   =============   =============     =============   =============
Financial liabilities:
    Deposits                       $ 131,751,935   $ 132,740,001     $ 121,518,871   $ 121,517,690
    Short-term borrowings             13,921,675      13,921,675        12,366,699      12,366,699
    Long-term borrowings                 787,523         787,523           867,686         867,686
    Accrued interest payable             405,184         405,184           400,399         400,399
                                   -------------   -------------     -------------   -------------
                                   $ 146,866,317   $ 147,854,383     $ 135,153,655   $ 135,152,474
                                   =============   =============     =============   =============

NOTE 14. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

     Information relative to the Parent Company's balance sheets at December 31, 2001 and 2000, and the related statements of income and cash flows for the years ended December 31, 2001, 2000 and 1999, are presented below.

                                                     December 31,
                                               ----------------------------
Balance Sheets                                      2001           2000
--------------                                 -------------   ------------
Assets
Cash                                           $       5,333   $      6,265
Investment in subsidiaries                        19,012,715     17,383,907
Due from subsidiary                                    4,299           -
                                               -------------   ------------
   Total assets                                $  19,022,347   $ 17,390,172
                                               =============   ============
Shareholders' equity
Common stock, $2.00 par value, 2,250,000
   shares authorized, issued 750,000 shares    $   1,500,000   $  1,500,000
Additional paid-in capital                         2,100,000      2,100,000
Retained earnings                                 16,890,758     15,830,556
Accumulated other comprehensive income               606,155        (15,817)
Treasury stock at cost, 101,127 and 99,388
   shares, respectively                           (2,074,566)    (2,024,567)
                                               -------------   ------------
   Total shareholders' equity                  $  19,022,347   $ 17,390,172
                                               =============   ============

                                       For the Years Ended December 31,
                                    -----------------------------------------
Statements of Income                    2001          2000           1999
--------------------                -----------   ------------   ------------
Income - dividends from
   subsidiary bank                  $   902,599   $    976,360   $    989,047
Expenses - operating                      4,700          4,300          4,400
                                    -----------   ------------   ------------
Income before equity in
   undistributed income of
   subsidiary bank and insurance
   subsidiary                           897,899        972,060        984,647
Equity in undistributed income of
   subsidiaries                       1,006,836        917,183        116,010
                                    -----------   ------------   ------------

Net income                          $ 1,904,735   $  1,889,243   $  1,100,657
                                    ===========   ============   ============

                                    For the Years Ended December 31,
                                ------------------------------------------
Statements of Cash Flows            2001           2000          1999
------------------------        -------------  ------------ --------------
Cash Flows from Operating
   Activities
Net income                      $  1,904,735   $ 1,889,243   $ 1,100,657
Adjustments to reconcile net
   income to net cash provided
    by operating activities:
Equity in undistributed
   (income) of subsidiaries       (1,006,836)     (917,183)     (116,010)
Increase in amount due from
   subsidiary                         (4,299)         -             -
                                -------------  ------------  -------------
Cash provided by operating
   activities                        893,600       972,060       984,647
                                -------------  ------------  -------------
Cash Flows from Investing
   Activities
Investment in insurance
   subsidiary                           -           (7,100)         -
                                -------------  ------------  -------------
Cash (used in) investing
   activities                           -           (7,100)         -
                                -------------  ------------  -------------
Cash Flows from Financing
   Activities
Dividends paid to
   shareholders                     (844,533)     (781,434)     (723,211)
Acquisition of treasury
   stock                             (49,999)     (180,985)     (260,688)
                                -------------  ------------  -------------
Cash (used in) financing
   activities                       (894,532)     (962,419)     (983,899)
                                -------------  ------------  -------------
Increase (decrease) in cash             (932)        2,541           748

Cash:
   Beginning                           6,265         3,724         2,976
                                -------------  ------------  -------------
   Ending                       $      5,333   $     6,265   $     3,724
                                =============  ============  =============

                           [LOGO OF ARNETT & FOSTER]


                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Citizens Financial Corp.
   and Subsidiaries
Elkins, West Virginia

     We have audited the accompanying consolidated balance sheets of Citizens Financial Corp. and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Financial Corp. and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                ARNETT & FOSTER, P.L.L.C.

                                /s/ Arnett & Foster, P.L.L.c.

Charleston, West Virginia
January 11, 2002

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
          Financial Disclosure
          --------------------

     No reportable items.

PART III
--------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The number of directors of the Company may consist of not less than five nor more than twenty-five persons in accordance with the Company's Articles of Incorporation. The number of directors is fixed by resolution of a majority vote of the shareholders. Currently, the number of directors of the Company is fixed at nine. Directors are divided into three classes and serve a staggered three year term. The following table sets forth the names of the persons who have served as directors of Citizens Financial Corp. for the year ended December 31, 2001, as well as those appointed to serve in that capacity subsequent to December 31, 2001, their ages and principal occupations, the length of their service to Citizens Financial Corp. and the expiration of their present term.

                     Principal
                     Occupation                                Present
                     During Past            Director           Term
 Name and Age        Five Years             Since (1)          Expires
 ------------        -----------            ---------          -------

 Robert N. Alday     President,             September, 1986    April, 2003
 86                  Phil Williams
                     Coal Company

 Max L. Armentrout   President, and         September, 1986    April, 2002 (2)
 64                  Chairman of the Board
                     Laurel Lands Corp.;
                     Chairman of the
                     Board, Citizens
                     Financial Corp.

 William J. Brown    President, Hess        February,  2000    April, 2004
 55                  Oil Co., Inc.
                     Co-Owner,Elkins
                     Builders Supply, LLC

 Edward L. Campbell  Co-Owner,              February, 2000     April, 2004
 62                  Retired, Campbell's
                     Market

 Raymond L. Fair     Attorney-at-Law        September, 1986    April, 2002 (2)
 74

 John F. Harris      Retired,               September, 1986    April, 2002  (2)
 74                  Transportation
                     Industry; Senior
                     Vice President,
                     Citizens National Bank

                        Principal
                        Occupation                          Present
                        During Past       Director          Term
Name and Age            Five Years        Since (1)         Expires
------------            -----------       ---------         -------

Cyrus K. Kump           President,        June, 1992        April, 2003
55                      Kump Enterprises
                        Kerr Real Estate

Robert J. Schoonover    President and     April, 1998       April, 2004
62                      Chief Executive
                        Officer, Citizens
                        Financial Corp.
                        and Citizens
                        National Bank

L. T. Williams          Consultant,       September, 1986   April, 2002 (2)
71                      Retired, Elkins
                        Builders Supply

(1) All of the above named directors, with the exception of Mr. Alday, have also served as directors of Citizens National Bank for the past five years on a continuous basis. Mr. Alday has not served Citizens National Bank in any official capacity.

(2) Messrs. Armentrout, Fair, Harris and Williams have been nominated to stand for reelection to an additional 3 year term expiring in April, 2005.

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

                                         Principal Occupation and
                       Present           Banking Experience During
Name and Age           Position          the Last Five Years
------------           --------          -------------------------

Max L. Armentrout      Chairman of       President and Chairman of
64                     the Board         the Board, Laurel Lands Corp.;
                                         Chairman of the Board,
                                         Citizens Financial Corp.

Robert J. Schoonover   President and     President and Chief Executive
62                     Chief Executive   Officer, Citizens National Bank
                       Officer

Raymond L. Fair        Vice President    Attorney-at-Law; Director,
74                                       Citizens Financial Corp.

Thomas K. Derbyshire   Vice President    Vice President and Chief Financial
43                     and Treasurer     Officer, Citizens National Bank

Leesa M. Harris        Secretary         Vice President and Trust Officer,
38                                       Citizens National Bank; Executive
                                         Secretary, Citizens National Bank

Item 11.  Executive Compensation
--------------------------------

     The executive officers of Citizens Financial Corp. serve without compensation from the Company. They are, however, compensated by Citizens National Bank for serving as Bank officers with the exception of Messrs. Armentrout and Fair who are not employed by the Bank. The following table sets forth the compensation of the Company's CEO for the years 2001, 2000 and 1999. No executive officers received total annual salary and bonus exceeding $100,000.

                       SUMMARY COMPENSATION TABLE

                                                            Other Annual
        Name and                      Salary                Compensation
    Principal Position        Year      $          Bonus         $
-------------------------------------------------------------------------
Robert J. Schoonover,        2001     95,231         -     12,350 (1) (2)
President & CEO              2000     88,144         -     16,981 (1) (2)
                             1999     85,077         -     13,377 (1) (2)

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

      Neither the Company nor the Bank maintain any form of stock option, stock appreciation rights, or other long-term compensation plans. Directors of the registrant are compensated for meetings attended in the amount gf $100 per meeting. Directors of the Bank receive $500 per meeting. Under normal circumstances, the Board of Citizens Financial Corp. meets quarterly while the Citizens National Bank Board meets monthly. Directors who are members of the Bank's loan committee, which meets weekly, receive $400 per month. In addition, the chairman of Citizens Financial Corp. receives $1,500 per month for service in that capacity, while the vice-president receives $700. The senior vice-president of the Bank receives $1,250 monthly for his services. No employment contracts or change in control arrangements exist between any executive officer and the registrant, or it's subsidiaries.

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

     The following table represents the normal pension, beginning at age sixty-five, based upon assumed final pay and years of credited services:

                                        Annual Benefits
                      ----------------------------------------------------
                       15 yrs.               20 yrs.              25 yrs.
  Assumed              Credited              Credited             Credited
Remuneration           Service               Service              Service
--------------------------------------------------------------------------
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

     The estimated credited years of service for the executive officers of Citizens Financial Corp. in the pension plan of Citizens National Bank are as follows:

                       Years of Credited Service*
                      -------------------------
Robert J. Schoonover                   28
Thomas K. Derbyshire                   10

     * Max L. Armentrout and Raymond L. Fair are not participants in the pension plan of Citizens National Bank.

401-(k) Plan
------------

     The Bank has established a 401-(k) plan for the benefit of all employees who meet eligibility requirements. A description of the Plan, the eligibility requirements and the contributions made to the Plan by the Bank for the years ended December 31, 2001, 2000 and 1999 may be found in Note 9 to the Consolidated Financial Statements which begins on page 39 of this report.

Executive Supplemental Income Plan
----------------------------------

     The Bank has entered into a nonqualified supplemental income plan with certain senior officers as described in Note 9 to the Consolidated Financial Statements which begins on page 39 of this report. A copy of the Plan, and the amendments thereto, are incorporated herein by reference to the exhibits contained in the Company's Forms 10-K dated December 31, 1997 and 1996.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     The following table lists each shareholder who is the beneficial owner of more than 5% of the Company's common stock, the only class of stock outstanding, as of March 6, 2002.

Name and Address               Amount and Nature of          Percent
of Beneficial Owner            Beneficial Ownership          of Class
-------------------            --------------------          --------

Legg Mason Wood Walker, Inc.          36,710                   5.66%
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

The Bank of New York                  36,475                   5.62%
925 Patterson Plank Rd.
Secaucus, NJ 07094

     The following table sets forth the amount and percentage of stock of Citizens Financial Corp. beneficially owned by each director and executive officer of the Company, and by all directors and executive officers as a group, as of March 6, 2002.

                        Shares of Stock Beneficially Owned
                        ----------------------------------      Percent of
Name                    Direct       Indirect        Total      Ownership
----                    ------       --------        -----      ---------

Robert N. Alday            500        20,200 (1)    20,700        3.19%
Max L. Armentrout       23,990         4,000 (2)    27,990        4.31%
William J. Brown           750           750 (3)     1,500         .23%
Edward L. Campbell         500           150 (4)       650         .10%
Raymond L. Fair          3,828         4,200 (5)     8,028        1.24%
John F. Harris             500         5,500 (6)     6,000         .92%
Cyrus K. Kump              500         1,750 (7)     2,250         .35%
Robert J. Schoonover       500           100 (8)       600         .09%
L. T. Williams           1,750             0         1,750         .27%
Thomas K. Derbyshire        70             0            70         .01%
Directors and
  executive officers of
  the Bank               4,825         8,405        13,230        2.04%
All Directors and
  executive officers
  as a group            37,713        45,055        82,768       12.76%

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

     During the year 2001, the highest aggregate indebtedness of all executive officers and directors of the holding company, its subsidiaries, and their related interest was $6,079,000 or 31.96 percent of the equity capital of Citizens Financial Corp. As of December 31, 2001, outstanding loan balances to related parties totaled $4,166,000 or 21.90 percent of equity capital with unused lines of credit of $871,000 or 4.58 percent of the equity capital of Citizens Financial Corp. outstanding to these parties.

     Other than loans originated in the normal course of business by the Bank, none of the directors, executive officers, 5 percent or more beneficial stockholders or their immediate family members have an interest or are involved in any transactions with Citizens Financial Corp. or Citizens National Bank in which the amount involved exceeds $60,000, or was not subject to the usual terms or conditions, or was not determined by competitive bids. Information related to loans granted to related parties in excess of $60,000 is contained in Note 4 to the Consolidated Financial Statements, which begins on page 34 of this report. Similarly, no director, executive officer or 5 percent or more beneficial stockholder has an equity interest in excess of 10 percent in a business or professional entity that has made payments to or received payments from Citizens Financaal Corp. or Citizens National Bank in 2001 which exceeds 5 percent of either party's gross revenue.

Part IV
-------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a) (1) and (2) Financial Statements and Financial Statement Schedules. All financial statements and financial statement schedules required to be filed by Item 8 of this Form or by Regulation S-X which are applicable to the registrant have been presented in the financial statements, notes thereto, in management's discussion and analysis of financial condition and results of operations or elsewhere where appropriate.
      (3)  Listing of Exhibits - see Index to Exhibits on page 54.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of 2001.

(c)   Exhibits - see index to Exhibits on page 54 of this Form 10-K.

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

Item 14(c)  Index to Exhibits
-----------------------------
                                            S-K 601          Sequential
Description                             Table Reference      Page Number
-----------                             ---------------      -----------

Plan of acquisition, reorganization,
 arrangement, liquidation or succession       2                  N/A
Articles or incorporation and bylaws:         3                  N/A
 (a) Articles of Incorporation                                   (e)
 (b) Bylaws                                                      (d)
Instruments defining the rights of security
  holders including indentures                4                  N/A
Voting trust agreements                       9                  N/A
Material contracts                           10                  (c)
Statement Re: Computation of per
 share earnings                              11                  (a)
Statements Re: Computation of ratios         12                  (a)
Letter re: change in certifying accountant   16                  N/A
Letter re: change in accounting principles   18                  N/A
Subsidiaries of the registrant               21                   58
Published report regarding matters submitted
 to vote of security holders                 22                 59-60
Consents of experts and counsel              23                   61
Power of attorney                            24                  N/A
Additional exhibits                          99                  (b)

(a) The computation of minimum standard capital ratios, which are shown on page 44 of this filing, was done as specified in applicable regulatory guidelines. All other ratios presented may be clearly determined from the material contained in this filing.

(b) List of permitted nonbanking activities previously filed on pages 47-49 of Form S-4 Registration Statement of Citizens Financial Corp., SEC File No. 33-11423, dated February 19, 1987 is incorporated by reference into this filing.

(c) The Bank's Executive Supplemental Income Agreement as previously filed on pages 74 - 80 of its Form 10-K dated December 31, 1995 and thereafter amended and filed on page 62 of the Company's Form 10-K dated December 31, 1996, is incorporated by reference into this filing. Also incorporated by reference is the Company's Purchase and Assumption Agreement with South Branch Valley National Bank for the purchase of its banking facilities, assets and liabilities located in Petersburg, West Virginia dated December 17, 1999 and filed on pages 71-113 of the Company's Form 10-K dated December 31, 1999.

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

                               Citizens Financial Corp.

                            By  /s/ Robert J. Schoonover
                               -------------------------------------
                               Robert J. Schoonover
                               President and Chief Executive Officer

                            By  /s/ Thomas K. Derbyshire
                               ----------------------------------------
                               Thomas K. Derbyshire
                               Treasurer and Principal Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        Signature                    Title                          Date
        ---------                    -----                          ----

 /s/ Max L. Armentrout           Chairman of the Board            3/12/02
-------------------------        and Director                     -------
     Max L. Armentrout

                                 Director
-------------------------                                         -------
     Robert N. Alday

 /s/ William J. Brown            Director                         3/12/02
-------------------------                                         -------
     William J. Brown

 /s/ Edward L. Campbell          Director                         3/13/02
-------------------------                                         -------
     Edward L. Campbell

 /s/ Raymond L. Fair             Director                         3/12/02
-------------------------                                         -------
     Raymond L. Fair

 /s/ John F. Harris              Director                         3/12/02
-------------------------                                         -------
     John F. Harris

 /s/ Cyrus K. Kump               Director                         3/12/02
-------------------------                                         -------
     Cyrus K. Kump

 /s/ Robert J. Schoonover        Director                         3/12/02
-------------------------                                         -------
     Robert J. Schoonover

 /s/ L. T. Williams              Director                         3/12/02
-------------------------                                         -------
     L. T. Williams

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
 SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
                       PURSUANT TO SECTION 12 OF THE ACT
                       ---------------------------------

The entire annual report and proxy materials mailed to the Company's stockholders has been furnished to the Commission for its information under separate cover, in paper format, concurrent with submission to stockholders on March 15, 2002.