Form 10-Q
period 2002-03-31
CITIZENS FINANCIAL CORP/DE/
filed 2002-05-08
CIK 764156

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the quarterly period ended                     March 31, 2002
                              --------------------------------------------------

Commission file number 2-96144
                       -------


                             CITIZENS FINANCIAL CORP.
             -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                              Delaware                          55-0666598
     ---------------------------------------------------------------------------
            (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)       Identification No.)


                     213 Third Street, Elkins, West Virginia          26241
        ------------------------------------------------------------------------
            (Address of principal executive offices)        (Zip Code)


                                                 (304) 636-4095
                 ---------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                                  Not Applicable
                 ---------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
                         Class                         March 31, 2002
                         -----                         ---------------

          Common Stock ($2 par value)                       648,873

                        This report contains 21 pages.

                                   FORM 10-Q
                            CITIZENS FINANCIAL CORP.
                          Quarter Ended March 31, 2002


                                     INDEX


                                                                      Page No.
                                                                      --------

Part I.   Financial Information

           Condensed Consolidated Balance Sheets
            March 31, 2002 and December 31, 2001........................  3

           Condensed Consolidated Statements of Income
            Three Months Ended
            March 31, 2002 and March 31, 2001...........................  4, 5

           Statements of Comprehensive Income
            Three Months Ended
            March 31, 2002 and March 31, 2001...........................  6

           Condensed Consolidated Statements of
            Changes in Shareholders' Equity
            Three Months Ended
            March 31, 2002 and March 31, 2001...........................  7

           Condensed Consolidated Statements of
            Cash Flows
            Three Months Ended
            March 31, 2002 and March 31, 2001...........................  8

           Notes to Condensed Consolidated
            Financial Statements........................................  9 - 13

           Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations...............................................  14 -19

Part II.  Other Information and Index to Exhibits.......................  20

           Signatures...................................................  21

                         PART I - FINANCIAL INFORMATION
                            CITIZENS FINANCIAL CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)

                                                   March 31,   Dec. 31,
                                                     2002       2001
                                                   --------   --------
                                                 (Unaudited)       *
ASSETS
--------
Cash and due from banks                            $  4,247   $  4,735
Securities available for sale                        46,194     48,964
Loans, less allowance for loan losses of
  $1,413 and $1,397, respectively                   110,459    107,075
Premises and equipment                                2,797      2,658
Accrued interest receivable                           1,183      1,208
Other assets                                          2,216      2,179
                                                   --------   --------
     Total Assets                                  $167,096   $166,819
                                                   ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
   Noninterest bearing                             $ 16,278   $ 17,207
   Interest bearing                                 120,730    114,545
                                                   --------   --------
     Total deposits                                 137,008    131,752
Short-term borrowings                                 9,241     13,922
Long-term borrowings                                    305        788
Other liabilities                                     1,477      1,335
                                                   --------   --------
     Total liabilities                              148,031    147,797
                                                   --------   --------

Commitments and contingencies

SHAREHOLDERS' EQUITY
--------------------

Common stock, $2.00 par value, authorized
2,250,000 shares, issued 750,000 shares               1,500      1,500
Additional paid in capital                            2,100      2,100
Retained earnings                                    17,145     16,891
Accumulated other comprehensive income                  395        606
Treasury stock at cost, 101,127 shares               (2,075)    (2,075)
                                                   --------   --------
     Total shareholders' equity                      19,065     19,022
                                                   --------   --------
     Total Liabilities and Shareholders' Equity    $167,096   $166,819
                                                   ========   ========


*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands of dollars, except per share data)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                           ----------------------------
                                                                           2002                    2001
                                                                             (Unaudited)
INTEREST INCOME
---------------

Interest and fees on loans                                             $  2,171             $  2,317
Interest and dividends on
 securities:
  Taxable                                                                   570                  597
  Tax-exempt                                                                 75                   65
Interest on federal funds sold                                                2                    3
                                                                       --------             --------
 Total interest income                                                    2,818                2,982
                                                                       --------             --------

INTEREST EXPENSE
----------------

Interest on deposits                                                        940                1,075
Interest on short-term borrowing                                             73                  118
Interest on long-term borrowing                                               7                   12
                                                                       --------             --------
 Total interest expense                                                   1,020                1,205
                                                                       --------             --------
 Net interest income                                                      1,798                1,777
Provision for loan losses                                                    63                   84
                                                                       --------             --------
 Net interest income after
  provision for loan losses                                               1,735                1,693
                                                                       --------             --------

NONINTEREST INCOME
------------------

Trust department income                                                      54                   44
Brokerage fees                                                                1                   47
Service fees                                                                138                  131
Insurance commissions                                                         6                    8
Security gains/(losses)                                                       0                    1
Other                                                                        78                   55
                                                                       --------             --------
 Total noninterest income                                                   277                  286
                                                                       --------             --------

NONINTEREST EXPENSE
-------------------

Salaries and employee benefits                                              720                  690
Net occupancy expense                                                        66                   62
Equipment rentals, depreciation
 and maintenance                                                            103                   97
Data processing                                                             125                  110
Director fees                                                                44                   42
Postage                                                                      30                   33
Professional service fees                                                    34                   33
Other                                                                       265                  216
                                                                       --------             --------
 Total noninterest expenses                                               1,387                1,283
                                                                       --------             --------

Income before income taxes                                                  625                  696
Income tax expense                                                          208                  265
                                                                       --------             --------
Net income                                                             $    417             $    431
                                                                       ========             ========

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands of dollars, except per share data)
                                  (Continued)

Basic earnings per common share                                    $    .64     $    .66
                                                                   ========     ========
Weighted average shares outstanding                                 648,873      650,612
Dividends per common share                                         $    .25     $    .25
                                                                   ========     ========

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
                      STATEMENTS OF COMPREHENSIVE INCOME
                           (In thousands of dollars)

                                                                      Three Months Ended
                                                                           March 31
                                                                      ------------------
                                                                      2002          2001
                                                                          (Unaudited)
Net income                                                           $ 417        $  431

Other comprehensive income:
 Gross unrealized gains/(losses) arising
   during the period                                                  (282)          700
 Adjustment for income tax (expense)/benefit                            71          (238)
                                                                    ------        ------
                                                                      (211)          462

 Less:  Reclassification adjustment for
   (gains)/losses included in net income                                 0            (1)
 Adjustment for income tax expense/(benefit)                             0             0
                                                                    ------        ------
                                                                         0            (1)

 Other comprehensive income, net of tax                               (211)          461
                                                                    ------        ------

Comprehensive income                                                $  206        $  892
                                                                    ======        ======

The accompanying notes are an integral part of these financial statements.

                           CITIZENS FINANCIAL CORP.
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           (In thousands of dollars)


                                        Three Months Ended March 31, 2002 and 2001
                                    --------------------------------------------------
                                                      (unaudited)

                                                                         Accumulated                Total
                                  Common Stock   Additional                 Other                   Share-
                                  ------------    Paid-in    Retained   Comprehensive    Treasury   holders'
                                 Shares  Amount   Capital    Earnings      Income         Stock     Equity
                               ----------------------------------------------------------------------------
Balance, January 1, 2001        750,000  $1,500   $2,100     $15,831     $   (16)        $(2,025)   $17,390
Net income                                                       431                                    431
Net change in unrealized
  loss on securities                                                         461                        461
Cash dividends declared
 ($.25 per share)                                               (163)                                  (163)
                               ----------------------------------------------------------------------------
Balance March 31, 2001          750,000  $1,500   $2,100     $16,099     $   445         $(2,025)   $18,119
                               ============================================================================

Balance, January 1, 2002        750,000  $1,500   $2,100     $16,891     $   606         $(2,075)   $19,022
Net income                                                       417                                    417
Net change in unrealized
  gain on securities                                                        (211)                      (211)
Cash dividends declared
 ($.25 per share)                                               (163)                                  (163)
                               ----------------------------------------------------------------------------
Balance March 31, 2002         750,000   $1,500   $2,100     $17,145     $   395         $(2,075)   $19,065
                               ============================================================================

The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                          2002      2001
                                                            (Unaudited)
Cash flows from operating activities:
 Net Income                                             $   417   $   431
 Adjustments to reconcile net income to
  cash provided by operating activities:
  Provision for loan losses                                  63        84
  Depreciation and amortization                              89        71
  Amortization and (accretion) on securities                 11       (22)
  (Gain)/loss on sale of securities                           0        (1)
  (Gain)/loss on sale of OREO                                 8       (12)
  (Increase)/decrease in accrued interest receivable         25        31
  (Increase)/decrease in other assets                       (20)      (25)
  Increase/(decrease) in other liabilities                  212        77
                                                        -------   -------
    Cash provided by operating activities                   805       634
                                                        -------   -------

Cash flows from investing activities:
 Principal payments, available for sale securities          243        67
 Proceeds from sales of available for
  sale securities                                             0       506
 Proceeds from maturities and calls,
  available for sale securities                           2,234     3,505
 Purchases of available for sale securities                   0    (3,383)
 Purchases of premises and equipment                       (223)     (186)
 Proceeds from sale of other real estate owned               15        90
 (Increase)/decrease in loans                            (3,492)   (1,095)
                                                        -------   -------
   Cash used in investing activities                     (1,223)     (496)
                                                        -------   -------

Cash flows from financing activities:
 Cash dividends paid                                       (163)     (163)
 Increase/(decrease) in short-term borrowing             (4,681)   (3,305)
 Increase/(decrease) in long-term borrowing                (482)      (20)
 Increase/(decrease) in time deposits                       990     2,212
 Increase/(decrease) in other deposits                    4,266     2,407
                                                        -------   -------
   Cash provided by/(used in) financing activities          (70)    1,131
                                                        -------   -------

Net increase/(decrease) in cash and cash equivalents       (488)    1,269
Cash and cash equivalents at beginning of period          4,735     4,540
                                                        -------   -------

Cash and cash equivalents at end of period              $ 4,247   $ 5,809
                                                        =======   =======

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
 Interest                                               $ 1,070   $ 1,214
 Income taxes                                           $    33   $    29
Supplemental Schedule of Noncash Investing
 and Financing Activities:
 Other real estate and other assets acquired in
   settlement of loans                                  $    45   $     0

The accompanying notes are an integral part of these financial statements.

                    CITIZENS FINANCIAL CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
         ---------------------

     The accounting and reporting policies of Citizens Financial Corp. and Subsidiaries ("Citizens" or "the Company") conform to accounting principles generally accepted in the United States of America and to general policies within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     The condensed consolidated statements contained herein include the accounts of Citizens Financial Corp. and its wholly-owned subsidiaries Citizens National Bank ("the Bank") and Citizens Financial Services, LLC. All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens' 2001 Annual Report to Shareholders and Form 10-K.

     Goodwill: On January 1, 2002, the Company adopted Statement of Financial Accounting Standards Number 142 - Goodwill and Other Intangible Assets (SFAS
142). SFAS 142 requires the Company to periodically recalculate the value of goodwill previously acquired and recognize any decline in value immediately as a charge to income. An exception to this accounting treatment is provided for in SFAS 142 when the fair value of the liabilities assumed are greater than the fair value of assets acquired. In this situation, the Company must follow the original guidance in Statement of Financial Accounting Standards Number 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions (SFAS 72). Under the guidance provided by SFAS 72, the Company continues to amortize the goodwill over the original term, unless subsequent recalculations determine a shorter period is warranted. The adoption of SFAS 142 did not have a material effect on current earnings of the Company and is not expected to materially effect future earnings.


NOTE 2 - RECLASSIFICATIONS
         -----------------

     Certain accounts in the condensed consolidated financial statements for 2001, as previously presented, have been reclassified to conform with current year classifications.

NOTE 3 - SECURITIES
         ----------

  The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2002 and December 31, 2001 are summarized as follows (in thousands):

                                                  March 31, 2002
                                 -----------------------------------------------


                                                                       Carrying
                                                                        Value
                                                                      (Estimated
                                   Amortized   Unrealized  Unrealized    Fair
                                     Cost         Gains      Losses     Value)
--------------------------------------------------------------------------------
                                                     (Unaudited)
Available for sale:
U.S. Government agencies
  and corporations..............   $  21,527     $     384   $     98  $  21,813
Mortgage backed securities-
  U.S. Government agencies
  and corporations..............       3,411             4         76      3,339
Corporate debt securities.......      12,897           365         23     13,239
Tax exempt state and political
  subdivisions..................       7,116           153         71      7,198
Federal Reserve Bank stock......         108             0          0        108
Federal Home Loan Bank stock....         497             0          0        497
                                   ---------     ---------   --------  ---------
  Total securities available
    for sale....................   $  45,556     $     906   $    268  $  46,194
                                   =========     =========   ========  =========



                                              December 31, 2001*
                         -------------------------------------------------------

                                                                       Carrying
                                                                        Value
                                                                      (Estimated
                                 Amortized   Unrealized    Unrealized    Fair
                                   Cost        Gains         Losses     Value)
                         -------------------------------------------------------
                                                         *
--------------------------------------------------------------------------------
Available for sale:
U.S. Government agencies
  and corporations..............   $  21,539   $   576     $     70     $ 22,045
Mortgage-backed securities -
  U.S. Government agencies
  and corporations..............       3,659         9           53        3,615
Corporate debt securities.......      14,897       480           21       15,356
Tax exempt state and political
  subdivisions..................       7,219        76           79        7,216
Federal Reserve Bank stock......         108         0            0          108
Federal Home Loan Bank stock....         624         0            0          624
                                   ---------   -------     --------     --------
Total securities available
  for sale......................   $  48,046   $ 1,141     $    223     $ 48,964
                                   =========   =======     ========     ========

     The maturities, amortized cost and estimated fair values of the Bank's securities at March 31, 2002 are summarized as follows (in thousands):

                                                    Available for sale
                                                   ---------------------
                                                   Amortized  Estimated
                                                     Cost     Fair Value
                                                   ---------  ----------

Due within 1 year                                    $ 9,639     $ 9,788
Due after 1 but within 5 years                        30,647      31,193
Due after 5 but within 10 years                        4,665       4,608
Due after 10 years                                         0           0
Equity securities                                        605         605
                                                     -------     -------
                                                     $45,556     $46,194
                                                     =======     =======

     Mortgage backed securities have remaining contractual maturities ranging from 3 to 14 years and are reflected in the maturity distribution schedule shown above based on their anticipated average life to maturity, which ranges from 1 to 4 years. The Company's equity securities are required to be held for membership in the Federal Reserve and Federal Home Loan Bank and are shown at cost since they may only be sold to the respective issuer or another member at par.

     The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the three month periods ended March 31, 2002 and 2001 are as follows (in thousands):

                                        Proceeds From           Gross Realized
                                -----------------------------  -----------------
                                        Calls and   Principal
                                Sales   Maturities  Payments     Gains   Losses
                                -----------------------------  -----------------
March 31, 2002:
Securities available for sale   $    0   $  2,234    $    243   $   0    $   0
                                ======   ========    ========   ======   ======

March 31, 2001:
Securities available for sale   $  506   $  3,505    $     67   $    1   $    0
                                ======   ========    ========   ======   ======

     At March 31, 2002 and December 31, 2001 securities with an amortized cost of $21,246,000 and $19,209,000, respectively, with estimated fair values of $21,529,000 and $19,761,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

     At March 31, 2002, the Company had a concentration within its corporate debt securities classification which included obligations of financial services industry companies with global operations having an approximate amortized cost of $3,735,000 and an estimated fair value of $3,858,000. There were no concentrations with any one issuer.

*From audited financial statements.


NOTE 4 - LOANS
         -----

     Total loans are summarized as follows (in thousands):

                                            March 31, 2002   December 31, 2001
                                            ---------------  ------------------
                                              (Unaudited)            *

Commercial, financial and agricultural          $ 19,044          $ 16,741
Real estate - construction                         4,544             3,753
Real estate - mortgage                            71,512            70,242
Installment loans to individuals                  15,121            16,025
Other                                              1,780             1,815
                                                --------          --------
  Total loans                                    112,001           108,576
Net deferred loan origination costs                 (120)             (102)
Less unearned income                                  (9)               (2)
                                                --------          --------
  Total loans net of unearned income and
    net deferred loan origination costs          111,872           108,472
Less allowance for loan losses                     1,413             1,397
                                                --------          --------
  Loans, net                                    $110,459          $107,075
                                                --------          --------

* From audited financial statements

NOTE 5 - ALLOWANCE FOR LOAN LOSSES
         -------------------------

     Analyses of the allowance for loan losses are presented below (in thousands):

                                                   Three Months Ended
                                                        March 31,
                                                 ---------------------
                                                   2002           2001

Balance at beginning of period                   $1,397         $1,151
                                                 ------         ------

Loans charged off:
 Commercial and industrial                            0              1
 Real estate - mortgage                              19              0
 Consumer and other                                  30             39
                                                 ------         ------
   Total                                             49             40
                                                 ------         ------

Recoveries:
 Commercial and industrial                            0              3
 Real estate - mortgage                               0              0
 Consumer and other                                   2              5
                                                 ------         ------
   Total recoveries                                   2              8
                                                 ------         ------

Net losses                                           47             32

Provision for loan losses                            63             84
                                                 ------         ------
Balance at end of period                         $1,413         $1,203
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

Financial instruments whose contract    March 31, 2002   December 31, 2001
amounts represent credit risk             (unaudited)            *
        (in thousands)
--------------------------------------  --------------   -----------------
Commitments to extend credit                $21,323             $20,977
Standby letters of credit                       633                 427
                                            -------             -------
   Total                                    $21,956             $21,404
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

NOTE 8 - EARNINGS PER SHARE
         ------------------

     Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the three months ended March 31, 2002 and 2001 the weighted average number of shares were 648,873 and 650,612, respectively. During the periods ended March 31, 2002 and 2001 the Company did not have any dilutive securities.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis presents the significant changes in financial condition and the results of operations of Citizens Financial Corp. and Subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 2001 Annual Report to Shareholders and Form 10-K. Since the primary business activities of Citizens Financial Corp. are conducted through the Bank, this discussion focuses primarily on the financial condition and operations of the Bank. This discussion may contain forward looking statements based on management's current expectations. Such forward looking information may involve uncertainties including those associated with interest rates, the general economic environment, regulations, competitive changes, and other risks. The Company does not undertake to update any such forward looking statements that may be made. When provided, forward looking information is intended to assist readers in understanding anticipated future operations and are included pursuant to applicable safe harbor provisions of the Private Securities Litigation Reform Act of 1995; actual results may differ. Amounts and percentages used in this discussion have been rounded.

RESULTS OF OPERATIONS
---------------------


EARNINGS SUMMARY
----------------

     Net income for the first quarter of 2002 of $417,000 was $14,000 below the first quarter of 2001 total and met Company expectations. Return on average assets for the quarter of 1.02% was below the first quarter 2001 return of 1.15% largely due to the growth the Company experienced as a result of establishing de novo branches in November, 2000 and January, 2002. Additional details concerning the Company's results of operations are discussed in the following sections of this report.

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

     For the quarter, net interest income totaled $1,798,000, up slightly from $1,777,000 in the first quarter of 2001. On a tax-equivalent basis net interest income was $1,851,000 compared to $1,819,000 in the first quarter of 2001.

     Despite this increase the falling interest rate environment experienced during the last twelve months has caused the yield on earning assets to fall from $8.46% in the first quarter of 2001 to 7.43% in the first quarter of 2002. The yield on commercial loans, which is often tied to the prime rate, has fallen 199 basis points while the yield on the Bank's real estate loan portfolio and security portfolio decreased by 125 and 66 basis points, respectively.

     In order to maintain its net interest income the Bank has attempted to reduce its cost of funds. Lower rates on savings, money market, and interest bearing checking accounts, as well as some certificates of deposit, allowed the Bank to reduce its cost of funds from 4.19% in the first quarter of 2001 to 3.22% this quarter. While those efforts at controlling the cost of funds have been quite successful, the ratio of tax-equivalent net interest income to earning assets, or net interest margin, has fallen from 5.09% to 4.79% in the first quarter of 2001 and 2002, respectively, due to an $11.7 million increase in the earning asset base and more aggressive deposit pricing strategies in the Bank's newer markets.

     Although this net interest margin is lower than the Bank has recently enjoyed, it remains well above peer averages. With the economy appearing to be at the bottom of the interest rate cycle, management is hopeful the yield on earning assets and net interest margin will stabilize. However, because the rise in interest rates is expected to be slow, and the Bank expects to continue its deposit pricing practices over the near term, a return to net interest margins in excess of 5.00% is not likely during 2002.

NONINTEREST INCOME
------------------

     Noninterest income, which includes all revenues not included in interest and fee income relating to earning assets, totaled $277,000 during the first quarter of 2002 compared to $286,000 during the first quarter of 2001. Revenues from the Bank's fixed rate mortgage program, which began during the fourth quarter of 2001 and is discussed in the Company's December 31, 2001 Form 10-K, were significant totaling $39,000. This exceeded expectations and helped counteract a drop in brokerage fees resulting from the need to replace the Bank's licensed broker. With the brokerage program fully staffed once again, management expects brokerage fees to return to historical levels during the remainder of the year.

     Other than the fixed rate mortgage and brokerage programs, noninterest income was generally in line with both expectations and prior year results.

NONINTEREST EXPENSE
-------------------

     Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Total noninterest expense for the quarter of $1,387,000 was $104,000, or 8.1%, in excess of the first quarter of 2001. Personnel expense increased $30,000 to $720,000 due to the addition of branch staff and personnel related to the mortgage and brokerage programs, as well as to normal salary adjustments. Other noninterest expense increased by $49,000 to $265,000 primarily due to increased operating demands of a larger branch network and a $15,000 increase in costs relating to the maintenance and sale of foreclosed properties. With core processing costs based on the number of accounts, branch and customer base growth contributed to higher data processing costs as did an expansion of the Bank's ATM network. The remaining categories of noninterest expense did not change significantly from the prior year.

     Management had anticipated this increase and total noninterest expenses were slightly under budget for the quarter. No material changes in these expense items are anticipated during the balance of 2002.

INCOME TAXES
------------

     Income tax expense, including both federal and state income taxes, totaled $208,000, or 33.3% of pretax income, during the first quarter of 2002 and $265,000 during the first quarter of 2001. The Company was not subject to the federal alternative minimum tax during the periods covered by this report and does not expect to be subject to it in the foreseeable future.

FINANCIAL CONDITION
-------------------

SUMMARY
-------

     Total assets at March 31, 2002 of $167,096,000 were up just $277,000 from year-end 2001. However, underlying this modest increase was deposit growth of $5,256,000 and a reduction in borrowed funds of $5,164,000. A further discussion of the Bank's major balance sheet categories, as well as liquidity, interest rate sensitivity, and the impact of inflation, follows.

LOAN PORTFOLIO
--------------

     Gross loans at March 31, 2002 of $112,001,000 were $3,425,000 more than at year-end 2001, which is an annualized growth rate of 12.62%. This growth occurred primarily in the mortgage and commercial portfolios and was aided by $725,000 of loan growth at the Marlinton office which opened in January, 2002. Installment lending to consumers, where the Bank enjoyed some success financing used cars in 2001, has slowed considerably with the installment portfolio falling $904,000 during the quarter. This reflects more restrictive auto lending standards although a general slowdown in consumer borrowing also appears to be occurring. Still, the Bank's gross loan to deposit ratio of 81.75% is in line with expectations.

Additional information concerning the Company's loan portfolio is presented in
Note 4.

ALLOWANCE FOR LOAN LOSSES
-------------------------

     Management maintains an allowance for possible loan losses at a level it considers adequate to provide for losses that can be reasonably anticipated. This is done by a process of continual review of the loan portfolio, specific loans, and various factors which may impact them.

     The March 31, 2002 allowance for loan losses totaled $1,413,000 or 1.26% of gross loans. Net charge-offs for the quarter were $47,000 while provisions for future loan losses totaled $63,000. At the report date, loans past due 90 days or more which were still accruing interest and nonaccrual loans totaled $213,000, or .19% of gross loans which is below peer group averages and is down from $367,000 at year-end 2001. Management is not aware of any trends or uncertainties involving the loan portfolio which are likely to materially impair credit quality, capital or earnings.

SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD
-------------------------------------------

     The Bank's security portfolio uses funds not needed to satisfy loan demand to improve earnings, provide liquidity, and balance interest sensitivity issues. All securities are classified as available for sale.

     The carrying value of the Bank's security portfolio at March 31, 2002 was $46,194,000, down from $48,964,000 at year-end 2001. This was the result of utilizing maturing securities, which totaled $2,234,000 during the quarter, to fund loans. No securities were purchased during the quarter.

     The composition and characteristics of the portfolio did not undergo any significant changes during the first quarter of the year. The portfolio continues to be comprised primarily of U.S. Agency and investment grade corporate debt instruments with lesser holdings of municipal and government agency mortgage backed instruments as well as Federal Home Loan Bank and Federal Reserve stock. Please refer to Note 3 for additional details regarding the security portfolio.

     The Bank generally tries to minimize its involvement in the overnight federal funds market preferring to fully utilize available funds for higher yielding loan and security alternatives while relying on maturing securities, loan repayments and deposit growth for liquidity. Nonetheless, at any given time the execution of specific investing or funding strategies, or normal fluctuations in deposit and loan balances, may require the bank to sell, or buy, funds on an overnight basis. As of the report date the Bank had no federal funds sold but did maintain $539,000 in overnight borrowings which is down from $2,831,000 at year-end. For the quarter, federal funds sold averaged $442,000 while federal funds purchased averaged $619,000.

DEPOSITS AND OTHER FUNDING SOURCES
----------------------------------

     Total deposits of $137,008,000 at March 31, 2002 are up $5,256,000, or
3.99%, since year-end 2001. A significant amount of this growth has occurred at the newly opened Marlinton facility which had total deposits of $2,486,000 at quarter-end. A great deal of this growth is core deposit growth as interest bearing checking and savings accounts increased by $3.5 million and $1.2 million, respectively. The remaining growth is primarily found in certificates of deposit although the rate of certificate growth has slowed from 2001.

     Short-term borrowings include overnight funds, discussed earlier, and repurchase agreements. The repurchase agreements totaled $8,702,000 at March 31, 2002, down from $11,091,000 at year-end and are not expected to return to their previous levels absent the addition of new repurchase customers. The Bank also reduced its long-term borrowings with the Federal Home Loan Bank of Pittsburgh from $788,000 to $305,000 during the quarter.

CAPITAL RESOURCES
-----------------

     The Company's capital remains very strong at $19,065,000, or 11.41% of total assets, at March 31, 2002 compared to $19,022,000 at year-end 2001. While capital increased as a result of earnings during the quarter, rising interest rates caused a reduction in the unrealized gain on the available for sale security portfolio. The payment of dividends of $.25 per share, the same as in the first quarter of 2001, also impacted capital.

     The Company's capital strength is further illustrated in the table below which shows it continues to easily exceed all regulatory capital requirements. Further, management knows of no trends or uncertainties which may materially impair or alter its capital position.

                                            Minimum Capital Standard Ratios
                                           ---------------------------------
                                               Citizens         Regulatory
                                            Financial Corp.    Requirements
                                           -----------------  --------------
Total capital to risk weighted assets                 16.41%           8.00%
Tier I capital to risk weighted assets                15.25%           4.00%
Tier I capital to adjusted total assets               11.14%           4.00%

LIQUIDITY AND INTEREST RATE SENSITIVITY
-----------------------------------------

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

     A reduction in borrowed funds during the first quarter did not impair liquidity as deposit growth and the use of maturing securities was sufficient to provide for all funding needs and return the Bank to a nearly neutral overnight funding position. Based on anticipated loan and deposit levels over the next twelve months, management expects to be able to satisfy demands for liquidity primarily from internal sources although certain larger loan projects may be funded through borrowings. The use of such external funding, estimated at quarter-end to approximate $2 million, would improve the ability to generate liquidity through maturing investment securities and provide greater flexibility in balance sheet management.

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

     As of March 31, 2002, the Company has more liabilities subject to repricing over the next twelve months than assets subject to repricing over the same time period. This condition is known as a negative gap. Given economists current expectation of slowly rising interest rates, this condition would normally be considered detrimental to earnings. However, gap theory requires that a number of assumptions be made including when the rates on products might change. Citizens maintains a large and growing volume of savings, money market and interest bearing checking accounts with rates that could be changed at any time. However, rates on these products are typically quite stable and lag rises in rates within the broader economy. Thus, management does not expect earnings to be negatively impacted to a material degree should interest rates rise.

     Because gap analysis contains shortcomings such as this, Citizens also uses rate shock analysis and simulation modeling to monitor and control interest rate risk. Rate shock tests project net interest income given an immediate and sustained change in interest rates applied to all interest earning assets and interest sensitive liabilities and help define boundaries of interest rate risk. As of March 31, 2002, these tests project that an immediate and sustained change in interest rates of +/- 300 basis points would not cause net interest income to change by more than the parameters established by Company policy. Such policy limits the change in net interest income to 5% for any given 100 basis change in interest rates. In all likelihood, however, an immediate and sustained change in interest rates of this type would not occur since interest rates of various products do not change alike. Nonetheless, management is attempting to further reduce interest rate risk by attracting longer term sources of funds such as certificates of deposit, and the selective use of borrowed funds for certain loan projects as discussed earlier.

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

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings:
          -----------------

     As of March 31, 2002 Citizens Financial Corp. was not involved in any material legal proceedings. The Bank is currently involved in various legal proceedings which occur in the normal course of business. After consultation with legal counsel, management believes that all such litigation will be resolved without materially affecting the Company's financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against the Company or its subsidiaries.

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


                                        CITIZENS FINANCIAL CORP.


Date:      5/8/02                         /s/ Robert J. Schoonover
      -------------------               -------------------------------
                                          Robert J. Schoonover
                                          President
                                          Chief Executive Officer



Date:      5/8/02                         /s/ Thomas K. Derbyshire
      -------------------               -------------------------------
                                           Thomas K. Derbyshire
                                           Treasurer
                                           Principal Financial Officer