Form 10-Q
period 2002-06-30
CITIZENS FINANCIAL CORP/DE/
filed 2002-08-08
CIK 764156

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 JUNE 30, 2002
                              --------------------------------------------------

Commission file number 2-96144
                       -------

                                          CITIZENS FINANCIAL CORP.
              ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                            Delaware                          55-0666598
    ----------------------------------------------------------------------------
           (State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization)              Identification No.)


                 213 Third Street, Elkins, West Virginia           26241
    ----------------------------------------------------------------------------
           (Address of principal executive offices)              (Zip Code)


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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
                        Class                        June 30, 2002
                        -----                        -------------

              Common Stock ($2.00 par value)            647,873


                         This report contains 22 pages.

                                    FORM 10-Q
                            CITIZENS FINANCIAL CORP.
                           Quarter Ended June 30, 2002

                                      INDEX

                                                                 Page No.
                                                                 --------

Part I.   Financial Information

           Condensed Consolidated Balance Sheets
            June 30, 2002 and December 31, 2001 .....................   3

           Condensed Consolidated Statements of Income
            Three Months Ended
            June 30, 2002 and June 30, 2001
            and Six Months Ended
            June 30, 2002 and June 30, 2001 .........................   4

           Statements of Comprehensive Income
            Three Months Ended
            June 30, 2002 and June 30, 2001
            and Six Months Ended
            June 30, 2002 and June 30, 2001 .........................   5

           Condensed Consolidated Statements of
            Changes in Shareholders' Equity
            Six Months Ended
            June 30, 2002 and June 30, 2001 .........................   6

           Condensed Consolidated Statements of
            Cash Flows
            Six Months Ended
            June 30, 2002 and June 30, 2001 .........................   7

           Notes to Condensed Consolidated
            Financial Statements ....................................   8 - 11

           Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations ...........................................   12 - 20

Part II.  Other Information and Index to Exhibits ...................   21

          Signatures ................................................   22

                         PART I - FINANCIAL INFORMATION
                            CITIZENS FINANCIAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                   June 30,      December 31,
                                                     2002           2001
                                                 ------------   -------------
                                                  (Unaudited)          *
ASSETS
------
Cash and due from banks                             $ 17,687       $  4,735
Federal funds sold                                     2,100              0
Securities available for sale                         50,222         48,964
Loans, less allowance for loan losses of
 $1,306 and $1,397, respectively                     110,852        107,075
Premises and equipment                                 2,883          2,658
Accrued interest receivable                            1,202          1,208
Other assets                                           1,962          2,179
                                                    --------       --------
     Total Assets                                   $186,908       $166,819
                                                    ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
   Noninterest bearing                              $ 19,213       $ 17,207
   Interest bearing                                  135,384        114,545
                                                    --------       --------
     Total deposits                                  154,597        131,752
Short-term borrowings                                  8,911         13,922
Long-term borrowings                                   2,200            788
Other liabilities                                      1,508          1,335
                                                    --------       --------
     Total liabilities                               167,216        147,797
                                                    --------       --------

Commitments and contingencies

SHAREHOLDERS' EQUITY
--------------------

Common stock, $2.00 par value, authorized
  2,250,000 shares, issued 750,000 shares              1,500          1,500
Additional paid in capital                             2,100          2,100
Retained earnings                                     17,419         16,891
Accumulated other comprehensive income                   780            606
Treasury stock at cost 102,127 and 101,127
  shares, respectively                                (2,107)        (2,075)
                                                    --------       --------
     Total shareholders' equity                       19,692         19,022
                                                    --------       --------
     Total Liabilities and Shareholders' Equity     $186,908       $166,819
                                                    ========       ========

*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)

                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                        ------------------     -----------------
                                        2002          2001     2002         2001
                                            (Unaudited)           (Unaudited)
INTEREST INCOME
---------------

Interest and fees on loans             $  2,209   $  2,323     $  4,380 $  4,640
Interest and dividends on
 securities:
  Taxable                                   552        555        1,122    1,152
  Tax-exempt                                 80         62          155      127
Interest on federal funds sold               17          8           19       11
                                       --------   --------     -------- --------
  Total interest income                   2,858      2,948        5,676    5,930
                                       --------   --------     -------- --------

INTEREST EXPENSE
----------------

Interest on deposits                        931      1,065        1,871    2,140
Interest on short-term borrowings            65        104          138      222
Interest on long-term borrowings             16         11           23       23
                                       --------   --------     -------- --------
  Total interest expense                  1,012      1,180        2,032    2,385
                                       --------   --------     -------- --------
  Net interest income                     1,846      1,768        3,644    3,545
Provision for loan losses                    63         88          126      172
                                       --------   --------     -------- --------
  Net interest income after
    provision for loan losses             1,783      1,680        3,518    3,373
                                       --------   --------     -------- --------

NONINTEREST INCOME
------------------

Trust department income                      85         47          139       91
Brokerage fees                               19         49           20       96
Service fees                                152        137          290      268
Insurance commissions                        17         17           23       25
Security gains/(losses)                       0          0            0        1
Secondary market loan fees                   40          0           79        0
Other                                        14         23           53       78
                                       --------   --------     -------- --------
  Total noninterest income                  327        273          604      559
                                       --------   --------     -------- --------

NONINTEREST EXPENSE
-------------------

Salaries and employee benefits              754        677        1,474    1,367
Net occupancy expense                        66         65          132      127
Equipment rentals, depreciation
  and maintenance                           108         97          211      194
Data processing                             113         88          238      198
Director fees                                46         48           90       90
Postage                                      37         33           67       66
Legal and professional                       35         23           69       66
Stationery                                   34         31           68       62
Other                                       231        212          462      387
                                       --------   --------     -------- --------
  Total noninterest expense               1,424      1,274        2,811    2,557
                                       --------   --------     -------- --------

Income before income taxes                  686        679        1,311    1,375
Income tax expense                          251        202          459      467
                                       --------   --------     -------- --------
Net income                             $    435   $    477     $    852 $    908
                                       ========   ========     ======== ========

Basic and fully diluted earnings
  per common share                     $    .67   $    .73     $   1.31 $   1.40
                                       ========   ========     ======== ========

Weighted average shares outstanding     648,378    650,612      648,624  650,612
Dividends per common share             $    .25   $    .25     $    .50 $    .50
                                       ========   ========     ======== ========

The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.
                       STATEMENTS OF COMPREHENSIVE INCOME
                            (In thousands of dollars)


                                        Three Months Ended     Six Months Ended
                                              June 30              June 30
                                        ------------------     ----------------
                                        2002          2001     2002       2001
                                           (Unaudited)           (Unaudited)

Net income                             $ 435         $ 477    $   852   $   908
Other comprehensive income:
  Gross unrealized gains/(losses)
    arising during the period            622           159        340       859
  Adjustment for income tax
    (expense)/benefit                   (237)          (54)      (166)     (292)
                                       -----         -----    -------    ------
                                         385           105        174       567

Less:  Reclassification adjustment
  for (gains)/losses included in
  net income                               0             0          0        (1)
Adjustment for income tax
  expense/(benefit)                        0             0          0         0
                                       -----         -----    -------   -------
                                           0             0          0        (1)
Other comprehensive income,
    net of tax                           385           105        174       566
                                       -----         -----    -------   -------

Comprehensive income                   $ 820         $ 582    $ 1,026   $ 1,474
                                       =====         =====    =======   =======

The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (In thousands of dollars)

                     Six Months Ended June 30, 2002 and 2001
                -----------------------------------------------------
                                   (Unaudited)

                                                                             Accumulated                  Total
                                                    Additional                 Other                      Share-
                                     Common Stock    Paid In     Retained   Comprehensive     Treasury   holders'
                                     ------------
                                   Shares    Amount  Capital     Earnings      Income          Stock      Equity
-----------------------------------------------------------------------------------------------------------------
Balance, January 1, 2001            750,000   $1,500   $2,100     $15,831       $ (16)        $(2,025)    $17,390
Net income                                                            908                                     908
Net change in unrealized gain/
  (loss) on securities                                                            566                         566
Cash dividends declared
  ($.50 per share)                                                   (325)                                   (325)
                                    -----------------------------------------------------------------------------
Balance, June 30, 2001              750,000   $1,500   $2,100     $16,414       $ 550         $(2,025)    $18,539
                                    =============================================================================

Balance, January 1, 2002            750,000   $1,500   $2,100     $16,891       $ 606         $(2,075)    $19,022
Net income                                                            852                                     852
Net change in unrealized gain
  on securities                                                                   174                         174
Cash dividends declared
  ($.50 per share)                                                   (324)                                   (324)
Purchase of 1,000 shares
  of treasury stock                                                                               (32)        (32)
                                    -----------------------------------------------------------------------------
Balance, June 30, 2002              750,000   $1,500   $2,100     $17,419       $ 780         $(2,107)    $19,692
                                    =============================================================================

The accompanying notes are an integral part of these financial statements.

                            CITIZENS FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)

                                                            Six Months Ended
                                                                June 30,
                                                         ----------------------
                                                           2002           2001
                                                               (Unaudited)
Cash flows from operating activities:
  Net Income                                             $    852      $    908
  Adjustments to reconcile net income to
  cash provided by operating activities:
    Provision for loan losses                                 126           172
    Depreciation and amortization                             183           150
    Amortization and accretion on securities                   19           (21)
    (Gain)/loss on sale of securities                           0            (1)
    (Gain)/loss on sale of assets                              11            (4)
    (Increase)/decrease in accrued interest receivable          7            83
    (Increase)/decrease in other assets                       184           199
    Increase/(decrease) in other liabilities                    6          (244)
                                                         --------      --------
      Cash provided by operating activities                 1,388         1,242
                                                         --------      --------

Cash flows from investing activities:
  Proceeds from principal payments received
    on securities available for sale                          425           140
  Proceeds from maturities and calls of
    securities available for sale                           5,341         7,610
  Proceeds from sales of securities
    available for sale                                          0           506
  Purchases of securities available for sale               (6,703)       (7,274)
  Purchases of premises and equipment                        (398)         (496)
  Increase in loans                                        (3,948)       (3,682)
  Proceeds from sale of other real estate                      57            90
                                                         --------      --------
     Cash used by investing activities                     (5,226)       (3,106)
                                                         --------      --------

Cash flows from financing activities:

  Cash dividends paid                                        (324)         (325)
  Acquisition of treasury stock                               (32)            0
  Increase/(decrease) in short-term borrowing              (5,011)          (40)
  Increase/(decrease) in long-term borrowing                1,412        (1,683)
  Increase in time deposits                                 2,568         3,496
  Increase/(decrease) in other deposits                    20,277          (347)
                                                         --------      --------
Cash provided by financing activities                      18,890         1,101
                                                         --------      --------

Net increase/(decrease) in cash and cash equivalents       15,052          (763)

Cash and cash equivalents at beginning of period            4,735         4,540
                                                         --------      --------

Cash and cash equivalents at end of period               $ 19,787      $  3,777
                                                         ========      ========

Cash paid during the period for:

  Interest                                               $  2,093      $  2,388
  Income taxes                                           $    503      $    452

Other real estate and other assets
  acquired in settlement of loans                        $     45      $     30

The accompanying notes are an integral part of these financial statements.

                    CITIZENS FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accounting and reporting policies of Citizens Financial Corp. and Subsidiaries ("Citizens" or "the Company") conform to accounting principles generally accepted in the Unites States of America and to general policies within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

     The condensed consolidated financial statements contained herein include the accounts of Citizens Financial Corp. and its wholly-owned subsidiaries Citizens National Bank (the "Bank") and Citizens Financial Services, LLC. All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens' 2001 Annual Report to Shareholders and Form 10-K.

NOTE 2 - RECLASSIFICATIONS

     Certain accounts in the condensed consolidated financial statements for 2001, as previously presented, have been reclassified to conform with current year classifications.

NOTE 3 - SECURITIES

     The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2002 and December 31, 2001 are summarized as follows (in thousands):

                                                       June 30, 2002
                                   ---------------------------------------------------

                                                                             Carrying
                                                                               Value
                                                                            (Estimated
                                      Amortized   Unrealized     Unrealized    Fair
                                        Cost        Gains          Losses      Value)
--------------------------------------------------------------------------------------
Available for sale:
U.S. Government agencies
  and corporations ..................  $ 25,000     $   677        $    10    $25,667
Mortgage backed securities-
  U.S. Government agencies
  and corporations ..................     3,225          21              2      3,244
Corporate debt securities ...........    11,899         429              0     12,328
State and political subdivisions ....     8,215         150              6      8,359
Federal Reserve Bank stock ..........       108           0              0        108
Federal Home Loan Bank stock ........       516           0              0        516
                                       --------     -------        -------    -------
  Total securities available
    for sale ........................  $ 48,963     $ 1,277        $    18    $50,222
                                       ========     =======        =======    =======

                                                         December 31, 2001*
                                       ----------------------------------------------------

                                                                                 Carrying
                                                                                    Value
                                                                                (Estimated
                                         Amortized   Unrealized    Unrealized       Fair
                                           Cost         Gains        Losses         Value)
-------------------------------------------------------------------------------------------
Available for sale:
U.S. Government agencies
  and corporations .................   $    21,539   $      576    $     70    $    22,045
Mortgage-backed securities -
  U.S. Government
  agencies and corporations ........         3,659            9          53          3,615
Corporate debt securities ..........        14,897          480          21         15,356
Tax exempt state and political
  subdivisions .....................         7,219           76          79          7,216
Federal Reserve Bank stock .........           108            0           0            108
Federal Home Loan Bank stock .......           624            0           0            624
                                       -----------   ----------    --------    -----------
Total securities available for
  sale .............................   $    48,046   $    1,141    $    223    $    48,964
                                       ===========   ==========    ========    ===========

*From audited financial statements.

     The maturities, amortized cost and estimated fair values of the Bank's securities at June 30, 2002 are summarized as follows (in thousands):

                                             Available for sale
                                             ------------------
                                          Amortized      Estimated
                                             Cost        Fair Value
                                          ---------     ------------
Due within 1 year                          $ 9,760        $  9,934
Due after 1 but within 5 years              32,706          33,703
Due after 5 but within 10 years              5,873           5,961
Due after 10 years                               0               0
Equity securities                              624             624
                                           -------        --------
                                           $48,963        $ 50,222
                                           =======        ========

     Mortgage backed securities have remaining contractual maturities ranging from 3 to 14 years and are reflected in the maturity distribution schedule shown above based on their anticipated average life to maturity, which ranges from 1 to 4 years. The Company's equity securities are required to be held for membership in the Federal Reserve and Federal Home Loan Bank and are shown at cost since they may only be sold to the respective issuer of another member at par.

     The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the six month periods ended June 30, 2002 and 2001 are as follows (in thousands):

                                         Proceeds From               Gross Realized
                                -------------------------------   -------------------
                                         Calls and   Principal
                                 Sales   Maturities  Payments      Gains      Losses
                                -------------------------------   -------------------
June 30, 2002:
Securities available for sale    $    0  $    5,341  $     425     $   0      $    0
                                 ======  ==========  =========     =====      ======
June 30, 2001:
Securities available for sale    $  506  $    7,610  $     140     $   1      $    0
                                 ======  ==========  =========     =====      ======

     At June 30, 2002 and December 31, 2001 securities carried at $20,816,000 and $19,209,000 respectively, with estimated fair values of $21,427,000 and $19,761,000 respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

         At June 30, 2002, the company has a concentration within its corporate debt securities classification which included obligations of financial services industry companies having an approximate amortized cost of $3,737,000 and an estimated fair value of $3,902,000. There were no concentrations with any one issuer.

NOTE 4 - LOANS

         Total loans are summarized as follows (in thousands):

                                          June 30, 2002      December 31, 2001
                                        -----------------    -----------------
                                           (Unaudited)               *

Commercial, financial and agricultural       $ 18,952             $ 16,741
Real estate - construction                      2,154                3,753
Real estate - mortgage                         74,204               70,242
Installment loans to individuals               14,720               16,025
Other                                           2,254                1,815
                                             --------             ---------
  Total loans                                 112,284              108,576
Net deferred loan origination costs              (124)                (102)
Less unearned income                               (2)                  (2)
                                             --------             --------
  Total loans net of unearned income and
    net deferred loan origination costs       112,158              108,472
Less allowance for loan losses                  1,306                1,397
                                             --------             --------
  Loans, net                                 $110,852             $107,075
                                             ========             ========
*From audited financial statements.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

         Analyses of the allowance for loan losses are presented below (in thousands):

                                      Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                      ------------------       ----------------
                                      2002          2001       2002       2001

Balance at beginning of period       $1,413        $1,203      $1,397    $1,151
Loans charged off:
  Commercial and industrial             134             1         134         2
  Real estate - mortgage                 17             0          36         0
  Consumer and other                     24            28          54        67
                                     ------        ------      ------    ------
    Total                               175            29         224        69
                                     ------        ------      ------    ------

Recoveries:
  Commercial and industrial               3             0           3         3
  Real estate - mortgage                  0             0           0         0
  Consumer and other                      2             4           4         9
                                     ------        ------      ------    ------
    Total                                 5             4           7        12
                                     ------        ------      ------    ------

Net losses                              170            25         217        57

Provision for loan losses                63            88         126       172
                                     ------        ------      ------    ------
Balance at end of period             $1,306        $1,266      $1,306    $1,266
                                     ======        ======      ======    ======


NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

Financial instruments whose contract      June 30, 2002      December 31, 2001
amounts represent credit risk              (unaudited)                 *
       (in thousands)
------------------------------------      -------------      -----------------
Commitments to extend credit                  $23,638              $20,977
Standby letters of credit                         651                  427
                                              -------              -------
  Total                                       $24,289              $21,404
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

*From audited financial statements.

NOTE 8 - EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of shares outstanding during the period. For the six month periods ended June 30, 2002 and 2001 the weighted average number of shares were 648,624 and 650,612, respectively. The weighted average number of shares outstanding during the three month periods then ended were 648,378 and 650,612, respectively.

NOTE 9 - NEW ACCOUNTING STANDARDS

         In 2001, the FASB issued Statement of Financial Accounting Standards Number 142-Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires the Company to periodically recalculate the value of goodwill previously acquired and recognize any decline in value immediately as a charge to income. An exception to this accounting treatment is provided for in SFAS 142 when the fair value of liabilities assumed are greater than the fair value of assets acquired. In this situation, the Company must follow the original guidance in Statement of Financial Accounting Standards Number 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions (SFAS 72). Under the guidance provided by SFAS 72, the Company will continue to amortize the goodwill over the original term, unless subsequent recalculations determine a shorter period is warranted or an impairment has occurred.

         The Company has completed the first step of its impairment testing as required. The Company has concluded that as of January 1, 2002, there was no impairment of goodwill and that SFAS 142 has not had a material impact on the Company's financial condition or results of operations. Further impairment testing will be performed on an annual basis as required.

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

RESULTS OF OPERATIONS

EARNINGS SUMMARY

         Net income for the second quarter of 2002 of $435,000 was $42,000 less than in the second quarter of 2001 while on a year-to-date basis net income of $852,000 was $56,000 less than in the first half of 2001. These decreases primarily reflect higher levels of noninterest expense. For the year-to-date period return on average assets was 1.02% in 2002 and 1.19% in 2001. Additional details concerning the Company's results of operations are discussed in the following sections of this report.

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

         For the second quarter of 2002 net interest income totaled $1,846,000 compared to $1,768,000 in the same period of 2001. In both periods a decrease in interest income was more than offset by lower interest expense. A similar pattern is observed in the year-to-date numbers as net interest income in 2002 of $3,644,000 exceeded the 2001 year-to-date total of $3,545,000 with a drop in interest income being overcome by lower interest expense. Expressed on a tax-equivalent basis, net interest income for the year-to-date periods was $3,751,000 in 2002 and $3,628,000 in 2001, an increase of $123,000 or 3.4%.

         Falling interest rates have certainly impacted both interest income and interest expense. For the six month period ended June 30, 2002, the tax-equivalent yield on earning assets of 7.31% is 100 basis points below the

June 30, 2001 level due to decreases in the general interest rate environment and lower yields on commercial and real estate loans, and investment securities, specifically. On an annualized basis, these lower yields are estimated to have resulted in a $1.4 million reduction in interest income. However, these same low rate conditions have allowed the Company to reduce its interest expense. The cost of interest bearing liabilities for the first half of 2002 of 3.13% is 97 basis points lower than for the same period of 2001. The annualized impact of these lower costs on interest expense approximates $1.2 million. Thus, the net annualized effect of the lower interest rates is estimated to have resulted in a $200,000 decrease in net interest income.

         Growth in earning assets and interest bearing liabilities have also impacted net interest income, however. The opening of a new branch facility in 2002, as well as efforts to increase market share in several locations, have enabled the Bank to increase its average interest bearing liabilities from $117.4 million in the first half of 2001 to $130.9 million in the first half of this year. This increase in funding has permitted a similar rise in the earning asset base. The addition of these funds is estimated to have caused annualized interest expense to increase by $492,000. But, with the larger earning asset base estimated to add approximately $947,000 to annual interest income, the net impact of the Company's growth is estimated to have improved net interest income by $455,000.

         With the positive net effect of growth exceeding the negative net effect of lower rates, tax-equivalent net interest income has, in fact, risen. However, when expressed as a percentage of average earning assets, the resultant net interest margin has fallen from 5.01% in the first half of 2001 to 4.74% in the first half of 2002. Despite this drop, the Company's net interest margin remains well in excess of peer average data. With many economists calling for interest rates to fall over the near term, some further reduction in the margin is possible as assets reprice at lower rates more quickly than liabilities. However, management does not anticipate a material decline. Additional information concerning interest rate sensitivity is presented later in this report.

PROVISION FOR LOAN LOSSES

         The provision for loan losses represents management's estimate of the amount to be charged against current earnings in order to maintain the allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated based on quarterly evaluations of the loan portfolio. Provisions for the first half and second quarter of 2002 were $126,000 and $63,000, respectively. This is a decrease from $172,000 and $88,000, respectively, in 2001 reflecting lower levels of past due and nonaccrual loans. These and other factors which are considered in establishing the provision for loan losses, and in analyzing the allowance for loan losses, are discussed later in this report.

NONINTEREST INCOME

         The Bank realizes that with pressure on net interest margins and increased competition for loan and deposit dollars, noninterest income is becoming a more important component of income. With noninterest income levels historically below peer levels, the Bank has worked for several years to improve its performance in this area to equal the peer average. In 2001 the Bank made great improvements. In 2002, continued improvement has brought the Bank very close to realizing this goal.

         For the second quarter of 2002 noninterest income totaled $327,000, an improvement of $54,000, or 19.8%, over the second quarter of 2001. Trust revenues increased by more than 80% due to the settlement of several estates while the addition of several ATMs helped increase service fees. The Bank's secondary market mortgage program, which was started in the fourth quarter of 2001, also produced $40,000 of revenue during the quarter. In this program, the Bank processes loan applications for a fee while loan approval decisions, underwriting, and loan funding are done by unrelated mortgage brokers. Brokerage income, however, trails last year as sales activity has fallen in light of developments in the financial markets and declining investor confidence.

         For the year-to-date period noninterest income of $604,000 is up 8.1% from $559,000. Similar to the quarterly situation, trust revenues have increased $48,000, ATM fees have risen by $22,000 and fees from the mortgage program are up $79,000 while brokerage revenue has fallen $76,000. With the exception of the mortgage and brokerage programs, noninterest income has generally been consistent with management's expectations and no significant changes are expected for the remainder of the year.

NONINTEREST EXPENSE

         Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Noninterest expenses for the quarterly and year-to-date periods have increased by $150,000 and $254,000, respectively. In part this reflects the opening of a new facility in 2002 located in Marlinton, West Virginia. Noninterest expense associated with that facility totaled $109,000 through the report date.

         The largest increase during the second quarter was personnel expense which rose $77,000. This is primarily a result of an increase in officer salaries which are adjusted annually each April. Equipment costs rose due to higher depreciation while an increase in other noninterest expense largely reflects a $17,000 increase in charitable contributions made during the quarter. Because the Bank's core data processing costs are based on the number of accounts, branch and customer base growth contributed to higher data processing costs, as did the expansion of the Bank's ATM network. The remaining categories of noninterest expense did not change significantly from the second quarter of 2001.

         The year-to-date period shows many of the same changes as the quarterly data. Personnel costs increased $107,000 due to the addition of branch staff, personnel related to the mortgage and brokerage operations, and the adjustment to officer salaries noted above. Equipment and data processing costs increased for the reasons cited previously while other noninterest expense increased by $75,000, or 19.4%. This increase reflects not only the higher contributions noted above, but also increases in public relations expense, telephone costs, correspondent bank fees and recurring FDIC and OCC fees. Many of these increases are a result of the Bank's branching activity. Taken together, their increase totals $51,000. In addition, expenses related to the sale and upkeep of foreclosed properties were up $17,000.

         In June 2002, the Bank purchased real estate adjacent to its main facility at a cost of $126,000. Current plans call for the demolition of the building now on that site and the construction of a new facility to be used as additional office space. Such activity, however, is not likely to occur until late 2002 or 2003. Because this project is in it's early planning phase, the total cost and resulting impact on earnings cannot be accurately estimated at this time. However, no significant changes in noninterest expense are anticipated during the remainder of 2002.

INCOME TAXES

         The Company's provisions for state and federal income taxes during the second quarters of 2002 and 2001 were $251,000 and $202,000, respectively. For the year-to-date period income tax expense was $459,000 in 2002 and $467,000 in 2001 representing effective tax rates of 35.0% and 34.0%, respectively. The Company was not subject to the federal alternative minimum tax during any of the periods covered by this report and does not expect to become subject to it in the foreseeable future.

FINANCIAL CONDITION

SUMMARY

         On Friday, June 28, 2002, the last business day of the second quarter, the Bank received a wire transfer on behalf of a customer totaling $11,962,000. This unusual transaction had the effect of increasing total assets and interest bearing deposits at the report date. Further, since the funds were received too late in the day for the Bank to invest them in an earning asset, they are recorded as noninterest earning cash at the balance sheet date. The funds were invested as federal funds sold on Monday, July 1, 2002 and remained so invested until they were withdrawn from the Bank two weeks later. Such a transaction is extremely rare and no further transactions of this type are expected.

         Absent this transaction, total assets at June 30, 2002 were $174,946,000, an increase of $8,127,000, or 4.9%, since year-end while deposits of $142,635,000 were up $10,883,000 or 8.3% during the same time period. Average assets and deposits during the period were $169,044,000 and $137,037,000, respectively. A further discussion of the Bank's major balance sheet categories, as well as liquidity, interest rate sensitivity, and the impact of inflation, follow.

LOAN PORTFOLIO

         Gross loans at June 30, 2002 were $112,284,000, up $3,708,000, or 3.4%, from year-end. The Company's mortgage loan portfolio, which is its largest, has increased $3,962,000 during the period while commercial loans are up $2,211,000. Demand for these types of loans remains steady. Some commercial borrowers, however, are seeking to refinance their loans to take advantage of the current low interest rate environment. While this activity, together with the Bank's entry into the Marlinton, WV market, helped boost commercial lending early in the year, the Bank has also lost several commercial loans due to interest rate competition and overall loan growth during second quarter was minimal. Consumer lending continues to be quite slow as a result of the financing programs being offered by auto manufacturers, and the Bank's tightening of auto lending standards. Total consumer loans at June 30, 2002 of $14,720,000 are down 8.1% since year-end.

         Due to the level of economic uncertainty within our economy, the Bank expects loans to continue to grow at a modest pace during the remainder of the year. Additional information concerning the Company's loan portfolio is presented in Note 4.

ALLOWANCE FOR LOAN LOSSES

         Citizens maintains an allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated based on quarterly evaluations of its loan portfolio. This evaluation considers the potential loss in specifically identified loans and homogeneous pools of loans as well as other factors such as delinquency levels, historical loss experience, current and anticipated economic conditions, concentrations of credit, changes in lending policies or staff, and others. Loans specifically analyzed include larger-balance loans and those included on the Bank's watch list as a result of possible weaknesses regarding collectibility, performance or collateral as identified by the Bank's internal loan review function. In addition, the allowance also contains an amount not allocated to the specific loans, or pools of loans, for inherent losses which may exist as of the evaluation date but are not otherwise identified due to imprecisions in the objective process used to estimate losses. The assumptions and methods used to evaluate the allowance for loan losses have been consistently applied for all periods covered by this report.

         At June 30, 2002, Citizen's allowance for loan losses totaled $1,306,000, or 1.16% of total loans which is considered adequate to cover losses inherent in the loan portfolio based on management's quarterly review as described above. Net charge offs for the first half of 2002 totaled $217,000 with the majority, $134,000, relating to one commercial loan. This loan was specifically analyzed and the loss was identified in management's loan review process. Loan quality is judged to be good with past due and nonaccrual loans, which are illustrated in the following table, below peer averages and recent levels within the Bank.

               Summary of Past Due Loans and Nonperforming Assets
                                 (in thousands)

                                      June 30                  December 31
                                -------------------            -----------
                                2002           2001                2001
                                    (Unaudited)                     *
Loans past due 90 or more days
  still accruing interest       $ 21           $159                $337
                                ====           ====                ====

Nonperforming assets:
  Nonaccruing loans             $ 15           $122                $ 30
  Other real estate owned        509            498                 683
                                ----           ----                ----
                                $524           $620                $713
                                ====           ====                ====

* From the Company's Form 10-K filing dated December 31, 2001

         The balance in other real estate owned includes $399,000 of covered transactions all of which are current in terms of their performance. At June 30, 2002, management is not aware of any trends or uncertainties involving the loan portfolio which are likely to materially impair credit quality, capital, or earnings.

SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD

         The Bank's securities portfolio uses funds not needed to satisfy loan demand to improve earnings while at the same time providing liquidity and balancing interest sensitivity concerns. All securities are classified as available for sale.

         Unlike the first quarter of the year, when available funds were used to satisfy loan demand and the security portfolio decreased, total securities increased to $50,222,000 during the second quarter. This is $1,258,000 more than at December 31, 2001.

         The tax equivalent yield on the security portfolio of 5.76% at June 30, 2002, is down slightly from 5.91% at year-end while the average life remains short at 2.44 years.

         Despite this drop in yield, the Company plans to continue its approach of utilizing fixed rate debt instruments to construct a laddered portfolio over a time horizon approximating five years in order to minimize interest rate risk and provide a steady source of liquidity. U.S. Agency securities, which have been the largest component of the portfolio, may take on increasing importance as the use of investment grade corporate securities is expected to decline as a result of the current conditions surrounding some large corporate enterprises and the perceived potential for risk they may entail. The Bank also expects to continue to purchase bank qualified municipal securities and government agency mortgage backed securities in accordance with its policy. Please refer to Note 3 for additional information about the Company's investment security portfolio.

         The Bank generally tries to minimize its involvement in the overnight federal funds sold market preferring to fully utilize available funds for higher yielding loan and security alternatives while relying on maturing securities, loan repayments and deposit growth for liquidity. Nonetheless, at any given time the execution of specific investing or funding strategies, or normal fluctuations in deposit and loan balances, may require the bank to sell, or buy, funds on an overnight basis. As of the report date the Bank had $2,100,000 in federal funds sold and no overnight borrowings. For the six months ended June 30, 2002, federal funds sold averaged $2,302,000 while federal funds purchased averaged $308,000.

DEPOSITS AND OTHER FUNDING SOURCES

         Excluding the unusual transaction of June 28, 2002 described earlier, total deposits of $142,635,000 were up $10,883,000, or 8.3%, since year-end. This growth has occurred consistently throughout the first half of the year but has been centered primarily in the Bank's main office and Marlinton facility each of which have recorded deposit growth in excess of $4 million. Over the past year deposits have grown by nearly $18 million, or 14.4%, despite falling interest rates as the equity markets have declined and the Bank has exploited new market areas.

         Noninterest bearing deposits have increased slightly more than $2 million, or 11.66%, during the first half of the year while interest bearing deposits grew by $8,877,000, or 7.75% excluding the unusual item. Among the interest bearing items, interest bearing checking accounts offer a highly liquid alternative to equity investments and have risen $5.1 million or

21.2%, over the last six months. Time deposits, which provide an insured alternative to noninsured investments, rose by $2.6 million, or 4.7%. The Bank has made a concerted effort to attract longer-term time deposits in 2002, including IRA accounts. While customers have been hesitant to invest in five year certificates of deposit, two and three year certificates have increased by $2.9 million while IRA accounts increased $600,000. The promotion of two and three-year certificates of deposit not only allows the Bank to attract low cost funds, it also gives customers good choices for the investment of maturing 13 and 25 month certificates issued in earlier promotions.

         The Bank's short-term borrowings include overnight funds purchased, if any, and repurchase agreements. At June 30, 2002, repurchase agreements totaled $8,911,000, down from $11,091,000 at December 31, 2001. Long-term borrowings, however, increased to $2,200,000 as the Bank acquired $2,000,000 in fixed rate debt from the Federal Home Loan Bank of Pittsburgh in order to fund a commercial loan. While no future borrowings are anticipated, the Bank will consider the benefits of doing so when appropriate lending opportunities exist.

CAPITAL RESOURCES

         The Company's capital remains very strong at $19,692,000, or 10.54% of total assets, 11.26% excluding the transaction of June 28, 2002. As shown in the Statement of Changes in Shareholders' Equity, capital was increased by earnings of $852,000 and reduced by the payment of $324,000, or $.50 per share, in dividends and the purchase of 1,000 shares of treasury stock for $32,000. All purchases of treasury stock are made on the open market pursuant to Company policy when determined by the Board of Directors to be beneficial to the institution and the impact of doing so does not impair capital or liquidity.

         The Company's capital also continues to exceed all regulatory requirements as shown in the following table. Further, management knows of no trends or uncertainties which may materially impair or alter its capital position.

                                                                      Minimum Capital Standard Ratios
-------------------------------------------------------------------------------------------------------------------
                                                          Citizens                                      Regulatory
                                                       Financial Corp.                                 Requirements
-------------------------------------------------------------------------------------------------------------------
Total capital to risk weighted assets                      16.27%                                         8.00%
Tier I capital to risk weighted assets                     15.21%                                         4.00%
Tier I capital to adjusted total assets                    10.89%                                         4.00%

LIQUIDITY AND INTEREST RATE SENSITIVITY

         The objective of the Company's liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of customers, the credit needs of borrowers, and to provide for other operational needs. Liquidity is provided by various internal sources including unpledged investment securities, federal funds sold, loan repayments and the ability to maintain a stable or growing deposit base. In addition, external sources of liquidity are also available from correspondent banks. Unused lines of credit with these banks approximate

$61,000,000.

         Tests utilizing expected loan, deposit, and investment security levels are regularly performed to project liquidity needs. These tests indicate the Bank has sufficient liquidity to satisfy anticipated needs over the next twelve months and, as noted earlier, there are no plans to acquire additional debt. Further, the Company has not, and does not expect to, raise funds through brokered deposits, wholesale certificates of deposit, internet services, or other nontraditional sources.

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

         At June 30, 2002, the Company's gap analysis indicates that it is negatively gapped. In this situation, the amount of interest bearing liabilities that could reprice over the next year exceeds the amount of interest earning assets that could also reprice. Typically, this is beneficial when interest rates are expected to fall. Currently, many economists are calling for interest rates to fall slightly over the near term. If this does occur, the gap analysis indicates the Bank could see improved levels of net interest income. The change in net interest income is tested each quarter under the assumption rates change by 100, 200, and 300 basis points. All of these tests indicate the risk to net interest income presented by changing interest rates is within the Company's allowable limits of a 5% increase or decrease in net interest income for each 100 basis point change in rates.

         While gap analysis and interest rate shock testing help set and monitor interest rate risk limits, simulation modeling is more dynamic and can often more closely follow actual conditions. Based on the economic forecasts for a decrease in interest rates, the Bank's simulations indicate net interest income may fall as interest sensitive assets, such as loans tied to the prime rate or some other index, could reprice more quickly than interest sensitive liabilities such as savings accounts, money market accounts, and interest bearing checking accounts. However, should management reduce the rates it pays on these liabilities, net interest income could rise with lower rates.

IMPACT OF INFLATION

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings :

         As of June 30, 2002 Citizens Financial Corp. was not involved in any material legal proceedings. The Bank is currently involved in various legal proceedings which occur in the normal course of business. After consultation with legal counsel, management believes that all such litigation will be resolved without materially effecting the financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against the Company or the Bank.

Item 2.  Changes in Securities:    None.

Item 3.  Defaults upon Senior Securities:    None.

Item 4.  Submission of Matters to a Vote of Security Holders:

         The annual meeting of shareholders of Citizens Financial Corp. was held on April 20, 2002. The shareholders determined that the maximum number of directors would be fixed at nine and that directors Armentrout, Fair, Harris, and Williams will serve three year terms ending in April, 2005. Each of these directors were unopposed.

         In addition to the foregoing nominees, the following five (5) persons presently are serving as members of the Board of Directors, for terms to expire in the year indicated for each member: Robert N. Alday (2003); William J. Brown (2004); Edward L. Campbell (2004); Cyrus K. Kump (2003); and Robert J. Schoonover (2004).

Item 5.  Other Information:     None.

Item 6.  Exhibits and Reports on Form 8-K:

         (a) Exhibits: None

         (b) Reports on Form 8-K: None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CITIZENS FINANCIAL CORP.



 Date:       8/6/02                         /s/ Robert J. Schoonover
      ---------------------                 -------------------------------
                                            Robert J. Schoonover
                                            President
                                            Chief Executive Officer



 Date:       8/6/02                         /s/ Thomas K. Derbyshire
      ---------------------                 -------------------------------
                                            Thomas K. Derbyshire
                                            Vice President, Treasurer and
                                            Principal Accounting Officer