Form 10-Q
period 2002-09-30
CITIZENS FINANCIAL CORP/DE/
filed 2002-11-12
CIK 764156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission file number 2-96144

CITIZENS FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	55-0666598
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

213 Third Street, Elkins, West Virginia	26241
(Address of principal executive offices)	(Zip Code)

(304) 636-4095
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year,
if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2002
Common Stock ($2.00 par value)	646,523

This report contains 26 pages.

FORM 10-Q

CITIZENS FINANCIAL CORP.

Quarter Ended September 30, 2001

INDEX

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets September 30, 2002 and December 31, 2001		3

	Condensed Consolidated Statements of Income Three Months Ended September 30, 2002 and September 30, 2001 and Nine Months Ended September 30, 2002 and September 30, 2001		4

	Statements of Comprehensive Income Three Months Ended September 30, 2002 and September 30, 2001 and Nine Months Ended September 30, 2002 and September 30, 2001		5

	Condensed Consolidated Statements of Changes in Shareholders’ Equity Nine Months Ended September 30, 2002 and September 30, 2001		6

	Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2002 and September 30, 2001		7

	Notes to Condensed Consolidated Financial Statements		8 -11

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 -18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.	Control and Procedures	20

Part II.	Other information and Index to Exhibits

	Items 1 through 6		21

	Signatures		22

	Certification by Executive Officers Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		23 -24

PART I Item I—FINANCIAL INFORMATION

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	September 30, 2002	December 31, 2001
	(Unaudited)	*
ASSETS
Cash and due from banks	$6,784	$4,735
Federal funds sold	1,700	—
Securities available for sale	55,487	48,964
Loans, less allowance for loan losses of $1,336 and $1,397, respectively	114,253	107,075
Premises and equipment	2,835	2,658
Accrued interest receivable	1,159	1,208
Other assets	4,046	2,179

Total Assets	$186,264	$166,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$22,366	$17,207
Interest bearing	127,915	114,545

Total Deposits	150,281	131,752
Short-term borrowings	11,761	13,922
Long-term borrowings	2,040	788
Other liabilities	1,793	1,335

Total liabilities	165,875	147,797

Commitments and contingencies

SHAREHOLDERS’ EQUITY

Common Stock, $2.00 par value, authorized 2,250,000 shares issued 750,000 shares	1,500	1,500
Additional paid in capital	2,100	2,100
Retained earnings	17,738	16,891
Accumulated other comprehensive income	1,202	606
Treasury stock at cost, 103,477 and 101,127 shares, respectively	(2,151)	(2,075)

Total shareholders’ equity	20,389	19,022

Total Liabilities and Shareholders’ Equity	$186,264	$166,819

*	From audited financial statements.

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
INTEREST INCOME
Interest and fees on loans	$2,241	$2,345	$6,621	$6,985
Interest and dividends on securities:
Taxable	563	550	1,685	1,702
Tax-exempt	83	53	238	180
Interest on federal funds sold	24	21	43	32

Total interest income	2,911	2,969	8,587	8,899

INTEREST EXPENSE
Interest on deposits	928	1,057	2,799	3,197
Interest on short-term borrowings	69	97	207	319
Interest on long-term borrowings	22	11	45	34

Total interest expense	1,019	1,165	3,051	3,550

Net interest income	1,892	1,804	5,536	5,349
Provision for loan losses	72	76	198	248

Net interest income after provision for loan losses	1,820	1,728	5,338	5,101

NONINTEREST INCOME
Trust department income	54	39	193	130
Brokerage fees	27	12	47	108
Service fees	160	139	450	407
Insurance commissions	10	13	33	38
Securities gains/(losses), net	0	0	0	1
Secondary market loan fees	81	3	160	3
Other	24	19	77	97

Total noninterest income	356	225	960	784

NONINTEREST EXPENSE
Salaries and employee benefits	764	678	2,238	2,045
Net occupancy expense	72	58	204	185
Equipment rentals, depreciation and maintenance	111	113	322	307
Data processing	107	105	345	303
Director fees	47	43	137	133
Postage	42	29	109	95
Professional service fees	34	33	103	99
Stationery	34	35	102	97
Other	242	203	704	590

Total noninterest expense	1,453	1,297	4,264	3,854

Income before income taxes	723	656	2,034	2,031
Income tax expense	242	235	701	702

Net income	$481	$421	$1,333	$1,329

Basic and fully diluted earnings per common share	$.74	$.64	$2.06	$2.04

Weighted average shares outstanding	647,139	650,051	648,125	650,423
Dividends per common share	$.25	$.25	$.75	$.75

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of dollars)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Net income	$481	$421	$1,333	$1,329
Other comprehensive income:
Gross unrealized gains/(losses) arising during period	680	550	1,020	1,409
Adjustment for income tax benefit/(expense)	(258)	(187)	(424)	(479)
Less: Reclassification adjustment for (gains)/losses included in net income	0	0	0	(1)
Adjustment for income tax expense/(benefit)	0	0	0	0

Other comprehensive income net of tax	422	363	596	929

Comprehensive income	$903	$784	$1,929	$2,258

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands of dollars)

	Nine Months Ended September 30, 2002 and 2001
	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(Unaudited)
Balance, January 1, 2001	750,000	$1,500	$2,100	$15,831	$(16)	$(2,025)	$17,390
Net income				1,329			1,329
Net change in unrealized gain/loss on securities					929		929
Purchase of 1,225 shares of treasury stock						(34)	(34)
Cash dividends declared ($.75 per share)				(488)			(488)

Balance September 30, 2001	750,000	$1,500	$2,100	$16,672	$913	$(2,059)	$19,126

Balance, January 1, 2002	750,000	$1,500	$2,100	$16,891	$606	$(2,075)	$19,022
Net income				1,333			1,333
Net change in unrealized gain/loss on securities					596		596
Purchase of 2,350 shares of treasury stock						(76)	(76)
Cash dividends declared ($.75 per share)				(486)			(486)

Balance September 30, 2002	750,000	$1,500	$2,100	$17,738	$1,202	$(2,151)	$20,389

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Nine Months Ended September 30,
	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net Income	$1,333	$1,329
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	198	248
Depreciation and amortization	278	228
Amortization and accretion on securities	33	(9)
(Gain)/loss on sales and calls of securities	0	(1)
(Gain)/loss on sales of assets	0	(4)
(Gain)/loss on sale of OREO	15	0
(Increase)/decrease in accrued interest receivable	49	8
(Increase)/decrease in other assets	70	212
Increase/(decrease) in other liabilities	33	(310)

Cash provided by operating activities	2,009	1,701

Cash flows from investing activities:
Proceeds from principal payments received on securities available for sale	687	248
Proceeds from maturities and calls of securities available for sale	7,421	10,530
Purchases of securities available for sale	(13,643)	(10,283)
Proceeds from sale of securities available for sale	0	506
Purchases of premises and equipment	(439)	(556)
Purchase of bank owned life insurance	(2,000)	0
Proceeds from sale of other real estate	78	90
(Increase)/decrease in loans	(7,422)	(7,983)

Cash used by investing activities	(15,318)	(7,448)

Cash flows from financing activities:
Cash dividends paid	(486)	(488)
Acquisition of treasury stock	(76)	(34)
Increase/(decrease) in short-term borrowing	(2,160)	(790)
Increase/(decrease) in long-term borrowing	1,252	(60)
Increase/(decrease) in time deposits	4,454	5,240
Increase/(decrease) in other deposits	14,074	3,226

Cash provided by financing activities	17,058	7,094

Net increase in cash and cash equivalents	3,749	1,347
Cash and cash equivalents at beginning of period	4,735	4,540

Cash and cash equivalents at end of period	$8,484	$5,887

Supplemental disclosure of cash flow information:
Cash payments for:
Interest on deposits and other borrowings	$3,068	$3,536
Income taxes	699	692
Supplemental schedule of noncash investing and financing activities:
Other real estate and other assets acquired in settlement of loans	$45	$179

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accounting and reporting policies of Citizens Financial Corp. and Subsidiaries (“Citizens” or “the Company”) conform to accounting principles generally accepted in the United States of America and to general policies within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

The condensed consolidated financial statements contained herein include the accounts of Citizens Financial Corp. and its wholly-owned subsidiaries Citizens National Bank (the “Bank”) and Citizens Financial Services, LLC. All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens’ 2001 Annual Report to Shareholders and Form 10-K.

NOTE 2—RECLASSIFICATIONS

Certain amounts in the condensed consolidated financial statements for 2001, as previously presented, have been reclassified to conform to current year classifications.

NOTE 3—SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 2002 and December 31, 2001 are summarized as follows (in thousands):

	September 30, 2002
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
Available for sale:
U.S. Government agencies and corporations	$27,564	$1,139	$0	$28,703
Mortgage backed securities—U.S. Government agencies and corporations	6,031	64	12	6,083
Corporate debt securities	11,406	432	0	11,838
State and political subdivisions	7,923	316	0	8,239
Federal Reserve Bank stock	108	0	0	108
Federal Home Loan Bank stock	516	0	0	516

Total securities available for sale	$53,548	$1,951	$12	$55,487

	December 31, 2001*
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
Available for sale:
U.S. Government agencies and corporations	$21,539	$576	$70	$22,045
Mortgage-backed securities—U.S. Government agencies and corporations	3,659	9	53	3,615
Corporate debt securities	14,897	480	21	15,356
Tax exempt state and political subdivisions	7,219	76	79	7,216
Federal Reserve Bank stock	108	0	0	108
Federal Home Loan Bank stock	624	0	0	624

Total securities available for sale	$48,046	$1,141	$223	$48,964

*	From audited financial statements.

The maturities, amortized cost and estimated fair values of the Bank’s securities at September 30, 2002 are summarized as follows (in thousands):

	Available for sale
	Amortized Cost	Estimated Fair Value
Due within 1 year	$8,973	$9,169
Due after 1 but within 5 years	31,478	32,924
Due after 5 but within 10 years	10,896	11,150
Due after 10 years	1,577	1,620
Equity securities	624	624

	$53,548	$55,487

Mortgage backed securities are reflected in the above table based on their contractual maturities which range from 3 to 19 years. Due to prepayments of the underlying mortgages, however, the expected average lives to maturity of these securities ranges from 1.08 to 6.75 years. The Company’s equity securities are required to be held for membership in the Federal Reserve and Federal Home Loan Bank and are shown at cost since they may only be sold to the respective issuer or another member at par.

The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the nine month periods ended September 30, 2002 and 2001 are as follows (in thousands):

	Proceeds From			Gross Realized
	Sales	Calls and Maturities	Principal Payments	Gains	Losses
September 30, 2002:
Securities available for sale	$0	$7,421	$687	$0	$0

September 30, 2001:
Securities available for sale	$506	$10,530	$248	$1	$0

At September 30, 2002 and December 31, 2001 securities with an amortized cost of $18,814,000 and $19,209,000, respectively, and estimated fair values of $19,664,000 and $19,761,000 respectively, were pledged to secure public deposits, and for other purposes required or permitted by law.

At September 30, 2002, the company has a concentration within its corporate debt securities classification which includes obligations of financial services industry companies having an approximate amortized cost of $3,738,000 and an estimated fair value of $3,909,000. There were no concentrations with any one issuer.

NOTE 4—LOANS

Total loans are summarized as follows (in thousands):

	September 30, 2002	December 31, 2001
	(Unaudited)	*
Commercial, financial and agricultural	$20,809	$16,741
Real estate—construction	2,943	3,753
Real estate—mortgage	76,218	70,242
Installment loans to individuals	14,102	16,025
Other	1,624	1,815

Total loans	115,696	108,576
Net deferred loan origination (fees) costs	(105)	(102)
Less unearned income	(2)	(2)

Total loans net of unearned income and net deferred loan origination (fees) costs	115,589	108,472
Less allowance for loan losses	1,336	1,397

Loans, net	$114,253	$107,075

NOTE 5—ALLOWANCE FOR LOAN LOSSES

Analyses of the allowance for loan losses are presented below (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Balance at beginning of period	$1,306	$1,266	$1,397	$1,151
Loans charged off:
Commercial and industrial	0	25	134	27
Real estate—mortgage	11	12	47	12
Consumer and other	35	23	89	90

Total charge-offs	46	60	270	129

Recoveries:
Commercial and industrial	0	0	3	3
Real estate—mortgage	1	0	1	0
Consumer and other	3	5	7	14

Total recoveries	4	5	11	17

Net losses	42	55	259	112
Provision for loan losses	72	76	198	248

Balance at end of period	$1,336	$1,287	$1,336	$1,287

*	From audited financial statements.

NOTE 6—COMMITMENTS AND CONTINGENCIES

The Company is not aware of any commitments or contingencies which may reasonably be expected to have a material impact on operating results, liquidity or capital resources. Known commitments and contingencies include the maintenance of reserve balances with the Federal Reserve, various legal actions arising in the normal course of business and commitments to extend credit.

NOTE 7—FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

Financial instruments whose contract amounts represent credit risk	September 30, 2002 (unaudited)	December 31, 2001 *
	(in thousands)
Commitments to extend credit	$22,970	$20,977
Standby letters of credit	518	427

Total	$23,488	$21,404

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

NOTE 8—EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares outstanding during the period. For the nine month periods ended September 30, 2002 and 2001 the weighted average number of shares outstanding were 648,125 and 650,423, respectively, while 647,139 shares were outstanding during the three month period ended September 30, 2002 and 650,051 were outstanding for the three months ended September 30, 2001.

NOTE 9—NEW ACCOUNTING STANDARDS

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

The Company has completed the first step of its impairment testing as required. The Company has concluded that as of January 1, 2002, there was no impairment of goodwill and that SFAS 142 has not had a material impact on the Company’s financial condition or results of operations. Further impairment testing will be performed on an annual basis as required.

*	From audited financial statements.

Part I Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the significant changes in financial condition and the results of operations of Citizens Financial Corp. and Subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the Company’s 2001 Annual Report to Shareholders and Form 10-K. Since the primary business activities of Citizens Financial Corp. are conducted through the Bank, this discussion focuses primarily on the financial condition and operations of the Bank. This discussion may contain forward looking statements based upon management’s current expectations. Such forward looking information may involve uncertainties including those associated with the interest rate and general economic environments, regulations, competitive changes, and other risks. The Company does not undertake to update any such forward looking statements that may be made. When provided, forward looking information is intended to assist readers in understanding anticipated future operations and are included pursuant to applicable safe harbor provisions of the Private Securities Litigation Reform Act of 1995; actual results may differ. Amounts and percentages used in this discussion have been rounded.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

The Company’s net income for the third quarter of 2002 was $481,000 compared with $421,000 during the third quarter of 2001. On a year-to-date basis net income totaled $1,333,000 and $1,329,000 in 2002 and 2001, respectively. These year-to- date income levels result in annualized returns on average assets of 1.03% and 1.14%, respectively. Earnings per share for the nine month periods were $2.06 in 2002 and $2.04 in 2001.

Additional details concerning the Company’s results of operations are addressed in the following sections of this report.

NET INTEREST INCOME

Net interest income represents the primary component of Citizens’ earnings. It is the difference between interest and fee income generated by interest earning assets and interest expense incurred to carry interest bearing liabilities. Net interest income is affected by changes in balance sheet composition and interest rates. The Bank attempts to maximize net interest income by determining the optimal product mix in light of current and expected yields on assets, cost of funds and economic conditions while maintaining an acceptable degree of risk.

While recognizing that falling interest rates would reduce the yield on earning assets, from 8.17% in the first nine months of 2001 to 7.19% in the same period of this year, the Company has continued to seek growth in selected time deposits, and such low cost funds as demand deposits, savings, money market and interest bearing checking accounts, particularly in its newer markets. This strategy has produced the desired growth not only in deposits but also in interest earning assets while reducing the cost of interest bearing liabilities by 95 basis points to 3.05%. Consequently, interest expense in both the third quarter and year-to-date periods has fallen by more than interest income with the result that net interest income is up by $88,000 and $187,000, respectively. That is, net interest income increased because the positive impact of the growth of the Company’s balance sheet exceeded the negative impact of declining interest rates.

While the Company was successful in increasing its net interest income, net interest margin, which expresses net interest income relative to average earning assets, decreased from 4.95% in the first nine months of 2001 to 4.68% in the same period of 2002. This was an expected byproduct of the Company’s growth strategy at a time of falling asset yields but at 4.68%, the Company’s net interest margin remains above the most recent peer group average. Future reductions in the margin are expected to be limited in light of management’s decision to reduce interest rates on many deposit products in late August 2002.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents management’s estimate of the amount to be charged against current earnings in order to maintain the allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated based on quarterly evaluations of the loan portfolio. The provision for loan losses totaled $72,000 and $76,000 in the third quarters of 2002 and 2001, respectively. On a year-to-date basis the provisions totaled $198,000 in 2002 and $248,000 in 2001. The factors which management considers in establishing the provision for loan losses, and in analyzing the allowance for loan losses are discussed later in this report under the Allowance for Loan Losses section.

NONINTEREST INCOME

Noninterest income, which includes all revenues other than interest and fee income related to earning assets, has become an increasingly important source of revenue for many banks, including Citizens. Consequently, Citizens has broadened its sources of noninterest income beyond its traditional banking and trust services, to include brokerage, secondary market mortgage processing, and insurance. As a result, Citizens total noninterest income has risen significantly and now approximates the national peer average as a percentage of average total assets.

Total noninterest income for the third quarter 2002 of $356,000 is up 58% from $225,000 in the third quarter of last year. The majority of this $131,000 increase is the result of fees generated from the processing of fixed rate secondary market mortgage loans which totaled $81,000 for the quarter, up $78,000. This program, which was initiated in the fourth quarter of 2001, has benefited greatly from the historically low mortgage rates recently being offered. It should be noted that in this program the Bank processes loan applications for a fee while loan approval decisions, underwriting, and loan funding are done by unrelated mortgage brokers.

Service fees also increased by $21,000 approximately one-half of which resulted from the addition of several ATM machines since the third quarter of 2001. Trust income and brokerage fees each increased by $15,000.

For the year-to-date period total noninterest income has increased $176,000, or 22%, to $960,000. Once again the secondary market loan program, which increased by $157,000 was the primary contributor to the improvement. The settlement of estates tends to be a primary determinant of trust income and helped raise year-to-date trust income by $63,000 to $193,000. Service fees also improved as noted previously. Brokerage fees, which increased in the third quarter as a result of better annuity sales, have fallen on a nine month basis from $108,000 to $47,000. This reflects not only the sluggish investment market but also the lack of a licensed broker early in 2002.

With the exception of the mortgage and brokerage programs, which appear to be countercyclical to one another, noninterest income has generally been consistent with management’s expectations and no significant changes are expected in the foreseeable future.

NONINTEREST EXPENSE

Noninterest expense includes all items of expense other than interest expense, the provision for loan losses and income taxes. Noninterest expenses for the third quarter of 2002 totaled $1,453,000, up $156,000 from the third quarter of 2001 while the year-to-date total of $4,264,000 is up $410,000 from the same period of 2001. These increases reflect the opening of a new branch in 2002 located in

Marlinton, West Virginia and the associated personnel costs. Noninterest expenses attributable to the new Marlinton branch total $175,000 year-to-date and $66,000 for the third quarter.

Of the total quarterly increase of $156,000, 55%, or $86,000, is the result of higher salaries and benefits. The increase in these costs reflects not only the need to staff the new facility, at a quarterly cost of $36,000, but also an increase in commissions earned by the Bank’s secondary market mortgage personnel. Such commissions are based on total revenue recognized by the Bank and approximated $40,000 for the quarter.

The category of other noninterest expense increased by $39,000, or 19.2%, during the quarter due to higher costs for supplies, telephones, advertising and public relations all due in part to the operation of the new branch. Also, the Bank incurred expenses approximating $12,000 in connection with specific product promotions during the quarter. Changes in the remaining items were not material in amount.

In the year-to-date analysis much of the increase is again due to higher personnel costs. Total salaries and benefits increased by $193,000 to $2,238,000 for the reasons cited above as well as recurring salary adjustments and the need to replace the Bank’s investment representative. Higher utility and janitorial fees resulted in increased occupancy expense while an increase in depreciation caused equipment expense to rise. Data processing costs for the nine month period have increased by $42,000, or 13.9%, due to an increase in the number of customer accounts being processed as well as the expansion of the Bank’s ATM network. An increase of $114,000 in other noninterest expense is the result of several factors including increases of $37,000 in contributions and public relations costs, $17,000 in telephone costs including line charges in the Banks’ Marlinton market, $15,000 in losses from the sale of foreclosed properties, $12,000 from product promotions as noted earlier, and $23,000 in recurring service fees from correspondent banks, the Federal Reserve and the OCC. The remaining noninterest expense items including director fees, postage and professional fees all increased by immaterial amounts in the normal course of business. Management does not expert significant changes to noninterest expense for the remainder of the year.

INCOME TAXES

The Company’s provisions for state and federal income taxes during the third quarters of 2002 and 2001 were $242,000 and $235,000 respectively. For the year-to-date period income tax expense was $701,000 in 2002 and $702,000 in 2001 representing effective tax rates of 34.5% and 34.6%, respectively. The Company was not subject to the federal alternative minimum tax during any of the periods covered by this report and does not expect to become subject to it in the foreseeable future.

FINANCIAL CONDITION

SUMMARY

Citizens’ total assets of $186,264,000 at September 30, 2002 were $19,445,000 more than at year-end 2001. This 11.7% increase reflects strong deposit growth particularly in the Marlinton and Elkins markets. Because deposit growth has been stronger than that of the loan portfolio, asset growth has been split between loans and investment securities. The discussion which follows provides more detail concerning the Bank’s major balance sheet categories as well as liquidity and the impact of inflation.

LOAN PORTFOLIO

The Bank’s total loans of $115,696,000 at September 30, 2002 were $7,120,000, or 6.6%, more than at year-end 2001. The Bank’s most active loan markets have been the new Marlinton location as well as the nearby Snowshoe location. Mortgage loans, which have grown $5,976,000 this year, continue to represent the largest of the Bank’s loan portfolios totaling $76,218,000. Included in this total are both residential mortgage loans and nonresidential mortgage loans. Nearly all of the Bank’s mortgage loans are variable rate in nature and many have reached their interest rate floor.

Commercial lending, which is also typically a variable rate product, has increased $4,068,000 to $20,809,000 since year-end. These loans are provided to local businesses and, as has been the case with mortgage lending, demand has been generally consistent throughout 2002.

Management believes current loan demand reflects the favorable interest rate environment now available to borrowers as well as a strong local housing market. In some instances, however, existing borrowers are seeking to refinance their debt. In the case of residential mortgage loans, many customers now prefer fixed rate mortgages which has caused them to seek loans from other providers, including the Bank’s own secondary market loan program. Despite the resulting decrease in demand for the Bank’s own products, management is pleased with the level of loan growth and does not anticipate changing its practices as committing to long-term, fixed rate assets may present undesirable interest rate risk.

Demand for consumer loans has been weak throughout 2002 causing the outstanding balance to fall from $16,025,000 at December 31, 2001 to $14,102,000 at the report date. Much of this decrease has come in the area of auto lending where the Bank has tightened credit standards and manufacturers continue to offer superior financing plans.

Management expects the current level of economic uncertainty and financing competition to continue in the foreseeable future. As a result, future loan growth may slow. Additional information concerning the Company’s loan portfolio may be found in Note 4.

ALLOWANCE FOR LOAN LOSSES

Citizens maintains an allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated based on quarterly evaluations of its loan portfolio. This evaluation considers the potential loss in specifically identified loans and homogeneous pools of loans as well as other factors such as delinquency levels, historical loss experience, current and anticipated economic conditions, concentrations of credit, changes in lending policies or staff, unused lines and letters of credit and other factors. As noted previously, this analysis ultimately determines the amount which is expensed as provision for loan losses.

Loans specifically analyzed include larger balance loans and those included on the Bank’s watch list as a result of possible weaknesses regarding collectability, performance or the adequacy of collateral as identified by the Bank’s internal loan review function. For these loans, specific loss range estimates are made. Loans not specifically analyzed are grouped into pools with a separate pool existing for each of the Bank’s different loan portfolios such as real estate, commercial and consumer. Loss ranges are estimated for each pool by considering the Banks own loss history over the previous 5 years as well as the loss history of the Bank’s peer groups. Finally, losses are assigned to those other factors identified in the previous paragraph. The total of the losses so estimated are then compared to the Company’s allowance for loan loss balance and adjustments to the balance are made as necessary.

As of September 30, 2002, Citizens allowance for loan losses of $1,336,000 was adequate when judged against the loss estimates established by the methods described. At $1,336,000 the allowance represented 1.15% of gross loans. Net charge-offs for the first nine months of 2002 totaled $259,000 with the majority, $134,000, relating to one commercial loan. This loan was specifically analyzed and the loss was identified in management’s loan review process.

Among the Bank’s three major loan portfolios, historical data suggests the largest portfolio, real estate loans, carries the least amount of credit risk while proportionately greater risk is found in the much smaller commercial loan portfolio. At September 30, 2002, approximately 37.8% of the allowance for loan losses is attributed to the perceived risk within the commercial loan portfolio including the risk presented by loan concentrations to auto dealers and those in the lumber industry.

Management believes the quality of the loan portfolio remains good. Given economic conditions within the Bank’s markets it has raised credit standards regarding the financing of consumer purchases of autos and reduced loan volume targets in areas experiencing particularly difficult economic conditions. As illustrated in the following table, seriously past due and nonaccrual loans are minimal:

Summary of Past Due Loans and Nonperforming Assets
(in thousands)

	September 30		December 31 2001*
	2002	2001
Loans past due 90 or more days still accruing interest	$25	$99	$337

Nonperforming assets:
Nonaccruing loans	$19	$6	$30
Other Real Estate Owned	519	631	683

	$538	$637	$713

*	From the Company’s Form 10-K filing dated December 31, 2001.

The balance in other real estate owned includes $427,000 of covered transactions all of which are current in terms of their performance. At September 30, 2002, management is not aware of any trends or uncertainties involving the loan portfolio which are likely to materially impair credit quality, capital, or earnings.

SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD

The Bank’s securities portfolio uses funds not needed to satisfy loan demand to improve earnings while at the same time providing liquidity and balancing interest sensitivity concerns. All securities are classified as available for sale.

Through the first nine months of 2002 the securities portfolio has increased $6,523,000 to $55,487,000 as funds provided by deposit growth have exceeded that needed to finance loans.

Given the current environment surrounding the economy and interest rates, the Bank has followed its normal practice of constructing a short-term, laddered portfolio of U.S. government agency securities, bank-qualified municipal debt and government agency mortgage backed securities. Investment grade corporate debt instruments are also held in the portfolio although just one such security totaling $516,000 has been purchased this year as management has chosen to focus on other investment alternatives which appear to carry less credit risk. Total purchases during the first nine months of the year were $13,643,000. Also included in the portfolio are net unrealized gains totaling $1,939,000 at September 30, 2002, which are up from $918,000 at year-end. Please refer to Note 3 for additional detail concerning the Company’s investment portfolio.

The Bank generally tries to minimize its involvement in the overnight federal funds market preferring to fully utilize available funds for higher yielding loan and security alternatives while relying on maturing securities, loan repayments and deposit growth for liquidity. Nonetheless, at any given time the execution of specific investing or funding strategies, or normal fluctuations in deposit and loan balances, may require the bank to sell, or buy, funds on an overnight basis. One such investing strategy was the Bank’s decision to purchase $2,000,000 of bank owned life insurance (BOLI) during the third quarter. Funds used to make this purchase were temporarily held in federal funds sold as management analyzed several different plans and carriers. The purchase of this insurance product was made to fund certain retirement benefits for board members and executive officers who qualify and is reflected in the other assets section of the Company’s balance sheet.

As of the report date the Bank had $1,700,000 in federal funds sold and no overnight borrowings. For the nine months ended September 30, 2002, federal funds sold averaged $3,446,000 while federal funds purchased averaged $210,000.

DEPOSITS AND OTHER FUNDING SOURCES

Deposits have grown throughout the Bank’s six branch network in 2002 with the strongest growth occurring in the Elkins and Marlinton markets. Total deposits at September 30, 2002 of $150,281,000 are $18,529,000 in excess of their year-end 2001 level. This 14.1% increase is the result of aggressive marketing in new territories and, management believes, the continued shift of funds from equity markets and equity mutual funds to the safety of insured bank deposits with known returns.

Noninterest bearing deposits have increased by $5.2 million to $22,366,000 since year-end while interest bearing deposits have risen $13.4 million to $127,915,000. Among the interest bearing deposit products offered by the Bank, several have been quite successful in 2002. Savings accounts, money market accounts, and interest bearing checking accounts all offer stability and a high degree of liquidity and have grown by approximately $7.5 million since year-end despite the low interest rates they now offer. Time deposits, a common alternative to equities in uncertain times, have increased by $4,454,000 since year-end. Although customers remain hesitant to invest in longer-term certificates in this low interest rate environment, two and three year certificates have increased by $5.7 million. The Bank has been particularly successful in promoting its three year certificates which allow the customer certain benefits including the ability to add to, or withdraw from, the account without penalty as well as the opportunity to take advantage of higher interest rates should they be offered. Management believes that two and three year certificates provide a stable source of low cost funds while also giving customers good choices for the investment of maturing 25 month certificates issued in an earlier promotion.

The Bank’s short-term borrowings include overnight funds purchased, if any, and repurchase agreements. At September 30, 2002, repurchase agreements totaled $11,761,000 compared to $13,922,000 at December 31, 2001. Long-term borrowings, however, increased to $2,040,000 as the Bank acquired $2,000,000 in fixed rate debt from the Federal Home Loan Bank of Pittsburgh in order to fund a commercial loan. While no future borrowings are anticipated, the Bank will consider the benefits of doing so when appropriate lending opportunities exist.

CAPITAL RESOURCES

The Company has historically maintained a very strong capital position and at $20,389,000, capital represents 10.9% of assets at September 30, 2002. As detailed in the Statement of Changes in Shareholders’ Equity capital continues to grow as a result of earnings and the increase in the value of the available for sale securities portfolio. Dividend policy remains consistent with prior years; year-to-date dividends have totaled $.75 per share. The Company has also purchased 2,350 shares of treasury stock in 2002. All such purchases are made on the open market pursuant to Company policy when determined by the Board of Directors to be beneficial to the institution and the impact of doing so does not impair capital or liquidity.

The Company’s capital also continues to exceed all regulatory requirements as shown in the following table. Further, management knows of no trends or uncertainties which may materially impair or alter its capital position.

Minimum Capital Standard Ratios
	Citizens Financial Corp.	Regulatory Requirements
Total capital to risk weighted assets	16.04%	8.00%
Tier I capital to risk weighted assets	14.98%	4.00%
Tier I capital to adjusted total assets	10.57%	4.00%

LIQUIDITY

The objective of the Company’s liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of customers, the credit needs of borrowers, and to provide for other operational needs. Management believes that efficiently managing liquidity minimizes the Bank’s involvement in the overnight federal funds markets and enhances earnings. Liquidity is provided by various internal sources including unpledged investment securities, federal funds sold, loan repayments and the ability to maintain a stable or growing deposit base. In addition, external sources of liquidity are also available from correspondent banks. Unused lines of credit with these banks approximate $54,000,000.

Tests utilizing expected loan, deposit, and investment security levels are regularly performed to project liquidity needs. At September 30, 2002, these tests indicate the Bank has sufficient liquidity to satisfy anticipated needs over the next twelve months and, as noted earlier, there are no plans to acquire additional debt. Further, the Company has not, and does not expect to, raise funds through brokered deposits, wholesale certificates of deposit, internet services, or other nontraditional sources.

IMPACT OF INFLATION

The consolidated financial statements and related data included in this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company’s financial position and results of operations to be measured in terms of historical dollars, except for the available for sale securities portfolio. Consequently, the relative value of money generally is not considered. Nearly all of the Company’s assets and liabilities are monetary in nature and, as a result, interest rates and competition in the market area tend to have a more significant impact on the Company’s performance than the effect of inflation.

However, inflation does affect noninterest expenses such as personnel costs and the cost of services and supplies used by the Company. Management attempts to offset such increases by controlling the level of noninterest expenditures and increasing levels of noninterest income. Because inflation rates have generally been low during the time covered by the accompanying financial statements, the impact of inflation on the Company’s earnings has not been significant.

Part I Item 3
Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. Citizens primary market risk is interest rate risk which results from timing differences in the repricing of assets, liabilities and off-balance-sheet instruments. Some amount of interest rate risk is inherent and appropriate in banking.

The Company controls interest rate risk through its interest rate sensitivity management program, also know as asset/liability management. The objective of this program is to maximize net interest income while minimizing the risk of adverse effects from changing interest rates. This is done by controlling the mix and maturities of interest sensitive assets and liabilities. The Bank has established an asset/liability committee for this purpose. The Bank uses several techniques to monitor and control interest rate risk including gap analysis, interest rate shock testing and other forms of simulation modeling.

At September 30, 2002, the Company’s gap analysis indicates that it is negatively gapped. In this situation, the amount of interest bearing liabilities that could reprice over the next year exceeds the amount of interest earning assets that could also reprice. Typically, this is beneficial when interest rates are expected to fall. Currently many economists are calling for interest rates to fall slightly over the near term. If this does occur, the gap analysis indicates the Bank could see improved levels of net interest income. The magnitude of such change is tested each quarter under the assumption rates change by 100, 200, and 300 basis points. All of these tests indicate the risk to net interest income presented by changing interest rates is within the Company’s allowable limits of a 5% increase or decrease in net interest income for each 100 basis point change in rates.

While gap analysis and interest rate shock testing help set and monitor interest rate risk limits, simulation modeling is more dynamic and can often more closely follow actual conditions. Based on the economic forecasts for a decrease in interest rates, the Bank’s simulations indicate net interest income may actually fall as interest sensitive assets, such as loan and investment securities could reprice more quickly than interest sensitive liabilities particularly in light of management’s decision to lower the rates paid on savings, money market and interest bearing checking accounts during the later part of the third quarter. While this action will improve net interest income under current conditions, it may limit management’s ability to react to further interest rate cuts. Nonetheless, as indicated by the rate shock tests described earlier, the level of risk presented by interest rate changes is within the Company’s established limits.

Part I Item 4
Control and Procedures

Within 90 days prior to filing this Quarterly Report on Form 10-Q, the Company, under the supervision and with the participation of management, including the chief executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company which is required to be included in the Company’s periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly offset internal controls, nor were any corrective actions required with regard to significant deficiencies or material weaknesses.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings :

As of September 30, 2002 Citizens Financial Corp. was not involved in any material legal proceedings. The Bank is currently involved in various legal proceedings which occur in the normal course of business. After consultation with legal counsel, management believes that all such litigation will be resolved without materially effecting the Company’s financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against the Company or the Bank.

Item 2.    Changes in Securities:    None.

Item 3.    Defaults upon Senior Securities:    None.

Item 4.    Submission of Matters to a Vote of Security Holders:    None.

Item 5.    Other Information:    None.

Item 6.    Exhibits and Reports on Form 8-K:

(a)  Exhibits:    The following exhibits are filed with this report:

Exhibit No.	Description of Exhibit

99(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

99(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b)  Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS FINANCIAL CORP.

/s/ ROBERT J. SCHOONOVER
Robert J. Schoonover President Chief Executive Officer

Date:  11/6/02

/s/ THOMAS K. DERBYSHIRE
Thomas K. Derbyshire Vice President, Treasurer and Principal Financial Officer

Date:  11/6/02

CITIZENS FINANCIAL CORP.

CERTIFICATION PURSUANT
TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Robert J. Schoonover, President and Chief Executive Officer of Citizens Financial Corp., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Citizens Financial Corp;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROBERT J. SCHOONOVER
Robert J. Schoonover President and Chief Executive Officer

Date:  11/6/02

CITIZENS FINANCIAL CORP.

CERTIFICATION PURSUANT
TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas K. Derbyshire, Vice President, Treasurer and Principal Financial Officer of Citizens Financial Corp., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Citizens Financial Corp;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ THOMAS K. DERBYSHIRE
Thomas K. Derbyshire V.P., Treasurer & Principal Financial Officer

Date:  11/6/02