Form 10-K
period 2002-12-31
CITIZENS FINANCIAL CORP/DE/
filed 2003-03-17
CIK 764156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No: 2-96144

CITIZENS FINANCIAL CORP.

(exact name of registrant as specified in its charter)

Delaware	55-0666598

(State of Incorporation)	(I.R.S. Employer Identification Number)

213 Third St. Elkins, West Virginia	26241

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (304) 636-4095

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

        The aggregate market value of Citizens Financial Corp. common stock, representing all of its voting stock that was held by nonaffiliates on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2002), was approximately $18,452,000.

          As of February 28, 2003, Citizens Financial Corp. had 750,000 shares of common stock outstanding with a par value of $2.00.

          This report contains 74 pages.

CITIZENS FINANCIAL CORP.
FORM 10-K INDEX

Citizens Financial Corp.
Form 10-K, Part I

Item 1 Business

Organizational History and Subsidiaries

          Citizens Financial Corp., (“Citizens” or “the company”), is a $182 million bank holding company providing retail and commercial banking services primarily in central and eastern West Virginia.  Citizens was incorporated in the State of Delaware in 1986 and is the parent company and sole owner of Citizens National Bank of Elkins, (“the bank”) and Citizens Financial Services, LLC.

          The bank was organized in West Virginia in 1923, received approval of the Comptroller of the Currency in 1924, and has continuously operated as a national bank headquartered in Elkins, West Virginia since that time.  In 1987 the stockholders of the bank approved an Agreement and Plan of Reorganization whereby the bank became a wholly-owned subsidiary of Citizens Financial Corp.  Since its formation, the bank has expanded to a six branch network by acquiring the Tucker County Bank in Parsons, West Virginia in 1984 and the Petersburg, West Virginia office of South Branch Valley National Bank in 2000.  It also opened branch offices in Beverly, West Virginia in 1992, in Slatyfork, West Virginia in 2000, and in Marlinton, West Virginia in 2002.

          Citizens Financial Services was organized in West Virginia in 2000 for the purpose of investing in ProServ Insurance Agency, LLC.  ProServ is a general insurance agency selling primarily property and casualty insurance and whose members are member banks of the West Virginia Bankers Association.  Citizens Financial Services’ ownership in ProServ is less than 5%.

Business of Citizens and Subsidiaries

          As a bank holding company, Citizens’ operations have been limited to the ownership of its subsidiaries.  To date it has not sought to conduct any other form of permitted business activity, nor are there any current plans to do so. Similarly, Citizens Financial Services’ operations have been, and will continue to be, limited to its ownership in ProServ.  The financial impact of this venture on Citizens has been extremely minor.

          Citizens National Bank, however, provides a wide range of retail and commercial banking services including demand, savings and time deposits; residential, consumer and commercial loans; letters of credit; safe deposit and wire transfer services; and ATM and telebanking services.  In addition, the bank operates a trust department and has formed relationships which allow it to provide brokerage and financial planning services as well as fixed rate residential mortgages.

          In competing with other financial service providers, the bank utilizes selective pricing and marketing strategies but primarily relies on developing personal relationships with customers and providing superior customer service. The bank is heavily involved in local charitable, civic, educational and community development efforts and prides itself on being a responsible corporate citizen.

Lending Activities

          One of the objectives held by the bank’s founders is the granting of loans to creditworthy individuals and businesses, and the bank now provides such services from 5 of its 6 offices.  In this regard, the bank has developed three primary loan portfolios:  real estate, commercial, and consumer. Real estate loans consist of both residential and nonresidential loans. Residential real estate loans are typically made for the purchase or refinancing of single family homes and are usually secured by a first lien deed of trust.  In general, these loans do not exceed an 80% loan to value ratio as determined by the use of independent appraisals or evaluations and carry a variable interest rate.  Nearly all residential mortgage loans are made within the banks’ primary market area and they tend to be in amounts of under $100,000.  Loans, be they for residential real estate or other purposes, which exceed the established lending limit of the loan officer require approval of the directors loan committee.  Historically, Citizens has not experienced significant losses in this area and these loans are viewed among the least risky made by the bank.  Nonetheless, these loans, particularly those with larger balances, are subject to periodic review by the bank’s loan review officer.

          Commercial real estate loans consist of commercial mortgages which are generally secured by nonresidential and multifamily (5 or more) residential properties.  These loans are typically made to local businesses and are subject to many of the same criteria and controls as residential real estate loans.  These loans do tend to be larger than residential real estate loans and usually require approval of the directors’ loan committee as a result.  Because of their size and higher degree of risk, these loans are usually subject to more extensive credit analysis prior to being made as well as periodic review by the bank’s loan review officer.

          The commercial loan portfolio consists of loans to local businesses and are secured by liens on accounts receivable, inventory, machinery and equipment, or other business assets.  If necessary, personal guarantees of the business owners, key man life insurance, and other forms of collateral are also required although business cash flow represents the primary source of repayment.  These loans are subject to the risks of the borrowers industry.  Such industries include auto dealerships, lumbering and lumber related businesses, various tourism and hospitality businesses, and retail and wholesale merchants.  Commercial loans are typically the largest loans made by the bank and are considered to carry a higher level of risk than other types of loans.  Underwriting standards require a comprehensive credit analysis, and the appraisal of real property and significant machinery, such as lumbering equipment, held as collateral.  Citizens attempts to limit risk by diversifying its commercial loan portfolio within the constraints of its economic market and closely monitors any concentrations of credit. Periodic credit reviews of commercial loans are performed by the loan review officer.

          Consumer loans are made to individuals for the financing of household and personal needs, often the purchase of a car.  In such cases the car is typically held as collateral although the bank does grant unsecured consumer loans usually for small amounts and with significantly higher interest rates than otherwise offered.  Cash flow analysis and knowledge of the financial strength and character traits of the borrower are important considerations in granting many consumer loans.  When securing consumer loans with cars, the value of the car relative to the loan is a key factor and is determined by auto industry guides. Loan terms on consumer loans are typically three to six years, depending on the type of collateral.  Unlike real estate and commercial loans, few consumer loans require loan committee approval or are subject to review by the loan review officer.  As a result, risk is closely tied to adherence to proper underwriting procedures and the state of the local economy.

          Citizens’ credit policies and procedures, some of which were previously referred to, are updated periodically and approved by the board of directors annually.  These policies and procedures are applied uniformly throughout Citizens’ banking network and are designed to ensure credit quality is maintained while meeting the legitimate credit needs of the communities Citizens serves.

Adherence to policies is ensured by testing by both the internal auditor and compliance officer.  Further information on the company’s lending activities may be found in the Management’s Discussion and Analysis portion of this report as well as in the Notes to the accompanying consolidated financial statements.

Investment Activities

          Funds not needed to satisfy loan demand or other operational needs are invested in a portfolio of securities designed to improve earnings, provide liquidity, and balance interest sensitivity concerns.  Citizens’ investment policy is updated periodically and approved by the board of directors annually.  This policy limits securities which may be held to those of the U.S. government or its agencies having maturities of less than 5 years; bank qualified, investment grade municipal obligations maturing in less than 10 years; investment grade corporate bonds with maturities of 5 years or less; and mortgage backed obligations of the federal government having a weighted average life of under 10 years.  All purchases and sales of securities, together with municipal and corporate holdings of any single issuer which exceed 10% of capital and any holdings with a credit quality below investment grade, are reported to the board of directors monthly. No such concentrations or credit quality issues existed at December 31, 2002.

          The investment portfolio is managed by the company’s chief financial officer who meets with the president on a quarterly basis to discuss investment strategies and related liquidity and interest sensitivity issues.  Additional information about the company’s investing activities is contained in the Management’s Discussion and Analysis and in the Notes to the accompanying consolidated financial statements.

Deposit Functions

          Citizens’ primary source of funding is provided by its deposit base.  The company offers a variety of deposit products including demand deposit, savings, and time deposits to customers in its market area to satisfy their saving, investing, and retirement needs.  The company does not solicit or accept out of market or wholesale deposits, nor does it utilize the services of any deposit brokers.  As is the case with its lending activities, some selective pricing and marketing strategies are utilized in an effort to attract and retain deposits, but developing strong customer relationships and providing superior customer service remain central to the bank’s success.

Banking Operations

          Operationally, Citizens has centralized administrative and support functions in an attempt to achieve consistency and efficiency.  The bank’s main office provides services such as bookkeeping, accounting, loan administration and review, compliance, internal audit, marketing, training and development, human resources, and information technology support.  Data processing, while administered through the main office, is provided through a third party processing company.

Employees

          As of February 28, 2003, Citizens National Bank had a staff of 96.5 full-time equivalent employees.  The bank’s employees are not represented by any union or other collective bargaining agreement and employee relations are believed to be good.  Neither Citizens Financial Corp. or Citizens Financial Services, LLC have any paid employees.

Competition

          Despite having a generally rural marketplace, Citizens faces a high degree of competition for its services from other banks, savings institutions, credit unions, insurance companies, mutual funds, security brokers, financial planners, mortgage brokers, credit card companies, and some governmental agencies.  The company believes its focus on providing superior, personalized services, as well as its ability to offer trust, brokerage, and fixed rate mortgage products, help it prosper within this environment.

          Citizens maintains offices in Randolph, Tucker, Grant and Pocahontas Counties, West Virginia where a total of 27 banking offices representing 12 banks are located.  As of June 30, 2002, the most recent date data is available, Citizens held 19.4% share of the $736,077,000 deposit base in those counties.

          Among the newer forms of competition is the use of the internet to provide banking and financial services.  Offered by many mutual funds, brokers and banks, including several in Citizens’ market areas, Citizens has identified internet banking as a long-term objective but does not expect to enter this market in the near future due to considerations of cost, security, and demand within the local marketplace.  Instead, Citizens believes its current focus on superior, personalized service is most appropriate at this time.

Economic Characteristics of Citizens’ Marketplace

          Citizens serves an area of northcentral and northeastern West Virginia including the counties of Randolph, Tucker, Grant and Pocahontas.  This market is a largely rural, mountainous region covering approximately 2,876 square miles with a civilian labor force of 26,350.

          The economy of this area typically does not experience highs or lows to the same degree as the national economy and is generally less prosperous than the nation as a whole.  Major industries in the area include lumber and wood products, tourism, and poultry operations.  Other major sources of employment include public schools, hospitals and other health care providers and various forms of local and state governmental services.  As of December, 2002, the unemployment rate in this market was 7.7% compared to 5.5% for West Virginia and 6.0% nationwide.  Unemployment within the banks’ marketplace worsened in 2002 due to the closure of a chicken processing facility in Grant County which resulted in the loss of approximately 480 jobs.  The bank has recognized the risk this poses for its loan portfolio and has adjusted its policies and objectives accordingly. The closed facility is expected to reopen in 2003 with initial employment of 150 to 175 persons while eventual full production is expected to employ approximately 400.  Average annual wages in the area approximate $23,337 which are below both state and national levels.  Ongoing roadway improvements are helping to improve access to and transportation within the area and are expected to provide long-term economic benefits.  However, the local economy is not expected to undergo significant changes in the short-term.

Supervision and Regulation

General

Bank Holding Company Regulation

          Citizens, as a bank holding company, is subject to the restrictions of the Bank Holding Company Act of 1956 (“BHCA”) and is registered pursuant to its provisions.  As such, Citizens is subject to the reporting requirements of, and examination by, the Board of Governors of the Federal Reserve System (“FRB”).

          The BHCA prohibits the acquisition by a bank holding company of direct or indirect ownership of more than five percent of the voting shares of any bank within the United States without prior approval of the FRB.  With certain exceptions, a bank holding company also is prohibited from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank, and from engaging directly or indirectly in business unrelated to the business of banking, or managing or controlling banks.

          The FRB, in its Regulation Y, does permit bank holding companies to engage in non-banking activities closely related to banking or managing or controlling banks.  Some examples of such activities include servicing loans and other extensions of credit; acting as an investment or financial advisor; leasing real or personal property; providing bookkeeping or financially oriented data processing services; acting as an insurance agent or broker for insurance directly related to an extension of credit; acting as an underwriter for credit life insurance which is directly related to an extension of credit; providing courier services; providing management consulting services to nonaffiliated banks; providing securities brokerage services related to securities credit activities; underwriting and dealing in government obligations and money market instruments; and providing foreign exchange advisory and transactional services. Approval of the FRB is necessary to engage in these activities or to make acquisitions of corporations engaging in these activities as the FRB determines whether these acquisitions or activities are in the public interest.  In addition, by order, and on a case by case basis, the FRB may approve other non-banking activities.

          The BHCA also permits Citizens to purchase or redeem its own securities.  However, Regulation Y provides that prior notice must be given to the FRB if the gross consideration for such purchase or consideration, when aggregated with the net consideration paid by the company for all such purchases or redemptions during the preceding 12 months, is equal to 10 percent or more of the company’s consolidated net worth.  Prior notice is not required if (i) both before and immediately after the redemption, the bank holding company is well-capitalized; (ii) the bank holding company is well-managed and (iii) the bank holding company is not the subject of any unresolved supervisory issues.

          Federal law restricts subsidiary banks of a bank holding company from making certain extensions of credit to the parent bank holding company or to any of its subsidiaries, from investing in the holding company stock, and limits the ability of a subsidiary bank to take its parent company stock as collateral for the loans of any borrower.  Additionally, federal law prohibits a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in conjunction with the extension of credit or furnishing of services.

          As a bank holding company doing business in West Virginia, Citizens is also subject to regulation and examination by the West Virginia Division of Banking and must submit annual reports to the department.  Further, any acquisition application which Citizens must submit to the Board of Governors must also be submitted to the West Virginia Board of Banking and Financial Institutions for approval.

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

          The Gramm-Leach Bliley Act (also known as the Financial Services Modernization Act of 1999) permits bank holding companies to become financial holding companies.  This allows them to affiliate with securities firms and insurance companies and to engage in other activities that are financial in nature.  A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act.  No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

          The Financial Services Modernization Act defines “financial in nature” to include:  securities underwriting; dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking.  A bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating.  The specific effects of the enactment of the Financial Services Modernization Act on the banking industry in general and on Citizens in particular have yet to be determined because of that Act’s relatively recent adoption.

Bank Subsidiary Regulation

          Citizens National Bank, as a national banking association, is subject to supervision, examination and regulation by the Office of the Comptroller of the Currency (“OCC”).  It is also a member of the Federal Reserve System, and as such is subject to applicable provisions of the Federal Reserve Act and regulations issued thereunder.

          The deposits of the bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law.  Accordingly, the bank is also subject to regulation by the FDIC.  The FDIC may terminate a bank’s deposit insurance upon finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the bank’s regulatory agency.

Credit and Monetary Policies and Related Matters

          The bank subsidiaries are affected by the fiscal and monetary policies of the federal government and its agencies, including the FRB.  The FRB regulates money and credit conditions through open market operations in an effort to manage economic growth and inflation.  This can result in changes to interest rates which can have a significant influence on the growth and distribution of loans, investments and deposits, as well as interest rates charged on loans, or paid for deposits and yields on investments.  The FRB has had a significant effect on the operating results of commercial banks in the past and is expected to continue to do so in the future.

Capital Requirements

          As a bank holding company Citizens is subject to FRB risk-based capital guidelines.  The guidelines establish a systematic framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into account and minimizes disincentives to holding liquid, low-risk assets.  Under the guidelines bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and leverage ratio test on a consolidated basis.  The risk-based ratio is determined by allocating assets and specified off-balance-sheet commitments into four weighted categories, with higher levels of capital being required for categories perceived as representing greater risk.  Citizens

National Bank is subject to substantially similar capital requirements adopted by its applicable regulatory agencies.

          In 1995, the FRB and other banking agencies issued final rules to implement the portion of Section 305 of the Federal Deposit Insurance Corporation Act of 1991 that requires banking agencies to revise their risk-based capital standards to ensure that those standards take adequate account of interest rate risk.  This final rule amends the capital standards to specify that the banking agencies will include in their evaluations of a bank’s capital adequacy an assessment of the exposure to declines in the economic value of the bank’s capital due to changes in interest rates.  Citizens satisfies all applicable capital requirements as detailed in Note 13 to the accompanying consolidated financial statements.

Community Reinvestment Act

          Bank holding companies and their subsidiary banks are subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”).  Under the CRA, the Federal Reserve Board or other appropriate bank regulatory agency is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods.  In the case of a holding company applying for approval to acquire or charter a bank or other holding company, establish a new branch office or relocate an office, the FRB will assess the record of each subsidiary of the applicant financial holding company, and such records may be the basis for denying the applications or imposing conditions in connection with approval of the application.  In its most recent CRA examination, Citizens National Bank received a satisfactory rating.

Financial Institutions Reform, Recovery and Enforcement Act

          In 1989, the United States Congress enacted the Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”).  Under FIRREA depository institutions insured by the FDIC may now be liable for any losses incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of an FDIC-insured depository institution, or any assistance provided by the FDIC to an FDIC-insured depository institution in danger of default.  “Default” is defined generally as the appointment of a conservator or receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a “default” is likely to occur in the absence of regulatory assistance.  Citizens, as the sole stockholder of its subsidiary bank, is subject to these provisions.

          Under federal law, the OCC may also order the pro rata assessment of shareholders of a national bank whose capital stock has become impaired, by losses or otherwise, to relieve a deficiency in bank’s capital stock.  This statute also provides for the enforcement of any such pro rata assessment of shareholders of a national bank to cover such impairment of capital stock by sale, to the extent necessary, of the capital stock of any assessed shareholder failing to pay the assessment.

Federal Deposit Insurance Corporation Improvement Act of 1991

          In December, 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Corporation Act and made revisions to several other banking statues.

          FDICIA establishes a new regulatory framework which ties the level of supervisory intervention by bank regulatory authorities primarily to a depository institution’s capital category.  Among other things, FDICIA authorizes regulatory authorities to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements.  FDICIA establishes five capital tiers:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  Citizens is well capitalized as detailed in Note 13 to the accompanying consolidated financial statements.

          Another requirement of FDICIA is that federal banking agencies must prescribe regulations relating to various operational areas of banks and bank holding companies.  These include standards for internal audit systems, loan documentation, information systems, internal controls, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares and such other standards as the agency deems appropriate.

Reigle-Neal Interstate Banking Bill

          In 1994, Congress passed the Reigle-Neal Interstate Banking Bill (the “Interstate Bill”).  The Interstate Bill permits certain interstate banking activities through a holding company structure.  States may elect to permit de novo branching by specific legislative election.  In March, 1996, West Virginia adopted changes to its banking laws so as to permit interstate banking and branching to the fullest extent permitted by Interstate Bill.

Graham-Leach-Bliley Act of 1999

          The enactment of the Graham-Leach-Bliley Act of 1999 (“GLB”) represents a pivotal point in the history of the financial services industry.  GLB sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s.  Effective March 11, 2000, new opportunities were available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services.  Under GLB banks and bank holding companies must have CRA ratings of satisfactory or higher to engage in these new activities.  GLB also requires banks to maintain the privacy of customers nonpublic personal information.

Consumer Laws and Regulations

          In addition to the banking laws and regulations discussed above, Citizens National Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks.  Among the more prominent of such laws and regulations are the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, and the Fair Housing Act.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers.  Citizens complies with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

Effect of Environmental Regulation

          The bank’s primary exposure to environmental risk is through its lending activities.  In cases when management believes environmental risk potentially exists, the bank mitigates its environmental risk exposures by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites.  Environmental assessments are typically required prior to any foreclosure activity involving nonresidential real estate collateral.

          With regard to residential real estate lending, management reviews those loans with inherent environmental risk on an individual basis and makes decisions based on the dollar amount of the loan and the materiality of the specific credit.

          Citizens anticipates no material effect on anticipated capital expenditures, earnings or competitive position as a result of compliance with federal, state or local environmental protection laws or regulations.

International Money Laundering Abatement and
Anti-Terrorist Financing Act of 2001 (USA Patriot Act)

          The International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (the “Patriot Act”) was adopted in response to the September 11, 2001 terror attacks.  The Patriot Act provides law enforcement with greater powers to investigate terrorism and prevent future terrorist acts.  Among the broad reaching provisions contained in the Patriot Act are several designed to deter terrorists’ ability to launder money in the United States and provide law enforcement with additional powers to investigate how terrorists and terrorist organizations are financed.  The Patriot Act creates additional requirements for banks, which were already subject to similar regulations.  The Patriot Act authorizes the Secretary of the Treasury to require financial institutions to take certain “special measures” when the Secretary suspects that certain transactions or accounts are related to money laundering.  These special measures may be ordered when the Secretary suspects that a jurisdiction outside of the United States, a financial institution operating outside of the United States, a class of transactions involving a jurisdiction outside of the United States or certain types of accounts are of “primary money laundering concern.”  The special measures may include any of all the following:  (a) require financial institutions to keep records and report on the transactions or accounts at issue; (b) require financial institutions to obtain and retain information related to the beneficial ownership of any account opened or maintained by foreign persons; (c) require financial institutions to identify each customer who is permitted to use a payable-through or correspondent account and obtain certain information from each customer permitted to use the account; and (d) prohibit or impose conditions on the opening or maintaining of correspondent or payable-through accounts.

Item 2 . Properties

     Citizens provides its services from offices owned by the bank including its approximately 16,940 square foot main office located at 213 Third Street, Elkins, West Virginia.  In addition, the bank owns a drive-in facility directly across from its main office on Third Street and it has owned and operated a 5,000 square foot full service branch in Parsons, West Virginia since 1984.  In 1992 a branch facility was opened in Beverly, West Virginia which contains approximately 1,840 square feet.  This facility, which is also owned, provides drive-in and ATM service in addition to traditional deposit and teller services.  Loan services, however, are not provided at the Beverly branch. During 2000 the bank acquired and opened a full service facility in Petersburg, West Virginia containing 2,280 square feet and also constructed another full service facility in Slatyfork, West Virginia containing 3,200 square feet.  All of these facilities are fully utilized for banking purposes except the Parsons branch which leases approximately 800 square feet to a cable television company.

          In January 2002, the bank opened another full-service branch located in leased space within a supermarket in Marlinton, West Virginia.  In 2003, the bank plans to construct a 3,500 square foot free-standing branch in Marlinton and to expand its existing Petersburg branch by 700 square feet.

          In 2002 the bank purchased two buildings which adjoin its main office property for future expansion.  One such building is scheduled for demolition in 2003 while the other will be leased to the current tenants until such time as expansion plans are finalized.

          Neither Citizens Financial Corp. or Citizens Financial Services, LLC, owns or leases any property.  To date they have utilized the bank’s facilities and have not occupied more than a minimal amount of space.  Neither company compensates the bank in any way for such usage as it is deemed to be insignificant.

Item 3. Legal Proceedings

          As of December 31, 2002 Citizens Financial Corp. was not involved in any material legal proceedings.  The bank is currently involved in various legal proceedings which occur in the normal course of business.  After consultation with legal counsel, management believes that all such litigation will be resolved without materially affecting the company’s financial position or results of operations.  In addition, there are no material proceedings known to be threatened or contemplated against the company or its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders of Citizens  Financial Corp. during the fourth quarter of 2002.

Part II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

          Historically, the stock of Citizens Financial Corp. and, prior to its formation, the stock of Citizens National Bank, has traded only sporadically. The stock is not listed on any securities exchange, however, a number of brokerage firms provide an efficient and orderly market for transactions involving its shares. There are no further plans, understandings, arrangements or agreements to list the stock on any exchange at this time.

          Citizens has only one class of stock, that being common stock, and all voting rights are vested in its holders.  The shareholders of Citizens are entitled to one vote for each share of common stock owned on all matters subject to a vote of shareholders.  At February 28, 2003 shareholders of record numbered 489.  The company has no plans to issue any other forms of capital.

          Citizens maintains a policy under which it may purchase shares of its own stock for treasury, subject to certain limitations, when the Board of Directors determines it is in the best interest of the company to do so.  Such shares are purchased on the open market through independent brokers.  At December 31, 2001 and 2002 the number of treasury shares was 101,127 and 103,477, respectively.  The purchase of these shares has not had a material impact on either capital or liquidity.  No plans currently exist regarding their use and there are no plans regarding future purchases.

          The following table presents the high and low market prices for Citizens’ common stock for the periods indicated.

	High	Low

First Quarter through February 28, 2003	$45.00	$34.00
2002
First Quarter	$31.50	$29.06
Second Quarter	$32.75	$31.50
Third Quarter	$32.60	$31.70
Fourth Quarter	$37.98	$32.71
2001
First Quarter	$27.50	$27.00
Second Quarter	$27.60	$26.00
Third Quarter	$29.90	$27.10
Fourth Quarter	$31.00	$28.75

          The prices listed above are based upon information available to Citizens’ management through those brokers which deal in the company’s stock as well as through certain internet quotation services and are believed to accurately represent the amount at which its stock was traded during the periods indicated. Prices reflect amounts paid by purchasers of the stock and, therefore, may include commissions or fees paid to brokers.  The amounts of such commissions or fees, if any, are not known to management.  No attempt was made by management to ascertain the prices for every sale made during these periods.

          Citizens shareholders are entitled to receive dividends when and as declared by its Board of Directors.  Dividends are typically paid quarterly.  Aggregate dividends were $1.40 per share in 2002 and $1.30 per share in 2001.  Payment of dividends by Citizens is dependent upon payment of dividends to it by the subsidiary bank.  The ability of the bank to pay dividends is subject to certain limitations imposed by national banking laws as outlined in Note 13 to the accompanying consolidated financial statements.

Item 6. Selected Financial Data

          Selected financial data for the five years ended December 31, 2002 is presented in the following table.  This summary should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this report.

Citizens Financial Corp.

Selected Financial Data Five Year Summary
(in thousands of dollars, except per share data)

	2002	2001	2000	1999	1998

BALANCE SHEET DATA:
Total assets	$182,400	$166,819	$153,532	$137,297	$136,701
Securities	54,219	48,964	42,337	41,562	43,812
Loans, net	115,187	107,075	101,033	85,665	85,709
Deposits	147,741	131,752	121,519	110,232	113,464
Total shareholders’ equity	20,605	19,022	17,390	15,954	16,649
SUMMARY OF OPERATIONS:
Total interest income	$11,519	$11,830	$11,154	$10,058	$10,336
Total interest expense	3,972	4,677	4,425	3,963	4,108

Net interest income	7,547	7,153	6,729	6,095	6,228
Provision for loan losses	288	347	264	714	120

Net interest income after provision for loan losses	7,259	6,806	6,465	5,381	6,108
Noninterest income	1,353	1,131	979	701	555
Noninterest expense	5,692	5,035	4,582	4,491	4,242

Income before income taxes	2,920	2,902	2,862	1,591	2,421
Income taxes	992	997	973	490	821

Net income	$1,928	$1,905	$1,889	$1,101	$1,600

PER SHARE DATA:
Net income:	$2.98	$2.93	$2.90	$1.67	$2.41

Cash dividends	$1.40	$1.30	$1.20	$1.10	$1.00

          Additional information required under Securities Act Industry Guide 3 for Bank Holding Companies follows:

Distribution of Assets, Liabilities & Shareholders’ Equity;
Interest Rates and Interest Differential

	2002			2001			2000

	Avg Bal	Interest	Yield/Rate	Avg Bal	Interest	Yield/Rate	Avg Bal	Interest	Yield/Rate

	(in thousands of dollars)			(in thousands of dollars)			(in thousands of dollars)
Interest Earning Assets:
Federal funds sold	$2,711	$45	1.66%	$1,421	$45	3.17%	$965	$61	6.32%
Securities:
Taxable	41,483	2,258	5.44	37,153	2,280	6.14	37,165	2,281	6.14
Tax-exempt (1)	7,845	487	6.21	5,209	371	7.12	6,847	503	7.35
Loans (net of unearned interest) (1) (2)	112,713	8,945	7.94	106,154	9,300	8.76	93,339	8,510	9.12

Total interest earning assets (1)	164,752	11,735	7.12	149,937	11,996	8.00	138,316	11,355	8.21
Nonearning assets:
Cash and due from banks	4,491			3,978			3,800
Bank premises and equipment, net	2,919			2,580			1,635
Other assets	4,504			3,174			1,651
Allowance for loan losses	(1,366)			(1,254)			(1,085)

Total assets	$175,300			$158,415			$144,317

Interest Bearing Liabilities:
Savings deposits	$24,527	379	1.54	$21,469	422	1.97	$21,124	477	2.26
Time deposits	65,334	2,687	4.11	59,208	3,083	5.21	52,044	2,644	5.08
NOW accounts	27,947	478	1.71	24,082	595	2.47	22,083	600	2.72
Money market accounts	5,810	84	1.45	5,669	119	2.10	5,964	123	2.06
Borrowings	11,859	344	2.90	10,993	457	4.16	10,481	581	5.54

Total interest bearing liabilities	135,477	3,972	2.93	121,421	4,676	3.85	111,696	4,425	3.96
Noninterest bearing liabilities:
Demand deposits	18,562			16,754			15,357
Other liabilities	1,498			1,729			768
Shareholders’ equity	19,763			18,511			16,496

Total liabilities and shareholder’s equity	$175,300			$158,415			$144,317

Net interest income (1)		$7,763			$7,320			$6,930

Net interest income to average earning assets (1)			4.71%			4.88%			5.01%

(1) Yields on tax-exempt holdings are expressed on a tax equivalent basis using a 34% tax rate.

(2) For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding.

Rate Volume Analysis

          The following table sets forth a summary on the changes in interest earned and interest expense  detailing the amounts attributable to (i) changes in volume (change in the average volume times the prior year’s average rate), (ii) changes in rate (change in the average rate times the prior year’s average volume).  The changes in rate/volume (change in the average volume times the change in the average rate), has been allocated to the changes in volume and  changes in rate in proportion to the relationship of the absolute dollar amounts of the change in each.

	2002 Compared to 2001			2001 Compared to 2000

	Increase/Decrease Due to			Increase/Decrease Due to

	(in thousands of dollars)

	Volume	Rate	Total	Volume	Rate	Total

Interest earned on:
Federal funds sold	$28	$(28)	$—	$22	$(38)	$(16)
Taxable securities	252	(274)	(22)	(1)	—	(1)
Tax-exempt securities	169	(53)	116	(117)	(15)	(132)
Loans	551	(906)	(355)	1,136	(346)	790

Total interest earned	1,000	(1,261)	(261)	1,040	(399)	641

Interest expense on:
Savings deposits	56	(99)	(43)	7	(62)	(55)
Time deposits	298	(694)	(396)	370	69	439
NOW accounts	85	(202)	(117)	52	(57)	(5)
Money market accounts	3	(38)	(35)	(6)	2	(4)
Other borrowing	34	(147)	(113)	27	(151)	(124)

Total interest expense	476	(1,180)	(704)	450	(199)	251

Net interest income	$524	$(81)	443	$590	$(200)	$390

Securities Portfolio

          Presentation of the amortized cost of securities as of December 31, 2002 and 2001 may be found in Note 3 to the accompanying consolidated financial statements.

          The following table sets forth the maturities of securities as of December 31, 2002 and the weighted average yields of such securities (calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security).

	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(in thousands of dollars)
U.S. Treasury and other U.S. government agencies and corporations	$5,243	5.71%	$27,639	4.50%	$—	—%	$—	—%	$32,882	4.70%
State and political subdivisions (1)	596	4.40	3,582	6.63	4,595	5.55	—	—	8,773	5.91
Other securities	5,231	6.43	4,683	7.01	—	—	644	3.72	10,558	6.52

Total	$11,070	5.98%	$35,904	5.04%	$4,595	5.55%	$644	3.72%	$52,213	5.27%

          The portfolio contains no securities of any single issuer in which the aggregate amortized cost of such securities exceeds ten percent of shareholders’ equity.

(1)	Tax-equivalent adjustments, using a rate of 34%, have been made in calculating yields on obligations of state and political subdivisions.

Loan Portfolio

Types of Loans

          The distribution of loans by major category as of December 31, 2002 and 2001 may be found in Note 4 to the accompanying consolidated financial statements.  All loans in the portfolio are domestic in nature.

Loan Maturities and Interest Rate Sensitivity

          Note 4 to the accompanying consolidated financial statements also provides data concerning the contractual maturities of loans, including commercial, financial and agricultural loans as well as real estate construction loans, as of December 31, 2002.  Also provided are the amounts due after one year classified as fixed rate and variable rate loans.

Risk Elements

Nonperforming Loans

          Nonperforming loans consist of loans in nonaccrual status, loans which are past due 90 days or more and still accruing interest and restructured loans.  A table detailing the amounts of these loans as of December 31, 2002 and 2001 is presented as part of the management’s discussion and analysis section of this report.

          Loans are generally placed on nonaccrual status when they are past due 90 days as to principal or interest unless they are both well secured and in the process of collection.  Disclosure of the amount of such loans, as well as the amount of income which would have been recognized under their original terms, may be found in Note 5 to the accompanying consolidated financial statements.  No income was recorded on these loans in 2002.

Potential Problem Loans

          As stated in Note 5 to the accompanying consolidated financial statements, the company identified no loans which it classified as impaired due to doubts about the borrowers ability to repay as called for in the loan documents at December 31, 2002.

Loan Concentrations

          Information concerning loan concentrations is provided in Note 4 to the accompanying consolidated financial statements.

Summary of Loan Loss Experience

          Note 5 to the accompanying consolidated financial statements presents an analysis of the allowance for loan losses for the years ended December 31, 2002, 2001 and 2000.

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

          The ratio of net losses to average loans outstanding was .27% in 2002, .09% in 2001 and .13% in 2000.

          The following table shows an allocation of the allowance for loan losses for the two years ended December 31, 2002 and 2001.

	December 31

	2002		2001

	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

	(in thousands of dollars)
Commercial, financial and agricultural	$918	18%	$621	15%
Real estate - construction	17	2	29	4
Real estate - mortgage	164	67	412	65
Installment and other	103	13	127	16
Unallocated	184	N/A	209	N/A

Total	$1,386	100%	$1,398	100%

Deposits

          The average daily amount of deposits and the rates paid on those deposits for the years ended December 31, 2002, 2001 and 2000 were previously presented in the Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential.

          A table summarizing the maturities of time certificates of deposit, including individual retirement accounts, of $100,000 or more as of December 31, 2002 may be found in Note 7 to the accompanying consolidated financial statements.  There were no other time deposits of $100,000 or more at that date.

Return on Equity and Assets

          The following table shows consolidated operating and capital ratios for the periods indicated.

	Year Ended December 31

	2002	2001	2000

Return on average assets	1.10%	1.20%	1.31%
Return on average equity	9.77	10.29	11.45
Dividend payout ratio	46.98	44.37	41.38
Average equity to assets ratio	11.27	11.69	11.43

Short-term Borrowing

          Information concerning the company’s short-term borrowing is presented in Note 11 to the accompanying consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis presents the significant changes in the financial condition and results of operations of Citizens Financial Corp. and its subsidiaries, Citizens National Bank of Elkins, and Citizens Financial Services, LLC, for the periods indicated.  This discussion and analysis should be read in conjunction with the company’s 2002 Annual Report to Shareholders and Form 10-K.  Because the primary business activities of Citizens Financial Corp. are conducted through the bank, this discussion focuses primarily on the financial condition and operations of the bank.  This discussion may contain forward looking statements based upon management’s current expectations.  This forward looking information involves uncertainties including those associated with interest rates and the general economic environment, regulations, competitive changes and other risks.  Forward looking statements can be identified by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plans”, “intends”, or similar words.  The company does not undertake to update any forward looking statements.  When provided, management intends forward looking information to assist readers in understanding anticipated future operations and management includes them pursuant to applicable safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Actual results may differ materially.  Amounts and percentages used in this discussion have been rounded.

Results of Operations

Earnings Summary

          Net income for the three years ended December 31, 2002, 2001, and 2000 was $1,928,000, $1,905,000 and $1,889,000, respectively.  On a per share basis, both primary and fully diluted, net income was $2.98, $2.93 and $2.90 in each period, respectively.  The return on average assets was 1.10% in 2002, 1.20% in 2001, and 1.31% in 2000 while the return on average equity was 9.77%, 10.29% and 11.45% in the same periods.  A more detailed discussion of the factors influencing the company’s results of operations and financial condition is presented in the following sections of this report.

Net Interest Income

          Net interest income is the primary component of Citizens’ earnings. It is the difference between interest and fee income generated by interest earning assets and interest expense incurred to carry interest bearing liabilities.  Net interest income is impacted by changes in the volume and mix of interest earning assets and interest bearing liabilities as well as by changes in the interest rates, maturities, and repricing characteristics associated with those assets and liabilities.  The bank attempts to maximize net interest income by determining the optimal product mix in light of current and expected yields on assets, cost of funds and economic conditions while maintaining an acceptable degree of risk.

          Tax equivalent net interest income totaled $7,763,000 in 2002 compared to $7,320,000 in 2001 and $6,930,000 in 2000 resulting in net interest margins of 4.71%, 4.88% and 5.01%, respectively.  Net interest margin expresses tax equivalent net interest income relative to average earning assets.

          With equity markets continuing to perform poorly and the bank’s ongoing expansion into newer markets, the company continued to seek growth in selected time deposits as well as other low cost funds such as demand deposits, savings, money market and interest bearing checking accounts in 2002.  This effort resulted in a $14,056,000 increase in average interest bearing liabilities and also allowed average interest earning assets to rise by $14,815,000.  The impact of this growth, which is known as the volume variance, resulted in a $1,000,000 improvement in interest income and a $476,000 increase in interest expense.  Thus, the net affect of this growth was a $524,000 increase in net interest income and is the major cause of the higher amount of net interest income recognized in 2002.

          As noted earlier, changes in interest rates can also impact net interest income.  Citizens’ efforts to limit the impact of changing interest rates on net interest income were quite successful.  This impact is called the rate variance and, like the volume variance, can be specifically computed.  In 2002, lower interest rates had the effect of reducing interest income by $1,261,000 but also of reducing interest expense by $1,180,000.  The total impact of falling interest rates during the year, then, was to reduce net interest income by just $81,000.  In summary, Citizens’ net interest income increased in 2002 because the positive impact of the balance sheet growth exceeded the negative impact of falling interest rates.  Because the improvement in net interest income was not proportionate to the rise in average earning assets, however, the net interest margin fell.  At 4.71%, however, the net interest margin remains well above the most recently published peer group average of 4.50%.

          To a large degree, this strategy of seeking growth in a falling interest rate environment was a repeat of what occurred in 2001 when tax equivalent net interest income increased by $390,000 as average earning asset growth of $11.6 million caused net interest income to rise $590,000 while lower interest rates resulted in a $200,000 reduction in net interest income.

          Citizens’ ability to maintain its level of net interest income is crucial to its financial performance.  Looking forward, the company again expects to pursue its growth strategy in 2003 while interest rates are expected to remain relatively low.  Reductions in the rates paid on deposits in the later parts of 2002 should help minimize the rate variance. Other variables which are key to the management of net interest income, as well as the methods used to do so, are discussed in the “Market Risk” portion of the company’s Form 10-K.  Additional details may also be found in the “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rate and Interest Differential” and “Rate Volume Analysis” sections of the Form 10-K.

Provision for Loan Losses

          The provision for loan losses represents management’s estimate of the amount to be charged against current earnings to maintain the allowance for loan losses at a level management considers adequate to provide for losses that can be reasonably anticipated based on quarterly evaluations of the loan portfolio.  The provision for loan losses totaled $288,000 in 2002, $347,000 in 2001 and $264,000 in 2000.

          Because the amount of the provision for loan losses is a function of management’s overall assessment of loan quality and the adequacy of the allowance for loan losses, we direct you to the “Allowance for Loan Losses” section of this report where we discuss the estimation methods and assumptions management used in analyzing the allowance, as well as specific comments regarding loan quality, trends, concentrations and other factors.

Noninterest Income

          Defined as all revenues not related to interest and fee income related to earning assets, noninterest income has taken on greater significance to Citizens for several reasons.  Among these reasons are the rising level of competition from both bank and nonbank financial services providers, the restrictions that competition may place on the pricing of interest bearing assets and liabilities and the impact of a slow economy on loan demand. Consequently, Citizens has broadened its sources of noninterest income beyond its traditional banking and trust services to include brokerage, secondary market mortgage processing and insurance services.  As a result, noninterest income as a percentage of total income increased to 10.5% in 2002 compared to 8.7% in 2001 and 8.1% in 2000.  Relative to average total assets, noninterest income was .77% which approximates the national peer average.

          Total noninterest income was $1,353,000 in 2002 compared to $1,131,000 in 2001 and $979,000 in 2000.  Much of the $222,000 increase in 2002 is due to the success of the bank’s secondary market mortgage program.  This program, which has benefited from low mortgage rates, was started in the fourth quarter of 2001 and generated fee income of $232,000 in 2002 and $57,000 in 2001.  Under this program the bank processes loan applications for a fee while loan approval decisions, underwriting and loan funding are done by unrelated mortgage companies.

          One component of noninterest income, brokerage income, decreased to $58,000 in 2002 compared to $120,000 in 2001 and $95,000 in 2000.  This decrease reflects the continuing downturn in the equity markets and the customers’ hesitancy to invest as well as the lack of a licensed broker for several months.  The bank did retain a new broker in January, 2003, and hopes to quickly regain stability within this program. Other components of noninterest income, including trust income, service fees and other noninterest income all performed well in 2002 reflecting the bank’s growing customer base.  Noninterest income generated from the one new office opened in 2002 totaled $20,000 while fees earned by the bank’s older branches also improved.

          In 2001, noninterest income increased $153,000 reflecting a full year impact of the two branch facilities that were opened during 2000, the momentum and continuity which had been established in the brokerage operation at that time and the opening of the bank’s secondary market loan service. Only other noninterest income decreased materially in 2001.  This was the result of decreases in the sale of promotional coins as well as in the amount of gains realized from the sale of repossessed properties.  In addition, the year 2000 included the one time recognition of $30,000 of income when an insurance carrier used for one of the bank’s employee benefit plans converted from a mutual company to a stock company.

          Management expects noninterest income to continue to play an important role in overall profitability in the future but no additional product or service offerings are planned at this time.

Noninterest Expense

          Noninterest expense includes all items of expense other than interest expense, the provision for loan losses and income taxes.  Historically, Citizens’ noninterest expense has been higher than its peer average and, with the addition of three new branches including two de novo branches since 2000, noninterest expense has risen over the last three years.  Total noninterest expense was $5,692,000 in 2002, $5,035,000 in 2001 and $4,582,000 in 2000. Of the $657,000 increase in 2002, $252,000 was related to the opening of a new branch facility in January.  Two other branches, opened in May and November of 2000, accounted for $352,000 of the total increase of $453,000 in 2001.

          Salaries and employee benefits is the largest component of noninterest expense totaling $3,023,000 in 2002, or 53.1% of all noninterest expenses. The increase in salaries and benefits for the year was $374,000.  Of this amount, $323,000 was the result of increased salaries.  The increase in salaries was unusually large due to a compensation agreement with the bank’s employee mortgage broker who received a base salary as well as a percentage of gross commissions generated by the program.  In addition to this, normal merit increases and the need to staff an additional facility also caused salary expense to increase.

          The bank provides a very competitive benefit plan to its employees including fully paid medical coverage for employees as well as their spouses and dependents.  Because this plan is self-funded, lower medical claims in 2002 allowed the total cost of the program to decrease by $65,000.  By contrast, the cost of medical coverage is rising nationally. Unfortunately, this savings was offset by a rise in pension costs.  Effective January 1, 2003, the bank adopted an Executive and Director Supplemental Retirement Plan.  See Note 10 of the accompanying consolidated financial statements for further details.  Management does not expect the implementation of this benefit plan to have a significant, negative impact on future earnings.

          Higher janitorial, utility and property insurance costs caused net occupancy expense to rise $15,000, or 6.1%, while an increase in depreciation on equipment and furnishings resulted in a $20,000 increase in equipment expense.  Data processing expense increased by $50,000 due to an increase in the number of customer accounts being processed as well as the expansion of the bank’s ATM network.  Management expected these increases and  believes they are reasonable in light of the expansion.

          Other noninterest expense increased by $153,000, or 18.6%, in 2002. This is the result of several factors.  Telephone costs, particularly line costs to the new facility, increased by $23,000; increased credit inquiries partly from the secondary market mortgage program totaled $27,000; fees paid to the OCC and FDIC rose by $14,000 as a result of asset growth;

educational costs increased by $7,000; losses on the sale of foreclosed properties increased $37,000; fees paid to correspondent banks including the Federal Reserve and Federal Home Loan Bank rose $15,000; and taxes such as franchise tax and business and occupation tax increased $27,000. With the exception of the losses on foreclosed properties, these are all recurring business expenses.

          The remaining noninterest expense items including director fees, postage and professional fees all increased in the normal course of business.

          In 2001, total noninterest expense increased $453,000 and, as noted previously, $352,000 was related to new branching activity.  It was this expansion which caused occupancy expense to rise $46,000 and equipment expense to increase $95,000.  Expansion and an increased customer base were also the primary causes of increased data processing and postage costs.

          Professional service expenses decreased for the second consecutive year in 2001 as costs related to loan matters, which peaked in 1999 when significant charge-offs occurred, continued to fall.  Other noninterest expense also fell during the year, despite increases in expenses related to the new branch activities, as expenses related to the acquisition, maintenance and sale of foreclosed properties dropped by $141,000.

          Noninterest expense is expected to increase again in 2003 as plans for another de novo branch and upgrading and expanding an existing branch are being made. These activities are not expected to depress earnings, however, as current projections indicate net income levels can be maintained barring any unforeseen negative developments.

Income Taxes

          Income tax expense for the years 2002, 2001 and 2000 was $992,000, $997,000 and $973,000, respectively.  Included in these figures are both federal and state income taxes.  These figures represent effective tax rates of 34.0%, 34.4% and 34.0% in the respective years.  The company has not been subject to the federal alternative minimum tax during any of the periods covered by this report.  Note 9 of the accompanying consolidated financial statements provides further information and additional disclosure of the significant components influencing the company’s taxes.

Financial Condition

Summary

          Citizens’ total assets of $182,400,000 at December 31, 2002, were $15,581,000, or 9.3%, more than at December 31, 2001 and reflect strong deposit growth in the Elkins and Marlinton markets.  Because deposit growth was stronger than that of the loan portfolio, asset growth was split between loans and investment securities.  Average assets for the year were $175,300,000 including average earning assets of $164,752,000.  A further discussion of the company’s major balance sheet categories, as well as liquidity and capital resources, follows.

Loan Portfolio

          Total loans at December 31, 2002 of $116,668,000 were $8,091,000, or 7.5%, more than at year-end 2001 and represented 64.0% of total assets. Average total loans for the year were $111,642,000.  Most of this increase occurred at the new Marlinton location as well as the nearby Snowshoe location with both experiencing strong demand for mortgage loans.  As has historically been the case, lending activity was primarily funded by deposit growth.

          At $77,937,000, the mortgage portfolio grew by $7,656,000 in 2002 and easily remains the company’s largest loan portfolio.  Throughout 2002 demand for mortgage loans was strong nationwide reflecting the favorable rates available to borrowers.  While many borrowers sought to lock in these low rates by obtaining fixed rate mortgage loans, nearly all of Citizens’ mortgage loans carry a variable rate and many have reached their interest rate floor.  Citizens prefers to satisfy the demand for fixed rate mortgages through its secondary market mortgage program which was explained in the noninterest income section of this discussion.  By using this approach the bank avoids undesirable interest rate risk and maintains its relationships with customers rather than selling those relationships to entities which are unfamiliar to local residents.

          Through the efforts of the bank’s commercial lending and business development personnel, the bank was able to cultivate selected commercial relationships resulting in a $4,079,000 increase in the commercial loan portfolio to $20,820,000.  These loans are made to a variety of businesses including those in the automobile, lumbering and tourism industries.  Like mortgage loans, most commercial loans carry a variable interest rate  usually tied to the prime rate.

          Unlike mortgage and commercial lending, the company’s portfolio of consumer loans decreased by $2,233,000 in 2002 to $13,657,000.  Demand for consumer loans was weak throughout the bank’s market area with only the new Marlinton office showing an increase in consumer lending.  This is the result of two major factors.  First, much of the bank’s consumer lending is for the purchase of automobiles.  During 2002, many automobile manufacturers offered superior financing plans which not only reduced the banks’ new car business but also helped shift used car purchases to the new car market.  Secondly, due to our nation’s slow economy and weak stock market, the bank tightened credit standards for consumer loans as a means of maintaining credit quality.

          Management expects many of these same factors to influence loan demand in 2003.  However, continued loan growth is expected in selected markets, and the company expects its gross loan to deposit ratio, which was 79.0% at year-end 2002, to remain stable.  Additional information concerning the company’s loan portfolio, including data on loan mix, maturities and concentrations may be found in Note 4 to the accompanying consolidated financial statements while Note 12 provides a discussion of the bank’s commitments to lend.

Allowance for Loan Losses and Credit Quality

          To maintain an allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated, the company conducts comprehensive, ongoing reviews of its loan portfolio and evaluates the adequacy of the allowance for loan losses on a quarterly basis.  These evaluations consider the potential loss in specifically identified loans in addition to homogeneous pools of loans.

          Loans which are specifically analyzed include all loans with balances in excess of $250,000, all loans past due 90 or more days and those placed on the company’s internally generated watch list.  Management develops this list from various sources including past due loan reports, previous internal and external loan evaluations and knowledge of each borrower’s financial situation.  This list contains loans with possible weaknesses regarding collectibility, performance or the adequacy of collateral.

          Loans that management places on the watch list are given a classification based on their perceived risk using a method similar to that of the bank’s primary regulatory agency.  After management determines the watch list to be complete, detailed reviews of each loan are made.  Based on the results of these reviews, specific reserves for potential losses are identified.

          Potential losses for loans not specifically analyzed are quantified by applying historical loss factors to pools of loans.  Separate pools, and separate loss factors, are used for each of the company’s major loan portfolios.  The bank may assign additional loss exposure for changes in economic conditions, trends in past due loans, changes in lending policies or staff, concentrations of credit, unused lines or letters of credit and other factors.  Finally, because these methods carry inherent imprecision and subjectivity, the company establishes an additional reserve for losses that are likely to exist at the evaluation date but may not have been quantified by the specific, pooled, or other analyses.  The company aggregates these unallocated losses with the losses identified in the specific, pooled, and other analyses.  Based on this aggregate total, the allowance for loan losses is adjusted as necessary through a provision for loan losses.

          At December 31, 2002, Citizens’ allowance for loan losses totaled $1,386,000, or 1.19% of gross loans compared to $1,398,000, or 1.29%, at December 31, 2001.  Although the size of the loan portfolio increased by $8,091,000 in the last twelve months, past due and nonperforming loans, particularly those seriously past due, have improved as shown in the table below:

	December 31

	2002	2001

	(in thousands of dollars)
Nonaccrual loans	$14	$30
Loans past due 90 days or more still accruing interest	57	337
Restructured loans	—	—

Total nonperforming loans	71	367

Loans past due 30-89 days	2,151	1,938

Total past due and nonperforming loans	$2,222	$2,305

          This improvement resulted from strengthened loan procedures including more active involvement of loan officers in the collection of loans, tightening credit standards and reducing loan volume goals in areas experiencing particular economic difficulties.  The company instituted these stronger procedures  as a means of maintaining credit quality and, despite any signs of weakness in the economy, management believes it has been successful in this effort.

          Among the bank’s three major loan portfolios, historical data suggests the largest portfolio, real estate loans, carries the least amount of credit risk while proportionately greater risk is found in the much smaller commercial loan portfolio.  As of December 31, 2002, approximately 66% of the allowance for loan losses may be attributed to perceived risk within the commercial loan portfolio compared to only 44% last year.  Included in this portfolio are concentrations of loans in the automobile and lumber industries as explained in Note 4 to the accompanying consolidated financial statements.  The increased risk is primarily attributed to a deterioration in the financial condition of certain automobile  dealers.  The company has significant experience in lending to these industries, however, and is satisfied that it has properly identified the risk in these loans.  Risk associated with the real estate and installment portfolios approximate 13% and 8% of the allowance, respectively.  The unallocated portion of the portfolio comprises the remaining 13% of the allowance compared to 15% at December 31, 2001.

          Net charge-offs for 2002 did increase to $300,000 from $101,000 in 2001.  For the most part, this is the result of the failure of one commercial loan, which was not in either the automobile or lumber industry, causing a charge-off of $134,000.  This risk was specifically identified in the company’s regular loan review process.  Additional analysis of the allowance for loan losses may be found in Note 5 to the accompanying consolidated financial statements.

Securities Portfolio and Federal Funds Sold

          The bank’s securities portfolio totaled $54,219,000 at December 31, 2002, which was 29.7% of total assets and $5,255,000 more than at year-end 2001.  On average, securities were $51,691,000 in 2002.  Rising deposit levels funded the increase.  The bank uses its securities portfolio as a means to employ funds not needed to satisfy loan demand in order to improve earnings while at the same time providing liquidity and balancing interest sensitivity concerns.  All securities are classified as available for sale.

          The bank continues to follow its practice of constructing a short-term laddered portfolio of U.S. government agency securities, bank qualified municipal debt, government agency mortgage backed securities and investment grade corporate debt.  Due to the economic and financial conditions facing many corporations, the bank purchased only one corporate obligation in 2002.  Instead, focus was placed on U.S. agency and agency backed mortgage securities which carry less credit risk.  Purchases of these items were limited to those with short durations to reduce interest rate risk, however.  Municipal holdings, with the exception of certain local issues, are insured and carry “A” ratings.

          As of December 31, 2002, the securities portfolio has a weighted average life of 2.49 years and a tax-equivalent yield of 5.27%.  Management expects its investing practices will likely follow these same strategies in 2003. Please refer to Note 3 to the accompanying consolidated financial statements for additional data about the securities portfolio including information on amortized cost, fair value, maturities, pledging and more.

          The bank generally tries to minimize its involvement in the overnight federal funds market preferring to fully utilize available funds for higher yielding loan and security alternatives while relying on maturing securities, loan repayments and deposit growth for liquidity.  Nonetheless, at any given time, the execution of specific investing or funding strategies, or normal fluctuations in deposit and loan balances, may require the bank to sell, or buy, funds on an overnight basis.  One such investing strategy was the bank’s decision to purchase $2,000,000 of bank owned life insurance (BOLI) during the third quarter of 2002.  Funds used to make this purchase were temporarily held in federal funds sold as management analyzed several different plans and carriers.  The purchase of this insurance product was made to fund certain retirement benefits for board members and executive officers who qualified and is reflected in the other assets section of the company’s balance sheet.  Further information on this plan is presented in Note 10 to the accompanying consolidated financial statements.

          As of the report date, the bank had no federal funds sold and $1,277,000 in overnight borrowings. For the year, federal funds sold averaged $2,711,000 while federal funds purchased averaged $382,000.

Deposits and Other Funding Sources

          Citizens experienced strong deposit growth in 2002 especially in the Elkins and Marlinton markets.  Total deposits at December 31, 2002, of $147,741,000 represented 81.00% of total assets and were up $15,989,000 from the previous year-end.  This 12.1% increase is the result of aggressive marketing in our newer locations, the promotion of specific benefits available in certain deposit products and, management believes, the continued poor performance of the equity markets and equity mutual funds.

          Noninterest bearing deposits increased $2,835,000 during the year while interest bearing deposits rose $13,154,000.  Among the interest bearing deposits offered by the bank, several were quite successful in 2002.  Savings accounts, money market accounts and interest bearing checking accounts all offer stability and a high degree of liquidity and increased by $6,499,000 during the year despite the low yields they offer. Time deposits are a common alternative to equity investments when equities perform poorly as they did in 2002.  Total time deposits increased $6,655,000 in 2002 including $2,514,000 in deposits of less than $100,000 and $4,141,000 in deposits of $100,000 or more, or “jumbo” deposits.

          Although customers remain hesitant to invest in long-term certificates of deposit, the bank was particularly successful in promoting its three year certificates.  These certificates, which allow the customer to add to, or withdraw from, the account as well as to take advantage of higher rates should they be offered, were very popular with new customers and those who had existing certificates maturing.  As a result, three year certificates increased by over $6.6 million.  Management believes these three year certificates represent a stable source of low cost funds.

          The increase in jumbo certificates was larger than expected and, since the bank does not solicit these deposits, is likely related to the poor performance of the equity markets and the continuing expansion of our branch network.  As shown in Note 7 to the accompanying consolidated financial statements, 42% of these certificates mature in 2003.  While the loss of these certificates could reduce liquidity, the bank has historically maintained good relationships with these customers and significant withdrawals have not been common.  Additional information on the bank’s liquidity is presented later in this report in the discussion of liquidity.

          While management expects deposits to increase again in 2003, particularly in certain markets, the rate of growth is expected to slow.

          In addition to deposits, the bank uses certain borrowings to fund its lending and operating activities.  Short-term borrowings include overnight funds purchased, which were $1,277,000 at year-end and repurchase agreements with several local entities.  These repurchase agreements totaled $9,118,000 at December 31, 2002 and have been maintained for a number of years.  Long-term borrowings of $1,879,000 increased by $1,091,000 during the year and are comprised of various borrowings from the Federal Home Loan Bank of Pittsburgh for the purpose of funding specific loans.  In 2002, $2,000,000 of such borrowings were obtained to fund a commercial loan.  Currently, the bank has no plans to acquire additional debt although the benefits of doing so when appropriate lending opportunities exist will be considered.

Capital Resources

          Citizens has historically maintained a very strong capital position and at $20,605,000, capital was 11.3% of total assets at December 31, 2002. During the year capital increased by $1,583,000 due to the retention of earnings and an increase in the market value of the available for sale securities portfolio.  Dividends for the year totaled $1.40 per share compared to $1.30 per share in 2001.  At these levels the dividend payout ratios were 47.0% in 2002 and 44.4% in 2001.

          The company’s stock remains thinly traded on the over the counter market under the symbol CIWV.  A total of 31,900 shares were traded during the year including the company’s purchase of 2,350 shares of treasury stock.  Treasury stock purchases are made from time to time on the open market as permitted under the company’s stock repurchase policy when the Board of Directors considers it to be in the best interest of the company to do so.  Such purchases had no adverse impact on either capital or liquidity.  The price of the company’s stock ranged from $29.06 to $37.98 and ended the year at $36.10.

          As explained in Note 13 to the accompanying consolidated financial statements, the company continues to exceed all regulatory capital requirements and dividend policy, which is a factor of earnings and the financial condition of the company, is expected to comply with applicable regulations.  A further analysis of the company’s capital may be found in the accompanying Statement of Changes in Stockholders’ Equity.  Currently,

management is not aware of any trends or uncertainties which may be expected to impair the company’s capital position.

Liquidity

          The objective of the company’s liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of customers, the credit needs of borrowers, and to provide for other operational needs.  Management believes that efficiently managing liquidity minimizes the bank’s involvement in the overnight federal funds markets and enhances earnings.  Liquidity is provided by various internal sources including unpledged investment securities, federal funds sold, loan repayments and the ability to maintain a stable or growing deposit base. In addition, external sources of liquidity are also available from correspondent banks.  Unused lines of credit with these banks approximate $63,000,000 and are available to provide liquidity in the event it is needed.

          Tests utilizing expected loan, deposit and investment security levels are regularly performed to project liquidity needs.  Although these expected levels can change, at December 31, 2002, these tests indicate the bank has sufficient liquidity to satisfy anticipated needs over the next twelve months.  The company has not, and does not expect to, raise funds through brokered deposits, wholesale certificates of deposit, internet services, or other nontraditional sources.  At the present time, management is unaware of any matters which are likely to impair the company’s liquidity.

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

          However, inflation does affect noninterest expenses such as personnel costs and the cost of services and supplies used by the company. Management attempts to offset such increases by controlling the level of noninterest expenditures and increasing levels of noninterest income.  Because inflation rates have generally been low during the time covered by the accompanying consolidated financial statements, the impact of inflation on the company’s earnings has not been significant.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          The primary form of market risk facing Citizens is interest rate risk. This is the risk that changes in the interest rates earned on loans, securities and other interest earning assets as well as in the interest rates paid on interest bearing liabilities could negatively impact earnings.  The company has an active asset/liability management committee which attempts to minimize this risk.  This is done by controlling the mix and maturities of interest sensitive assets and liabilities.

          The bank uses several techniques to monitor and control interest rate risk including gap analysis, interest rate shock testing and simulation modeling.  Gap analysis is a static measure and does not consider future changes in the volume of rate sensitive assets and liabilities or the possibility that interest rates of various products may not change by the same amount or at the same time.  Therefore, certain assumptions must be made in constructing the gap.  The company monitors its gap on a monthly basis.  The company’s gap position at December 31, 2002 is presented in the following table:

GAP Analysis Table
(in thousands)

	1 year	2 years	3 years	4 years	5 years	5+years	Total

Rate Sensitive Assets
Securities	$11,297	$12,991	$9,861	$8,900	$5,769	$5,401	$54,219
Loans	79,764	13,028	6,571	3,693	2,858	10,754	116,668

Total	$91,061	$26,019	$16,432	$12,593	$8,627	$16,155	$170,887
Rate Sensitive Liabilities
Deposits	$93,798	$15,526	$16,134	$1,121	$1,120	$—	$127,699
Borrowings	11,057	691	241	6	154	124	12,273

Total	$104,855	$16,217	$16,375	$1,127	$1,274	$124	$139,972
GAP	$(13,794)	$9,802	$57	$11,466	$7,353	$16,031	$30,915
Cumulative GAP	$(13,794)	$(3,992)	$(3,935)	$7,531	$14,884	$30,915	$30,915
GAP:Total Assets	(7.56)%	5.37%	.03%	6.29%	4.03%	8.79%	16.95%
Cumulative GAP:Total Assets	(7.56)%	(2.19)%	(2.16)%	4.13%	8.16%	16.95%	16.95%

          Because gap is a static analysis, its near-term measure can be more meaningful than its longer-term measures.  As the table shows, over the next year $13,794,000 more rate sensitive liabilities than rate sensitive assets are subject to repricing.  Traditional theory indicates that in a falling interest rate environment this could result in increased earnings. However, many economists believe interest rates are nearing their low point and could begin moving up sometime in 2003.  In this environment, gap theory indicates Citizens earnings could fall.

          The company also performs interest rate shock tests on a quarterly basis.  Such tests project net interest income given an immediate and sustained change in interest rates of 100, 200 and 300 basis points applied to all interest earning assets and interest sensitive liabilities.  At December 31, 2002, these tests indicate a sustained increase in interest rates of 300 basis points would reduce net interest income by 10.99%.  The tests show a decrease in rates of the same amount would also cause a reduction in net interest income of 6.42%.  This is because some interest rates now being paid on deposits are less than 3 percent and could not fall by 300 basis points while the return generated by earning assets could fall by that amount.  Although this is contrary to gap theory, the interest rate shock tests do help define the boundaries of interest rate risk.

          In all likelihood, an immediate and sustained change in interest rates of this type would not occur since, as noted earlier, interest rates of various products do not change alike.  Some rate changes are tied to changes in indexes such as the prime rate and cannot be controlled by the bank.  Other rates, such as those paid on savings and money market accounts, are controlled by the bank.  The banks’ ability to control the rates paid on these types of deposits in a key tool in the management of interest rate risk which is not captured by either gap analysis or rate shock testing.  For this reason simulation modeling is also used to project earnings under various assumptions relative to interest rates and the level and mix of interest earning assets and interest bearing liabilities.

Item 8. Financial Statements and Supplementary Data

CITIZENS FINANCIAL CORP.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001

	2002	2001

ASSETS
Cash and due from banks	$4,789,115	$4,734,676
Securities available for sale	54,219,132	48,964,467
Loans, less allowance for loan losses of $1,385,625 and $1,397,528, respectively	115,186,861	107,074,843
Bank premises and equipment, net	3,145,961	2,657,880
Accrued interest receivable	1,161,541	1,208,222
Other assets	3,897,779	2,178,782

Total assets	$182,400,389	$166,818,870

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$20,042,463	$17,207,329
Interest bearing	127,698,528	114,544,606

Total deposits	147,740,991	131,751,935
Short-term borrowings	10,394,745	13,921,675
Long-term borrowings	1,878,568	787,523
Other liabilities	1,781,110	1,335,390

Total liabilities	161,795,414	147,796,523

Commitments and contingencies
Shareholders’ equity
Common stock, $2.00 par value, authorized 2,250,000 shares, issued 750,000 shares	1,500,000	1,500,000
Additional paid-in capital	2,100,000	2,100,000
Retained earnings	17,912,258	16,890,758
Accumulated other comprehensive income	1,243,664	606,155
Treasury stock at cost, 103,477 and 101,127 shares, respectively	(2,150,947)	(2,074,566)

Total shareholders’ equity	20,604,975	19,022,347

Total liabilities and shareholders’ equity	$182,400,389	$166,818,870

See Notes to Consolidated Financial Statements

CITIZENS FINANCIAL CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For The Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Interest income
Interest and fees on loans	$8,893,876	$9,259,327	$8,479,351
Interest and dividends on securities:
Taxable	2,258,450	2,280,396	2,281,492
Tax-exempt	321,316	244,993	332,024
Interest on federal funds sold	44,997	44,777	61,113

Total interest income	11,518,639	11,829,493	11,153,980

Interest expense
Interest on deposits	3,628,492	4,219,704	3,843,844
Interest on short-term borrowings	278,382	411,669	530,119
Interest on long-term borrowings	65,107	45,353	50,557

Total interest expense	3,971,981	4,676,726	4,424,520

Net interest income	7,546,658	7,152,767	6,729,460
Provision for loan losses	288,272	347,380	263,969

Net interest income after provision for loan losses	7,258,386	6,805,387	6,465,491

Noninterest income
Trust income	232,197	204,843	206,345
Service fees	611,391	545,307	424,264
Insurance commissions	54,386	55,503	17,653
Securities gains (losses)	—	1,133	(14,201)
Brokerage fees	58,313	120,408	95,368
Secondary market loan fees	232,298	57,088	—
Other	164,896	146,968	249,144

Total noninterest income	1,353,481	1,131,250	978,573

Noninterest expense
Salaries and employee benefits	3,023,267	2,648,880	2,312,076
Net occupancy expense	260,432	245,437	199,098
Equipment rentals, depreciation and maintenance	426,538	406,440	311,786
Data processing	454,013	403,570	354,166
Director fees	183,350	174,516	139,604
Postage expense	147,165	130,965	98,161
Professional service fees	87,456	75,278	142,120
Stationery	135,544	127,901	128,041
Other	974,638	821,816	896,657

Total noninterest expense	5,692,403	5,034,803	4,581,709

Income before income taxes	2,919,464	2,901,834	2,862,355
Income tax expense	991,907	997,099	973,112

Net income	$1,927,557	$1,904,735	$1,889,243

Basic and fully diluted earnings per common share	$2.98	$2.93	$2.90

Average common shares outstanding	647,720	650,032	651,995

See Notes to Consolidated Financial Statements

CITIZENS FINANCIAL CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For The Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Net Income	$1,927,557	$1,904,735	$1,889,243
Other comprehensive income:
Gross unrealized gains/(losses) arising during the period	1,087,492	943,514	757,100
Adjustment for income tax (expense)/benefit	(449,983)	(320,795)	(257,417)

	637,509	622,719	499,683

Less: Reclassification adjustment for (gains)/losses included in net income	—	(1,133)	14,201
Adjustment for income tax expense/(benefit)	—	386	(4,828)

	—	(747)	9,373

Other comprehensive income, net of tax	637,509	621,972	509,056

Comprehensive Income	$2,565,066	$2,526,707	$2,398,299

See Notes to Consolidated Financial Statements

CITIZENS FINANCIAL CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2002, 2001 and 2000

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre-hensive Income	Treasury Stock	Total Shareholders’ Equity

	Shares	Amount

Balance, December 31, 1999	750,000	$1,500,000	$2,100,000	$14,722,747	$(524,873)	$(1,843,582)	$15,954,292

Net income	—	—	—	1,889,243	—	—	1,889,243
Cost of 5,220 shares acquired as treasury stock	—	—	—	—	—	(180,985)	(180,985)
Cash dividends declared ($1.20 per share)	—	—	—	(781,434)	—	—	(781,434)
Net change in unrealized gain (loss) on available for sale securities	—	—	—	—	509,056	—	509,056

Balance, December 31, 2000	750,000	1,500,000	2,100,000	15,830,556	(15,817)	(2,024,567)	17,390,172

Net income	—	—	—	1,904,735	—	—	1,904,735
Cost of 1,739 shares acquired as treasury stock	—	—	—	—	—	(49,999)	(49,999)
Cash dividends declared ($1.30 per share)	—	—	—	(844,533)	—	—	(844,533)
Net change in unrealized gain (loss) on available for sale securities	—	—	—	—	621,972	—	621,972

Balance, December 31, 2001	750,000	1,500,000	2,100,000	16,890,758	606,155	(2,074,566)	19,022,347

Net income	—	—	—	1,927,557	—	—	1,927,557
Cost of 2,350 shares acquired as treasury stock	—	—	—	—	—	(76,381)	(76,381)
Cash dividends declared ($1.40 per share)	—	—	—	(906,057)	—	—	(906,057)
Net change in unrealized gain (loss) on available for sale securities	—	—	—	—	637,509	—	637,509

Balance, December 31, 2002	750,000	$1,500,000	$2,100,000	$17,912,258	$1,243,664	$(2,150,947)	$20,604,975

See Notes to Consolidated Financial Statements

CITIZENS FINANCIAL CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,927,557	$1,904,735	$1,889,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	351,939	300,690	210,400
Provision for loan losses	288,272	347,380	263,969
Deferred income tax expense (benefit)	43,922	(61,607)	(7,961)
Amortization of security premiums, net of accretion of security discounts	71,653	6,653	(7,891)
Amortization of goodwill	13,399	13,399	7,816
Securities (gains) losses	—	(1,133)	14,201
Other (gains) losses	38,913	(679)	(3,214)
(Increase) decrease in accrued interest receivable	46,681	6,583	(179,622)
Increase in other assets	(173,499)	(254,011)	(357,815)
Increase (decrease) in other liabilities	(4,264)	(52,799)	393,467

Net cash provided by operating activities	2,604,573	2,209,211	2,222,593

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	—	506,785	4,452,748
Proceeds from maturities and calls of securities available for sale	11,564,400	12,065,000	7,465,000
Principal payments received on securities available for sale	1,449,661	520,449	272,317
Purchases of securities available for sale	(17,252,886)	(18,782,411)	(12,200,682)
Loans made to customers, net	(8,186,883)	(6,701,105)	(16,575,751)
Purchases of bank premises and equipment	(840,301)	(615,316)	(1,175,474)
Purchase of life insurance contracts	(2,000,000)	—	—
Proceeds from sale of other real estate and other assets	145,142	178,391	937,721

Net cash used in investing activities	(15,120,867)	(12,828,207)	(16,824,121)

(Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposit, NOW, money market and savings accounts	9,334,531	3,406,483	5,301,152
Net increase in time deposits	6,654,525	6,826,581	5,985,406
Net increase (decrease) in short-term borrowings	(3,526,930)	1,554,976	3,193,738
Proceeds from long-term borrowings	2,000,000	—	—
Repayments of long-term borrowings	(908,955)	(80,163)	(74,959)
Dividends paid	(906,057)	(844,533)	(781,434)
Acquisition of treasury stock	(76,381)	(49,999)	(180,985)

Net cash provided by financing activities	12,570,733	10,813,345	13,442,918

Increase (decrease) in cash and cash equivalents	54,439	194,349	(1,158,610)
Cash and cash equivalents:
Beginning	4,734,676	4,540,327	5,698,937

Ending	$4,789,115	$4,734,676	$4,540,327

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest on deposits and on other borrowings	$4,031,808	$4,671,941	$4,373,238

Income taxes	$959,815	$1,030,186	$883,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Other real estate and other assets acquired in settlement of loans	$76,803	$311,813	$943,389

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1.  Significant Accounting Policies

     Nature of business:  Citizens Financial Corp. (Citizens) was incorporated on April 30, 1987.  The wholly-owned bank subsidiary, Citizens National Bank of Elkins (the bank), is a commercial bank with operations in Randolph, Tucker, Grant and Pocahontas Counties of West Virginia.  The bank provides retail and commercial loans, deposit, trust and brokerage services to customers in those counties and nearby areas.  During the year ended December 31, 2000, Citizens Financial Corp.  established a wholly-owned subsidiary, Citizens Financial Services, LLC, for the purpose of investing in ProServ Insurance Agency, LLC.  ProServ is a general insurance agency selling primarily property and casualty insurance and was established by the West Virginia Bankers Association.  Along with the other member banks, Citizens shares in the income and commissions of ProServ.  Citizens’ ownership in ProServ is less than 5%.

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

     Principles of consolidation:  The accompanying consolidated financial statements include the accounts of Citizens Financial Corp. and its wholly-owned subsidiaries, Citizens National Bank of Elkins and Citizens Financial Services, LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Securities:  Debt and equity securities are classified as held to maturity, available for sale or trading according to management’s intent.  The appropriate classification is determined at the time of purchase of each security and re-evaluated at each reporting date.

     Securities held to maturity - There are no securities classified as held to maturity in the accompanying consolidated financial statements.

     Securities available for sale - Securities not classified as held to maturity or as trading are classified as available for sale.  Securities classified as available for sale are those securities the bank intends to hold for an indefinite period of time, but not necessarily to maturity.  Available for sale securities are reported at fair value.  Unrealized gains or losses, adjusted for applicable income taxes, are reported as a separate component of shareholders’ equity.  All of the bank’s securities are classified as available for sale.

     Trading securities - There are no securities classified as trading in the accompanying consolidated financial statements.

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

     A loan is impaired when, based on current information and events, it is probable that the bank will be unable to collect all amounts due in accordance with the contractual terms of the specific loan agreement.  Impaired loans, other than certain large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, are reported at the present value of expected future cash flows discounted using the loan’s original effective interest rate or, alternatively, at the loan’s observable market price, or at the fair value of the loan’s collateral if the loan is collateral dependent.  The method selected to measure impairment is made on a loan-by-loan basis, unless foreclosure is deemed to be probable, in which case the fair value of the collateral method is used.

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

     Goodwill:  Goodwill is being amortized on a straight-line basis over a period of fifteen years and is also subject to annual impairment testing.  Unamortized goodwill totaled $166,372 and $179,771 at December 31, 2002 and 2001, respectively.  Additional information on accounting for goodwill is presented later in this Note in the discussion of New Accounting Pronouncements.

     Pension plan:  The subsidiary bank has a defined benefit pension plan covering substantially all employees.  Pension costs are actuarially determined and charged to expense.

     Postretirement benefits:  The subsidiary bank provides certain health care and life insurance benefits for all retired employees that meet certain eligibility requirements.  The bank’s share of the estimated costs that will be paid after retirement is generally being accrued by charges to expense over the employees’ active service periods to the dates they are fully eligible for benefits, except that the bank’s unfunded cost at January 1, 1993 is being accrued primarily on a straight-line basis through the year ending 2013.

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

     Basic and fully diluted earnings per share:  Basic and fully diluted earnings per common share is computed based upon the weighted average shares outstanding.  The weighted average shares outstanding were 647,720, 650,032 and 651,995 for the years ended December 31, 2002, 2001 and 2000, respectively.  During the years ended December 31, 2002, 2001 and 2000, the company did not have any potentially dilutive securities.

     Trust department:  Assets held in an agency or fiduciary capacity by the subsidiary bank’s trust department are not assets of the bank and are not included in the accompanying balance sheets.  Trust department income is recognized on the cash basis in accordance with customary banking practice.  Reporting such income on a cash basis rather than the accrual basis does not affect net income materially.

     Derivative Instruments and Hedging Activities:  The bank recognizes all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through income.  If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

     New Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which addresses the accounting and reporting for acquired goodwill and other intangible assets. Under the provisions of SFAS 142, goodwill and certain other intangible assets with indefinite useful lives are no longer amortized into net income over an estimated life, but rather are tested at least annually for impairment based on specific guidance provided in the new standard.  However, SFAS 142 did not supercede Statement of Financial Accounting Standards No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions (“SFAS 72”), and therefore, any goodwill accounted for in accordance with SFAS 72 will continue to be amortized and will also be subject to impairment testing under SFAS 142.  The company has adopted the provisions of SFAS 142 by performing the required impairment testing.  No impairment losses have been recognized in the accompanying consolidated financial statements as a result of those tests.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, Acquisition of Certain Financial Institutions (“SFAS 147”).  SFAS 147 is effective for relevant acquisitions on and after October 1, 2002 and removes acquisitions of financial institutions from the scope of SFAS 72 requiring that these transactions be accounted for in accordance with FASB Statement No. 141, Business Combinations, and SFAS 142.  In addition, SFAS 147 clarifies that the acquisition of a less-than-whole financial institution (e.g. a branch acquisition) that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill.  SFAS 147 also amends FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets.  The adoption of SFAS 147 did not impact the company’s financial position or its results of operations for the periods presented in these consolidated financial statements.

     Reclassifications:  Certain accounts in the consolidated financial statements for 2001 and 2000, as previously presented, have been reclassified to conform to current year classifications.

Note 2.  Cash Concentrations

     At December 31, 2002 and 2001, the bank had no cash concentrations.

Note 3.  Securities

     The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at December 31, 2002 and 2001, are summarized as follows:

	2002

	Amortized Cost	Unrealized		Carrying Value (Estimated Fair Value)

		Gains	Losses

Available for sale:
U.S. Government agencies and corporations	$25,858,418	$1,186,300	$—	$27,044,718
Mortgage-backed securities - U.S. Government agencies and corporations	7,024,097	120,673	—	7,144,770
Federal Reserve Bank stock	108,000	—	—	108,000
Federal Home Loan Bank stock	536,400	—	—	536,400
Corporate debt securities	9,913,777	389,152	9,259	10,293,670
Tax exempt state and political subdivisions	8,772,531	319,197	154	9,091,574

Total securities available for sale	$52,213,223	$2,015,322	$9,413	$54,219,132

	2001

	Amortized Cost	Unrealized		Carrying Value (Estimated Fair Value)

		Gains	Losses

Available for sale:
U.S. Government agencies and corporations	$21,539,277	$576,571	$70,642	$22,045,206
Mortgage-backed securities - U.S. Government agencies and corporations	3,658,600	8,972	52,969	3,614,603
Federal Reserve Bank stock	108,000	—	—	108,000
Federal Home Loan Bank stock	623,800	—	—	623,800
Corporate debt securities	14,897,242	479,821	20,568	15,356,495
Tax exempt state and political subdivisions	7,219,131	76,095	78,863	7,216,363

Total securities available for sale	$48,046,050	$1,141,459	$223,042	$48,964,467

     The maturities, amortized cost and estimated fair values of the company’s securities at December 31, 2002 are summarized as follows:

	Available for Sale

	Amortized Cost	Carrying Value (Estimated Fair Value)

Due within one year	$11,069,885	$11,296,604
Due after one through five years	35,903,536	37,521,355
Due after five through ten years	4,595,402	4,756,773
Due after ten years	—	—
Equity securities	644,400	644,400

Total	$52,213,223	$54,219,132

     Mortgage backed securities have remaining contractual maturities ranging from 2 to 18 years and are reflected in the maturity distribution schedule based on their anticipated average life to maturity, which ranges from 0.95 to 4.22 years.  Accordingly, discounts are accreted and premiums are amortized over the anticipated average life to maturity of the specific obligation.

     The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage-backed  securities, and the related gross gains and losses realized are as follows:

	Proceeds From			Gross Realized

Years Ended December 31,	Sales	Calls and Maturities	Principal Payments	Gains	Losses

2002
Securities available for sale	$—	$11,564,400	$1,449,661	$—	$—

2001
Securities available for sale	$506,785	$12,065,000	$520,449	$1,133	$—

2000
Securities available for sale	$4,452,748	$7,465,000	$272,317	$—	$14,201

     At December 31, 2002 and 2001 securities carried at $19,210,179 and $19,208,568, respectively, with estimated fair values of $20,171,096 and $19,760,967, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

     At December 31, 2002, the company had a concentration within its corporate debt securities classification which included obligations of banking and financial services industry companies with global operations having an approximate carrying value of $2,740,791 and an estimated fair value of $2,903,700.  There were no concentrations with any one issuer.

     Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities which are included in securities available for sale in the accompanying consolidated financial statements.  Such securities are carried at cost, since they may only be sold back to the respective issuer or another member at par value.

Note 4.  Loans

     Loans are summarized as follows:

	December 31,

	2002	2001

Commercial, financial and agricultural	$20,819,588	$16,740,643
Real estate - construction	2,688,643	3,753,382
Real estate - mortgage	77,936,759	70,280,695
Installment loans	13,656,644	15,889,191
Other	1,565,990	1,912,717

Total loans	116,667,624	108,576,628
Net deferred loan origination fees and costs	(92,840)	(101,897)
Less unearned income	(2,298)	(2,360)

Total loans net of unearned income and net deferred loan origination fees and costs	116,572,486	108,472,371
Less allowance for loan losses	1,385,625	1,397,528

Loans, net	$115,186,861	$107,074,843

     Included in the above balance of net loans are nonaccrual loans amounting to $13,972 and $29,757 at December 31, 2002 and 2001, respectively.  If interest on nonaccrual loans had been accrued, such income would have approximated $4,738, $1,122 and $4,974 for the years ended December 31, 2002, 2001 and 2000, respectively.

     In the past, the subsidiary bank has made loans, in the normal course of business, to its directors, executive officers and their related interests, and will continue to make such loans in the future.  At December 31, 2002 and 2001, outstanding loans of this nature totaled $4,251,912 and $4,299,370, respectively.

     The following presents the activity with respect to related party loans aggregating $60,000 or more to directors, executive officers, and their related interests of Citizens Financial Corp. and subsidiaries during the years ended December 31, 2002 and 2001:

	2002	2001

Balance, beginning	$4,165,503	$4,800,157
Additions	803,596	1,299,003
Amounts collected	(864,606)	(1,933,657)

Balance, ending	$4,104,493	$4,165,503

     The following represents the maturities and sensitivities of loans to changes in interest rates at December 31, 2002, without regard to scheduled periodic principal repayments on amortizing loans:

	Due Within 1 Yr	Due After 1 But Within 5 Yrs	Due After 5 Yrs	Total

Commercial, financial and agricultural	$2,200,675	$6,363,213	$12,255,700	$20,819,588
Real estate - construction	1,940,648	300,000	447,995	2,688,643
Real estate - mortgage	1,133,499	4,248,041	72,555,219	77,936,759
Net installment loans	1,116,798	12,000,282	539,564	13,656,644
Other	125,418	1,389,945	50,627	1,565,990

	$6,517,038	$24,301,481	$85,849,105	$116,667,624

Loans due after one year with:
Variable rates	$84,154,984
Fixed rates	25,995,602

Total	$110,150,586

     Concentrations of credit risk:  The company’s banking subsidiary, Citizens National Bank of Elkins, grants installment, commercial and residential loans to customers in central and eastern West Virginia in striving to maintain a diversified loan portfolio.  Nonetheless, concentrations of credit, defined as loans to a customer, the customers’ related parties, or to a number of customers operating in the same industry, which in the aggregate total 25% or more of capital can occur.  At December 31, 2002, the company had two such concentrations.

     Direct and indirect extensions of credit to automobile dealers, consisting of floor plan loans and other commercial loans which are generally secured by liens on the subject inventories or equipment, totaled approximately $10,961,000.  Additional collateral such as pledges of accounts receivable, real estate, or personal guarantees may also be required when granting these credits.  Extensions of credit to companies operating in the lumber industry and their related parties approximated $8,228,000.  These loans are generally made for the purpose of financing logging equipment and are typically secured by liens on the subject equipment.  Additional security, such as that previously noted, may also be required.  The bank evaluates each such customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained is based upon these credit evaluations.

Note 5.  Allowance for Loan Losses

     An analysis of the allowance for loan losses for the years ended December 31, 2002, 2001 and 2000, is as follows:

	2002	2001	2000

Balance, beginning of year	$1,397,528	$1,150,900	$1,011,479

Losses:
Commercial, financial and agricultural	134,250	27,384	42,750
Real estate - mortgage	56,296	11,657	67,248
Installment	137,436	116,411	62,409

Total	327,982	155,452	172,407

Recoveries:
Commercial, financial and agricultural	3,430	35,946	22,689
Real estate - mortgage	752	100	4,824
Installment	23,625	18,654	20,346

Total	27,807	54,700	47,859

Net losses	300,175	100,752	124,548
Provision for loan losses	288,272	347,380	263,969

Balance, end of year	$1,385,625	$1,397,528	$1,150,900

     The company had no loans that were considered impaired at December 31, 2002 and 2001.

     The company regularly reviews the credit quality of all loans with balances of $250,000 or more.  When credit weaknesses are found, specific reserves are established. If no such weaknesses are found, these loans are grouped with other, smaller balance loans of a similar type, either real estate, commercial, or consumer, and reserves are established for each group type as called for by SFAS Nos. 114 and 118 using historical and peer group loss data.

Note 6.  Bank Premises and Equipment

     The major categories of bank premises and equipment and accumulated depreciation at December 31, 2002 and 2001, are summarized as follows:

	2002	2001

Land	$523,103	$397,092
Buildings and improvements	3,859,650	3,467,594
Furniture and equipment	2,270,507	1,957,814

	6,653,260	5,822,500
Less accumulated depreciation	3,507,299	3,164,620

Bank premises and equipment, net	$3,145,961	$2,657,880

     Depreciation expense for the years ended December 31, 2002, 2001 and 2000, totaled $351,939, $300,690 and $210,400, respectively.

Note 7.  Deposits

     The following is a summary of interest bearing deposits by type as of December 31, 2002 and 2001:

	2002	2001

NOW and Super NOW accounts	$27,221,236	$24,154,638
Money market accounts	6,381,846	5,537,115
Savings accounts	25,044,022	22,455,954
Certificates of deposit under $100,000	48,119,359	45,605,698
Certificates of deposit of $100,000 or more	20,932,065	16,791,201

Total	$127,698,528	$114,544,606

Interest expense on deposits is summarized below:

	2002	2001	2000

NOW and Super NOW accounts	$477,876	$595,606	$600,204
Money market accounts	84,284	118,779	123,397
Savings accounts	378,933	422,258	484,426
Certificates of deposit under $100,000	1,918,574	2,241,704	1,992,586
Certificates of deposit of $100,000 or more	768,825	841,357	643,231

Total	$3,628,492	$4,219,704	$3,843,844

     The following is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 2002:

	Amount	Percent

Three months or less	$5,286,168	25%
Three through six months	1,251,489	6%
Six through twelve months	2,352,253	11%
Over twelve months	12,042,155	58%

Total	$20,932,065	100%

A summary of the maturities for all time deposits as of December 31, 2002, follows:

Year	Amount

2003	$35,262,820
2004	15,525,476
2005	16,133,768
2006	920,689
2007	1,208,671

$69,051,424

     At December 31, 2002, deposits of related parties including directors, executive officers, and their related interests of Citizens Financial Corp. and subsidiaries approximated $3,293,000.

Note 8.  Derivative Instruments

     The bank has offered a product known as the Index Powered CD to its customers since 2001.  This is a five year certificate of deposit which, if held to maturity, provides the customer with guaranteed return of principal and interest which is linked to the performance of the Standard and Poor’s 500 Index over the term of the certificate of deposit.  As of December 31, 2002 and 2001 the notional value of these deposits was $710,906 and $30,000, respectively.

The linkage of the interest earned on the certificate of deposit and the return of the index is considered an equity option and is accounted for as an embedded derivative under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  As required by SFAS 133, the fair value of the embedded derivative is deducted from the certificate of deposit creating a discount that is amortized to interest expense using the effective interest method over the term of the certificate of deposit.  The corresponding equity option is carried as a liability at fair value with changes in the value recognized in current earnings.

To manage the market risk associated with this product, the bank enters into interest rate swap agreements with the Federal Home Loan Bank of Pittsburgh (“FHLB”) for the notional amount of the certificate of deposit.  Under this agreement the bank pays either fixed or variable interest to the FHLB quarterly over the term of the certificate of deposit and the FHLB pays the bank the amount of interest due the customer at maturity.

This interest rate swap also represents a derivative contract and is accounted for as a fair value hedge under SFAS 133.  As such, it is  carried as an asset at fair value with changes in value being recognized in current earnings.  The impact of the company’s derivative activities on pretax income was $(10,488) in 2002 and $0 in 2001.

Note 9.  Income Taxes

     The components of applicable income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000, are as follows:

	2002	2001	2000

Current:
Federal	$792,896	$914,185	$848,650
State	155,089	144,521	132,423

	947,985	1,058,706	981,073

Deferred
Federal	39,299	(55,122)	(7,123)
State	4,623	(6,485)	(838)

	43,922	(61,607)	(7,961)

Total	$991,907	$997,099	$973,112

     Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured for tax purposes.  Deferred tax assets and liabilities represent the future tax return consequences of temporary differences, which will either be taxable or deductible when the related assets and liabilities are recovered or settled.

     The tax effects of temporary differences which give rise to the company’s deferred tax assets and liabilities as of December 31, 2002 and 2001, are as follows:

	2002	2001

Deferred tax assets:
Allowance for loan losses	$376,911	$381,434
Accrued income and expenses	9,850	8,085
Depreciation	24,006	33,683
Net loan origination fees and costs	35,279	38,715

	446,046	461,917

Deferred tax liabilities:
Accretion on securities	(97,957)	(76,491)
Employee benefit plans	(31,569)	(24,985)
Net unrealized gain on securities	(762,246)	(312,262)

	(891,772)	(413,738)

Net deferred tax asset (liability)	$(445,726)	$48,179

     A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rate by book pretax income for the years ended December 31, 2002, 2001 and 2000, is as follows:

	2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent

Computed tax at applicable statutory rate	$992,618	34.0	$986,624	34.0	$973,201	34.0
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(142,742)	(4.9)	(110,098)	(3.8)	(132,983)	(4.7)
State income taxes, net of federal tax benefit	102,359	3.5	95,384	3.3	87,399	3.1
Other, net	39,672	1.4	25,189	0.9	45,495	1.6

Applicable income taxes	$991,907	34.0	$997,099	34.4	$973,112	34.0

Note 10.  Employee Benefit Plans

     Pension Plan:  Citizens National Bank has a defined benefit pension plan covering all employees who meet the eligibility requirements.  To be eligible, an employee must be 21 years of age and have completed one year of continuous service.  The Plan provides benefits based on the participant’s years of service and highest consecutive five year average annual earnings.  The bank’s funding policy is to make the minimum annual contribution that is required by applicable regulations.

	Pension Benefit 2002	Pension Benefit 2001	Pension Benefit 2000

Change in benefit obligation
Benefit obligation at beginning of year	$3,193,336	$2,869,295	$2,917,738
Service cost	88,114	61,676	79,857
Interest cost	231,209	224,280	216,029
Change in discount rate	84,397	175,494	—
Experience loss/(gain)	73,221	7,349	(210,520)
Benefits paid	(148,461)	(144,758)	(133,809)

Benefit obligation at end of year	$3,521,816	$3,193,336	$2,869,295

Change in plan assets
Fair value of plan assets at beginning of year	$3,922,053	$4,344,521	$4,227,792
Actual return (loss) on plan assets	(495,647)	(277,710)	250,538
Employer contribution	—	—	—
Plan participants’ contributions	—	—	—
Benefits paid	(148,461)	(144,758)	(133,809)

Fair value of plan assets at end of year	$3,277,945	$3,922,053	$4,344,521

Funded status	$(243,871)	$728,717	$1,475,226
Unrecognized net actuarial (gain) loss	1,174,001	150,373	(694,288)
Unrecognized prior service benefit	(112,791)	(131,159)	(149,527)
Unrecognized net obligation at transition	(23,809)	(46,930)	(70,051)

Prepaid benefit cost	$793,530	$701,001	$561,360

Weighted-average assumptions as of December 31
Discount rate	7.00%	7.25%	8.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	4.25%	5.00%
Components of net periodic benefit cost
Service cost	$88,114	$61,676	$79,857
Interest cost	231,209	224,280	216,029
Expected return on plan assets	(370,363)	(363,067)	(353,329)
Net amortization and deferral	(41,489)	(62,530)	(67,337)

Net periodic benefit cost	$(92,529)	$(139,641)	$(124,780)

     401(k) Plan:  The bank has a 401(k) profit-sharing plan for the benefit of all employees who have attained the age of 21 and completed one year of continuous service.  The Plan allows participating employees to contribute up to $11,000 of their annual compensation and permits the bank to make discretionary non-matching contributions to the Plan in such amount as the Board may determine to be appropriate.  Contributions made to the Plan by the bank for the years ended December 31, 2002, 2001 and 2000, were $57,000, $51,000 and $59,000, respectively.

     Executive Supplemental Income Plan:  Subsequent to an amendment in the bank’s pension benefit formula in 1995, it offered an Executive Supplemental Income Plan to certain senior officers, some of whom are now retired.  The liability accrued for this Plan at December 31, 2002 and 2001 was $242,229 and $235,849, respectively, and is included in other liabilities.  The funding of these liabilities is provided by certain insurance contracts which the bank has purchased.  At December 31, 2002 and 2001, the cash surrender value of these insurance contracts was $326,634 and $279,553, respectively.  Expenses associated with the Plan at December 31, 2002, 2001 and 2000 were $16,423, $23,222 and $32,348, respectively.

     Executive and Director Supplemental Retirement Plan:  Effective January 1, 2003, the bank entered into a non-qualified supplemental executive and director retirement plan with various officers and directors of the bank which provides them with income benefits payable at retirement age or death.  Retirement benefits to be accumulated prior to death are determined annually under a defined contribution formula that requires the income from investments in underlying life insurance contracts to exceed a predetermined opportunity cost, with this excess being accumulated to the benefit of the eligible participant.  This excess portion is then accumulated annually until the person is eligible for retirement, at which time it is paid out annually in 10 equal installments.  An additional retirement benefit equal to the excess earnings over opportunity costs as determined each year after retirement is paid to the participant annually until death. Under either the executive or director plans, if the return on the underlying investment in life insurance contracts does not exceed the related opportunity costs, no benefits are due or payable to any participant upon retirement.  In connection with this plan, the bank purchased, in 2002, life insurance contracts with a deposit of $2,000,000.  These underlying life insurance contracts have a cash surrender value at December 31, 2002 of $2,034,000, which is reflected in other assets in the consolidated financial statements.  No liabilities existed as of December 31, 2002.

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

	Health Care Plan 2002	Health Care Plan 2001	Health Care Plan 2000

Change in benefit obligation
Benefit obligation at beginning of year	$446,390	$405,213	$387,693
Service cost	18,131	17,426	16,883
Interest cost	29,399	27,038	25,811
Change in discount rate	—	—	—
Experience loss/(gain)	13,701	30,707	811
Net amortization and deferral	—	—	—
Benefits paid	(26,334)	(33,994)	(25,985)

Benefit obligation at end of year	$481,287	$446,390	$405,213

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Actual return on plan assets	—	—	—
Employer contribution	—	—	—
Plan participants’ contributions	26,334	33,994	25,985
Experience (loss)/gain	—	—	—
Benefits paid	(26,334)	(33,994)	(25,985)

Fair value of plan assets at end of year	$—	$—	$—

Funded status	$(481,287)	$(446,390)	$(405,213)
Unrecognized net actuarial gain	(38,030)	(52,191)	(85,761)
Unrecognized prior service benefit	—	—	—
Unrecognized net obligation at transition	171,105	188,216	205,327

Prepaid (accrued) benefit cost	$(348,212)	$(310,365)	$(285,647)

Weighted-average assumptions as of December 31
Discount rate	7.00%	7.25%	7.25%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	—	—	—
Components of net periodic benefit cost
Service cost	$18,131	$17,426	$16,883
Interest cost	29,399	27,038	25,811
Expected return on plan assets	(460)	(2,863)	(3,288)
Net amortization and deferral	17,111	17,111	17,111
Recognized net actuarial loss	—	—	—

Net periodic benefit cost	$64,181	$58,712	$56,517

	Life Insurance Plan 2002	Life Insurance Plan 2001	Life Insurance Plan 2000	Total 2002	Total 2001	Total 2000

Change in benefit obligation
Benefit obligation at beginning of year	$48,664	$83,540	$93,331	$495,054	$488,753	$481,024
Service cost	1,989	3,542	4,018	20,120	20,968	20,901
Interest cost	3,120	5,760	6,506	32,519	32,798	32,317
Change in discount rate	—	—	—	—	—	—
Experience loss/(gain)	(985)	(40,679)	(16,539)	12,716	(9,972)	(15,728)
Net amortization and deferral	—	—	—	—	—	—
Benefits paid	(3,499)	(3,499)	(3,776)	(29,833)	(37,493)	(29,761)

Benefit obligation at end of year	$49,289	$48,664	$83,540	$530,576	$495,054	$488,753

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—	—	—
Employer contribution	—	—	—	—	—	—
Plan participants’ contributions	3,499	3,499	3,776	29,833	37,493	29,761
Experience (loss)/gain	—	—	—	—	—	—
Benefits paid	(2,340)	(3,776)	(3,776)	(28,674)	(37,770)	(29,761)

Fair value of plan assets at end of year	$1,159	$(277)	$—	$1,159	$(277)	$—

Funded status	$(49,289)	$(48,664)	$(83,540)	$(530,576)	$(495,054)	$(488,753)
Unrecognized net actuarial gain	(68,712)	(71,804)	(32,664)	(106,742)	(123,995)	(118,425)
Unrecognized prior service benefit	—	—	—	—	—	—
Unrecognized net obligation at transition	38,342	42,177	46,012	209,447	230,393	251,339

Prepaid (accrued) benefit cost	$(79,659)	$(78,291)	$(70,192)	$(427,871)	$(388,656)	$(355,839)

Weighted-average assumptions as of December 31
Discount rate	7.00%	7.25%	7.25%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	4.00%	4.00%	4.00%
Components of net periodic benefit cost
Service cost	$1,989	$3,542	$4,018	$20,120	$20,968	$20,901
Interest cost	3,120	5,760	6,506	32,519	32,798	32,317
Expected return on plan assets	(4,077)	(1,539)	(467)	(4,537)	(4,402)	(3,755)
Net amortization and deferral	3,835	3,835	3,835	20,946	20,946	20,946
Recognized net actuarial loss	—	—	—	—	—	—

Net periodic benefit cost	$4,867	$11,598	$13,892	$69,048	$70,310	$70,409

     For measurement purposes, the maximum monthly benefit of $100 payable per eligible retiree under the postretirement health care plan was assumed with no future increases.  Accordingly, an assumed 1 percentage point annual increase or decrease in health care cost trend rates would not impact the health care plan’s accumulated postretirement benefit obligation at December 31, 2002 or the aggregate of the service and interest cost components of the health care plan’s net postretirement benefit cost for the year ended December 31, 2002.

Note 11.  Other Borrowings

     Short-Term Borrowings:  During 2002 and 2001, the company’s short-term borrowings consisted of securities sold under agreements to repurchase (repurchase agreements) and advances under a line of credit with the Federal Home Loan Bank of Pittsburgh (FHLB).  Interest is paid on the repurchase agreements based on either fixed or variable rates as determined upon origination.  At December 31, 2002 and 2001, securities with an amortized cost of $11,118,622 and $12,610,745, respectively, and estimated fair values of $11,622,979 and $12,963,391, respectively, were pledged to secure the repurchase agreements.

     As a member of the FHLB, the subsidiary bank has access to various lines of credit under programs administered by the FHLB.  Borrowings under these arrangements bear interest at the interest rate posted by the FHLB on the day of the borrowing and are subject to change daily.  The lines of credit are secured by a blanket lien on all unpledged and unencumbered assets.

     The following information is provided relative to these obligations:

	2002		2001

	Repurchase Agreement	Line of Credit	Repurchase Agreement	Line of Credit

Amount outstanding at December 31	$9,117,745	$1,277,000	$11,090,675	$2,831,000
Weighted average interest rate at December 31	2.51%	1.56%	2.99%	2.09%
Maximum month-end amount outstanding	$11,761,453	$2,081,000	$13,098,393	$2,831,000
Average daily amount outstanding	$9,794,700	$382,405	$9,820,363	$346,718
Weighted average interest rate for the year	2.78%	1.71%	4.02%	4.95%

     Long-Term Borrowings:  The company’s long-term borrowings of $1,878,568 and $787,523 at December 31, 2002 and 2001, respectively, consist of advances from the FHLB which are used to finance specific lending activities.  The weighted average interest rate on these borrowings at December 31, 2002 was 4.03%.  The weighted average interest rate for the year ending December 31, 2002 was 3.87%.

     A summary of the maturities of the company’s long-term borrowings for the next five years is as follows:

Year	Amount

2003	$662,701
2004	691,260
2005	241,226
2006	6,642
2007	153,665
2008 and thereafter	123,074

$1,878,568

Note 12.  Commitments and Contingencies

     At December 31, 2002 and 2001, the subsidiary bank maintained required reserve balances with the Federal Reserve Bank of Richmond approximating $1,335,000 and $1,061,000, respectively.  The bank does not earn interest on such reserve balances.

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

	Contract Amount

Financial instruments whose contract amounts represent credit risk	2002	2001

Commitments to extend credit	$21,837,663	$20,977,493
Standby letters of credit	544,315	426,647

	$22,381,978	$21,404,140

     The bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The bank evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management’s credit evaluation.  Collateral held varies but may include accounts receivable, inventory, equipment or real estate.

     Standby letters of credit are conditional commitments issued by the bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans.  These letters of credit are generally uncollateralized.

Note 13.  Shareholders’ Equity and Restrictions on Dividends

     The primary source of funds for the dividends paid by Citizens Financial Corp. is dividends received from its banking subsidiary, Citizens National Bank.  Dividends paid by the subsidiary bank are subject to restrictions by banking regulations.  The most restrictive provision requires approval by the Office of the Comptroller of the Currency if dividends declared in any year exceed the year’s net income, as defined, plus the retained net profits of the two preceding years.  During 2003, the net retained profits available for distribution to Citizens Financial Corp. as dividends without regulatory approval approximate $1,955,000 plus net income of the subsidiary bank for the interim periods through the date of declaration.

     The bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2002, that the bank meets all capital adequacy requirements to which it is subject.

     The most recent notification from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the bank’s category.

The bank’s actual capital amounts and ratios are presented in the following table (in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002:
Total Capital (to Risk Weighted Assets)	$20,567	13.61%	$12,092	8.00%	$15,115	10.00%
Tier I Capital (to Risk Weighted Assets)	19,181	12.69%	6,046	4.00%	9,069	6.00%
Tier I Capital (to Average Assets)	19,181	10.50%	7,309	4.00%	10,964	6.00%
As of December 31, 2001:
Total Capital (to Risk Weighted Assets)	$19,618	16.40%	$9,567	8.00%	$11,959	10.00%
Tier I Capital (to Risk Weighted Assets)	18,220	15.24%	4,784	4.00%	7,176	6.00%
Tier I Capital (to Average Assets)	18,220	10.99%	6,630	4.00%	9,944	6.00%

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

     Derivative Financial Instruments:  The fair values of the interest rate swaps are based on quoted market prices of like products.

     The carrying values and estimated fair values of the company’s financial instruments are summarized below:

	December 31, 2002		December 31, 2001

	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial assets:
Cash and due from banks	$4,789,115	$4,789,115	$4,734,676	$4,734,676
Securities available for sale	54,219,132	54,219,132	48,964,467	48,964,467
Loans	115,186,861	120,235,396	107,074,843	111,578,178
Accrued interest receivable	1,161,541	1,161,541	1,208,222	1,208,222

	$175,356,649	$180,405,184	$161,982,208	$166,485,543

Financial liabilities:
Deposits	$147,740,991	$148,400,919	$131,751,935	$132,740,001
Short-term borrowings	10,394,745	10,394,745	13,921,675	13,921,675
Long-term borrowings	1,878,568	1,997,132	787,523	787,523
Accrued interest payable	345,357	345,357	405,184	405,184

	$160,359,661	$161,138,153	$146,866,317	$147,854,383

Financial Instruments:
Interest rate swap agreements	$65,307	$65,307	$—	$—

Note 15.  Condensed Financial Statements of Parent Company

     Information relative to the Parent Company’s balance sheets at December 31, 2002 and 2001, and the related statements of income and cash flows for the years ended December 31, 2002, 2001 and 2000, are presented below.

	December 31,

Balance Sheets	2002	2001

Assets
Cash	$2,976	$5,333
Investment in subsidiaries	20,598,700	19,012,715
Due from subsidiary	3,299	4,299

Total assets	$20,604,975	$19,022,347

Shareholders’ equity
Common stock, $2.00 par value, 2,250,000 shares authorized, issued 750,000 shares	$1,500,000	$1,500,000
Additional paid-in capital	2,100,000	2,100,000
Retained earnings	17,912,258	16,890,758
Accumulated other comprehensive income	1,243,664	606,155
Treasury stock at cost, 103,477 and 101,127 shares, respectively	(2,150,947)	(2,074,566)

Total shareholders’ equity	$20,604,975	$19,022,347

	For the Years Ended December 31,

Statements of Income	2002	2001	2000

Income - dividends from subsidiary bank	$983,581	$902,599	$976,360
Expenses - operating	4,500	4,700	4,300

Income before equity in undistributed income of subsidiary bank and insurance subsidiary	979,081	897,899	972,060
Equity in undistributed income of subsidiaries	948,476	1,006,836	917,183

Net income	$1,927,557	$1,904,735	$1,889,243

	For the Years Ended December 31,

Statements of Cash Flows	2002	2001	2000

Cash Flows from Operating Activities
Net income	$1,927,557	$1,904,735	$1,889,243
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(948,476)	(1,006,836)	(917,183)
(Increase) decrease in amount due from subsidiary	1,000	(4,299)	—

Cash provided by operating activities	980,081	893,600	972,060

Cash Flows from Investing Activities
Investment in insurance subsidiary	—	—	(7,100)

Cash used in investing activities	—	—	(7,100)

Cash Flows from Financing Activities
Dividends paid to shareholders	(906,057)	(844,533)	(781,434)
Acquisition of treasury stock	(76,381)	(49,999)	(180,985)

Cash used in financing activities	(982,438)	(894,532)	(962,419)

Increase (decrease) in cash	(2,357)	(932)	2,541
Cash:
Beginning	5,333	6,265	3,724

Ending	$2,976	$5,333	$6,265

[LOGO OF ARNETT & FOSTER]
(Certified Public Accountants, P.L.L.C.)

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
Citizens Financial Corp. and Subsidiaries
Elkins, West Virginia

          We have audited the accompanying consolidated balance sheets of Citizens Financial Corp. and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Financial Corp. and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

ARNETT & FOSTER, P.L.L.C.

Charleston, West Virginia
January 10, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          No reportable items.

PART III

Item 10. Directors and Executive Officers of the Registrant

          The number of directors of the company may consist of not less than five nor more than twenty-five persons in accordance with the company’s Articles of Incorporation.  The number of directors is fixed by resolution of a majority vote of the shareholders. As of December 31, 2002, the number of directors of the company is fixed at nine.  In April, 2003, however, shareholders will be asked to increase that number to ten as Mr. John Yeager, who has served on the board of directors of the bank since April, 1999, is expected to be added to the board of Citizens.  Mr. Yeager is a certified public accountant who meets the criteria of an audit committee financial expert under the Sarbanes Oxley Act and is expected to serve on the audit committee in that capacity pending shareholder approval of his directorship.  If elected, Mr. Yeager’s initial term will be for a three year period ending in April, 2006.  Directors are divided into three classes and serve a staggered three year term.  The following table sets forth the names of the persons who have served as directors of Citizens Financial Corp. for the year ended December 31, 2002, their ages and principal occupations, the length of their service to Citizens Financial Corp. and the expiration of their present term.

Name and Age	Principal Occupation During Past Five Years	Director Since (1)	Present Term Expires

Robert N. Alday 87	President, Phil Williams Coal Company	September, 1986	April, 2003 (2)
Max L. Armentrout 65	President, and Chairman of the Board Laurel Lands Corp.; Chairman of the Board, Citizens Financial Corp.	September, 1986	April, 2005
William J. Brown 56	President, Hess Oil Co., Inc. Co-Owner,Elkins Builders Supply, LLC	February, 2000	April, 2004
Edward L. Campbell 63	Co-Owner, Retired, Campbell’s Market	February, 2000	April, 2004
Raymond L. Fair 75	Attorney-at-Law	September, 1986	April, 2005
John F. Harris 75	Retired, Transportation Industry; Senior Vice President, Citizens National Bank	September, 1986	April, 2005
Cyrus K. Kump 56	President, Kump Enterprises Kerr Real Estate	June, 1992	April, 2003 (2)

Name and Age	Principal Occupation During Past Five Years	Director Since (1)	Present Term Expires

Robert J. Schoonover 63	President and Chief Executive Officer, Citizens Financial Corp. and Citizens National Bank	April, 1998	April, 2004
L. T. William 72	Consultant, Retired, Elkins Builders Supply	September, 1986	April, 2005

(1)

All of the above named directors, with the exception of Mr. Alday have also served as directors of Citizens National Bank for the past five years on a continuous basis.  Mr. Alday has not served Citizens National Bank in any official capacity.

(2)	Messrs. Alday and Kump have been nominated to stand for reelection to an additional 3 year term expiring in April, 2006.

          Set forth below are the executive officers of Citizens Financial Corp., their age, present position and relations that have existed with affiliates and others during the past five years.

Name and Age	Present Position	Principal Occupation and Banking Experience During the Last Five Years

Max L. Armentrout 65	Chairman of the Board	President and Chairman of the Board, Laurel Lands Corp.; Chairman of the Board, Citizens Financial Corp.
Robert J. Schoonover 63	President and Chief Executive Officer	President and Chief Executive Officer, Citizens Financial Corp. and Citizens National Bank
Raymond L. Fair 75	Vice President	Attorney-at-Law; Director, Citizens Financial Corp.
Thomas K. Derbyshire 44	Vice President and Treasurer	Vice President and Chief Financial Officer, Citizens National Bank
Leesa M. Harris 39	Secretary	Vice President and Trust Officer, Citizens National Bank; Executive Secretary, Citizens National Bank

Item 11. Executive Compensation

          The executive officers of Citizens Financial Corp. serve without  compensation from the company.  They are, however, compensated by Citizens National Bank for serving as bank officers with the exception of Messrs. Armentrout and Fair who are not employed by the bank. The following table sets forth the compensation of the company’s CEO for the years 2002, 2001 and 2000.  No other executive officer received total annual salary and bonus exceeding $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary $	Bonus	Other Annual Compensation $

Robert J. Schoonover,	2002	106,235	—	12,412	(1) (2)
President & CEO	2001	95,231	—	12,350	(1) (2)
	2000	88,144	—	16,981	(1) (2)

(1)

The bank’s group life and health insurance program, which is paid for  by the bank, is made available to all full-time employees and does not discriminate in favor of directors or officers; however, in accordance with IRS Code Section 79, the cost of group term life insurance coverage for an individual in excess of $50,000 is added to the individual’s earnings and is included in this figure. Also included in this figure are board fees earned and the company’s contributions to the individuals 401(k) retirement savings program to which the individual has a vested interest.

(2)

The bank’s contributions to the pension plan, a defined benefit plan, are not and cannot be calculated separately for specific participants.  No contributions were made by the bank in the years presented.  The bank’s executive supplemental income plan provides retirement benefits conditioned upon continued employment until retirement or the satisfaction of early retirement criteria.  Participants are deemed to receive no compensation until such conditions are satisfied.

         Neither the company nor the bank maintain any form of stock option, stock appreciation rights, or other long-term compensation plans.  Directors of the registrant are compensated for meetings attended in the amount of $100 per meeting. Directors of the bank receive $500 per meeting.  Under normal circumstances, the Board of Citizens Financial Corp. meets quarterly while the Citizens National Bank Board meets monthly. Directors who are members of the bank’s loan committee, which meets weekly, receive $600 per month.  In addition, the chairman of Citizens Financial Corp. receives $1,500 per month for service in that capacity, while the vice-president receives $700.  The senior vice-president of the bank receives $1,250 monthly for his services.  No employment contracts or change in control arrangements exist  between any executive  officer and the registrant, or it’s subsidiaries.

          Compensation of the bank’s executive officers, including its president, is determined by the personnel committee.  The committee is comprised of five outside directors.  Compensation levels are determined after consideration is given to net income objectives and cost of living factors.  This process is consistent with that used to determine the compensation levels of all other employees.  No specific criteria exist which relates executive compensation to corporate performance and executives receive no preferential consideration in the establishment of compensation.

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

          The following table represents the normal pension, beginning at age  sixty-five, based upon assumed final pay and years of credited services:

	Annual Benefits

Assumed Remuneration	15 yrs. Credited Service	20 yrs. Credited Service	25 yrs. Credited Service

$20,000	$3,780	$5,040	$6,300
40,000	8,280	11,040	13,800
60,000	12,780	17,040	21,300
80,000	17,280	23,040	28,800
100,000	21,780	29,040	36,300
120,000	26,280	35,040	43,800

          The estimated credited years of service for the executive officers of Citizens Financial Corp. in the pension plan of Citizens National Bank are as follows:

Years of Credited Service*

Robert J. Schoonover	29
Thomas K. Derbyshire	11

          *         Max L. Armentrout and Raymond L. Fair are not participants in the pension plan of Citizens National Bank.

401 - (k) Plan

          The bank has established a 401-(k) plan for the benefit of all employees who meet eligibility requirements.  A description of the Plan, the eligibility requirements and the contributions made to the Plan by the bank for the years ended December 31, 2002, 2001 and 2000 may be found in Note 10 to the accompanying consolidated financial statements.

Executive Supplemental Income Plan

          The bank has entered into a nonqualified supplemental income plan with certain senior officers as described in Note 10 to the accompanying consolidated financial statements.  A copy of the  Plan, and the amendments thereto, are incorporated herein by reference to the exhibits contained in the  company’s Forms 10-K dated December 31, 1997 and 1996.

Executive and Director Supplemental Retirement Plan

          Effective January 1, 2003, the bank entered into a nonqualified executive and director supplemental retirement plan with its directors and those officers who qualified. As explained in Note 10 to the accompanying consolidated financial statements, the plan is designated to provide death benefits to the bank and the participants’ beneficiary and, provided certain costs are recovered, retirement benefits to the plan participants.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          The following table lists each shareholder who is the beneficial owner of more than 5% of the company’s common stock, the only class of stock outstanding, as of February 28, 2003.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

The Bank of New York 925 Patterson Plank Road Secaucus, NJ 07094	37,925	5.87%

          The following table sets forth the amount and percentage of stock of Citizens Financial Corp. beneficially owned by each director and executive officer of the company, and by all directors and executive officers as a group, as of February 28, 2003.

	Shares of Stock Beneficially Owned				Percent of Ownership

Name	Direct	Indirect		Total

Robert N. Alday	500	20,200	(1)	20,700	3.20%
Max L. Armentrout	24,310	4,000	(2)	28,310	4.38%
William J. Brown	750	750	(3)	1,500.23%
Edward L. Campbell	500	150	(4)	650.10%
Raymond L. Fair	3,828	4,200	(5)	8,028	1.24%
John F. Harris	500	5,500	(6)	6,000.93%
Cyrus K. Kump	500	1,750	(7)	2,250.35%
Robert J. Schoonover	500	100	(8)	600.09%
L. T. Williams	1,750	0		1,750.27%
Thomas K. Derbyshire	70	0		70.01%
Directors and executive officers of the Bank	4,825	8,425		13,250	2.05%
All Directors and executive officers as a group	38,033	45,075		83,108	12.85%

(1)	Mr. Alday’s indirect ownership includes 6,800 shares owned by his wife and 13,400 shares which he votes for the Phil Williams Coal Company.

(2)	These 4,000 shares are owned by Mr. Armentrout’s wife.

(3)	Includes 250 shares owned jointly with his wife and 500 shares held in custody for their children.

(4)	Includes 100 shares owned jointly with his wife and 50 shares owned by his wife.

(5)	These 4,200 shares are owned by Mr. Fair’s wife.

(6)	These 5,500 shares are owned jointly with his wife.

(7)	Includes 1,000 shares owned by his wife and 750 shares held in custody for their children.

(8)	These 100 shares are owned jointly with his wife.

(9)	This figure represents the ownership of persons who are directors or officers (vice president or higher) of the subsidiary bank but not of the company. Such persons number thirteen.

Item 13 . Certain Relationships and Related Transactions

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

          As of December 31, 2002, outstanding loan balances to related parties totaled $4,104,000 or 19.92 percent of equity capital with  unused lines of credit of $4,437,000  or 21.53 percent of the equity capital of Citizens Financial Corp. outstanding to these parties.

          Other than loans originated in the normal course of business by the Bank, none of the directors, executive officers, 5 percent or more beneficial stockholders or their immediate family members have an interest or are involved in any transactions with Citizens Financial Corp. or Citizens National Bank in which the amount involved exceeds $60,000, or was not subject to the usual terms or conditions, or was not determined by competitive bids.  Information related to loans granted to related parties in excess of $60,000 is contained in Note 4 to the accompanying consolidated financial statements.  Similarly, no director, executive officer or 5 percent or more beneficial stockholder has an equity interest in excess of 10 percent in a business or professional entity that has made payments to or received payments from Citizens Financial Corp. or Citizens National Bank in 2002 which exceeds 5 percent of either party’s gross revenue.

Item 14. Controls and Procedures

          Within 90 days prior to filing this Annual Report on Form 10-K, the company, under the supervision and with the participation of management, including the chief executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15-d-14.  Based upon that evaluation, the chief executive officer and principal financial officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company which is required to be included in the company’s periodic SEC filings.  Subsequent to the date of that evaluation, there have been no significant changes in the company’s internal controls or in other factors that could significantly offset internal controls, nor were any corrective actions required with regard to significant deficiencies or material weaknesses.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)

(1) and (2) Financial Statements and Financial Statement Schedules. All financial statements and financial statement schedules required to be filed by Item 8 of this Form or by Regulation S-X which are applicable to the registrant have been presented in the financial statements, notes thereto, in management’s discussion and analysis of financial condition and results of operations or elsewhere where appropriate.
(3) Listing of Exhibits - see Index to Exhibits on page 64.

(b)	Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of 2002.

(c)	Exhibits - see index to Exhibits on page 64 of this Form 10-K.

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

Description	S-K 601 Table Reference		Sequential Page Number

Plan of acquisition, reorganization, arrangement, liquidation or succession	2		N/A
Articles or incorporation and bylaws:	3		N/A
(i) Articles of Incorporation	3	(i)	(e)
(ii) Bylaws	3	(ii)	(d)
Instruments defining the rights of security holders including indentures	4		N/A
Voting trust agreements	9		N/A
Material contracts	10		(c)
Statement Re: Computation of per share earnings	11		(a)
Statements Re: Computation of ratios	12		(a)
Letter re: change in certifying accountant	16		N/A
Letter re: change in accounting principles	18		N/A
Subsidiaries of the registrant	21		69
Published report regarding matters submitted to vote of security holders	22		70
Consents of experts and counsel	23		72
Power of attorney	24		N/A
Additional exhibits	99		(b)
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	99	(a)	73
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	99	(b)	74

(a)

The computation of minimum standard capital ratios, which are shown on page 54 of this filing, was done as specified in applicable regulatory guidelines. All other ratios presented may be clearly determined from the material contained in this filing.

(b)

List of permitted non banking activities previously filed on pages 47-49 of Form S-4 Registration Statement of Citizens Financial Corp., SEC File No. 33-11423, dated February 19, 1987 is incorporated by reference into this filing.

(c)

The Bank’s Executive Supplemental Income Agreement as previously filed on pages 74 -80 of its Form 10-K dated December 31, 1995 and thereafter amended and filed on page 62 of the company’s Form 10-K dated December 31, 1996, is incorporated by reference into this filing.  Also incorporated by reference is the company’s Purchase and Assumption Agreement with South Branch Valley National Bank for the purchase of its banking facilities, assets and liabilities located in Petersburg, West Virginia dated December 17, 1999 and filed on pages 71-113 of the company’s Form 10-K dated December 31, 1999.

(d)	The company’s bylaws, which were previously filed on pages 64-71 of its Form 10-K dated December 31, 1998, are incorporated by reference into this filing.

(e)	The company’s Articles of Incorporation, which were previously filed on pages 66-70 of its Form 10-K dated December 31, 1999, are incorporated by reference into this filing.

Signatures

          Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this  report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS FINANCIAL CORP.

By	/s/ ROBERT J. SCHOONOVER

Robert J. Schoonover President and Chief Executive Officer
Date:	3/12/03

By	/s/ THOMAS K. DERBYSHIRE

Thomas K. Derbyshire Treasurer and Principal Financial Officer
Date:	3/12/03

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MAX L. ARMENTROUT	Chairman of the Board and Director	3/12/03

Max L. Armentrout

Director
________________
Robert N. Alday

/s/ WILLIAM J. BROWN	Director	3/12/03

William J. Brown

/s/ EDWARD L. CAMPBELL	Director	3/12/03

Edward L. Campbell

/s/ RAYMOND L. FAIR	Director	3/12/03

Raymond L. Fair

/s/ JOHN F. HARRIS	Director	3/12/03

John F. Harris

/s/ CYRUS K. KUMP	Director	3/12/03

Cyrus K. Kump

/s/ ROBERT J. SCHOONOVER	Director	3/12/03

Robert J. Schoonover

/s/ L. T. WILLIAMS	Director	3/12/03

L. T. Williams

Citizens Financial Corp.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert J. Schoonover, certify that:

1.	I have reviewed this annual report on Form 10-K of Citizens Financial Corp.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.

All significant deficiencies in the design or operation of internal controls which could adversely effect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 3/12/03

/s/ ROBERT J. SCHOONOVER

Robert J. Schoonover President and Chief Executive Officer

Citizens Financial Corp.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Thomas K. Derbyshire, certify that:

1.	I have reviewed this annual report on Form 10-K of Citizens Financial Corp.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.

All significant deficiencies in the design or operation of internal controls which could adversely effect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 3/12/03
/s/ THOMAS K. DERBYSHIRE

Thomas K. Derbyshire Vice President, Treasurer and Chief Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT

The entire annual report and proxy materials mailed to the company’s stockholders has been furnished to the Commission for its information under separate cover, in paper format, concurrent with submission to stockholders on March 17, 2003.