Form 10-Q
period 2003-03-31
CITIZENS FINANCIAL CORP/DE/
filed 2003-05-13
CIK 764156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission file number 2-96144

CITIZENS FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	55-0666598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

213 Third Street, Elkins, West Virginia	26241
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2003
Common Stock ($2 par value)	646,523

This report contains 27 pages.

FORM 10-Q

CITIZENS FINANCIAL CORP.

Quarter Ended March 31, 2003

PART I ITEM I - FINANCIAL INFORMATION

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	March 31, 2003	Dec. 31, 2002
	(Unaudited)	*
ASSETS
Cash and due from banks	$5,663	$4,789
Federal funds sold	850	0
Securities available for sale	54,152	54,219
Loans, less allowance for loan losses of $1,449 and $1,386, respectively	118,998	115,187
Premises and equipment	3,088	3,146
Accrued interest receivable	1,101	1,161
Other assets	3,901	3,898

Total Assets	$187,753	$182,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$19,467	$20,042
Interest bearing	131,565	127,699

Total deposits	151,032	147,741
Short-term borrowings	9,353	10,395
Long-term borrowings	4,635	1,878
Other liabilities	1,957	1,781

Total liabilities	166,977	161,795

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common stock, $2.00 par value, authorized 2,250,000 shares, issued 750,000 shares	1,500	1,500
Additional paid in capital	2,100	2,100
Retained earnings	18,229	17,912
Accumulated other comprehensive income	1,098	1,244
Treasury stock at cost, 103,477 shares	(2,151)	(2,151)

Total shareholders’ equity	20,776	20,605

Total Liabilities and Shareholders’ Equity	$187,753	$182,400

* From audited financial statements.

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of dollars, except per share data)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$2,211	$2,171
Interest and dividends on securities:
Taxable	514	570
Tax-exempt	83	75
Interest on federal funds sold	4	2

Total interest income	2,812	2,818

INTEREST EXPENSE
Interest on deposits	723	940
Interest on short-term borrowing	58	73
Interest on long-term borrowing	24	7

Total interest expense	805	1,020

Net interest income	2,007	1,798
Provision for loan losses	81	63

Net interest income after provision for loan losses	1,926	1,735

NONINTEREST INCOME
Trust department income	90	54
Brokerage fees	7	1
Service fees	158	138
Insurance commissions	5	6
Security gains/(losses)	0	0
Secondary market loan fees	23	39
Other	46	39

Total noninterest income	329	277

NONINTEREST EXPENSE
Salaries and employee benefits	837	720
Net occupancy expense	62	66
Equipment rentals, depreciation and maintenance	99	103
Data processing	118	125
Director fees	55	44
Postage	36	30
Professional service fees	41	34
Stationery	34	34
Other	201	231

Total noninterest expenses	1,483	1,387

Income before income taxes	772	625
Income tax expense	261	208

Net income	$511	$417

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of dollars, except per share data)

(Continued)

Basic and fully diluted earnings per common share	$.79	$.64

Weighted average shares outstanding	646,523	648,873
Dividends per common share	$.30	$.25

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

	Three Months Ended March 31
	2003	2002
	(Unaudited)
Net income	$511	$417
Other comprehensive income:
Gross unrealized gains/(losses) arising during the period	(235)	(282)
Adjustment for income tax (expense)/benefit	89	71

	(146)	(211)
Less: Reclassification adjustment for (gains)/losses included in net income	0	0
Adjustment for income tax expense/(benefit)	0	0

	0	0
Other comprehensive income, net of tax	(146)	(211)

Comprehensive income	$365	$206

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands of dollars)

	Three Months Ended March 31, 2003 and 2002
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Share- holders’ Equity
	Shares	Amount
	(unaudited)
Balance, January 1, 2002	750,000	$1,500	$2,100	$16,891	$606	$(2,075)	$19,022
Net income				417			417
Net change in unrealized gain on securities					(211)		(211)
Cash dividends declared ($.25 per share)				(163)			(163)

Balance March 31, 2002	750,000	$1,500	$2,100	$17,145	$395	$(2,075)	$19,065

Balance, January 1, 2003	750,000	$1,500	$2,100	$17,912	$1,244	$(2,151)	$20,605
Net income				511			511
Net change in unrealized gain on securities					(146)		(146)
Cash dividends declared ($.30 per share)				(194)			(194)

Balance March 31, 2003	750,000	$1,500	$2,100	$18,229	$1,098	$(2,151)	$20,776

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net Income	$511	$417
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	81	63
Depreciation and amortization	88	89
Amortization and (accretion) on securities	47	11
(Gain)/loss on sale of securities	0	0
(Gain)/loss on sale of OREO	0	8
(Increase)/decrease in accrued interest receivable	60	25
(Increase)/decrease in other assets	(7)	(20)
Increase/(decrease) in other liabilities	266	212

Cash provided by operating activities	1,046	805

Cash flows from investing activities:
Principal payments, available for sale securities	1,044	243
Proceeds from sales of available for sale securities	0	6
Proceeds from maturities and calls, available for sale securities	2,560	2,234
Purchases of available for sale securities	(3,819)	0
Purchases of premises and equipment	(27)	(223)
Proceeds from sale of other real estate owned	0	15
(Increase)/decrease in loans	(3,892)	(3,492)

Cash used in investing activities	(4,134)	(1,223)

Cash flows from financing activities:
Cash dividends paid	(194)	(163)
Increase/(decrease) in short-term borrowing	(1,041)	(4,681)
Acquisition of long-term borrowing	3,000	0
Repayment of long-term borrowing	(244)	(482)
Increase/(decrease) in time deposits	472	990
Increase/(decrease) in other deposits	2,819	4,266

Cash provided by/(used in)financing activities	4,812	(70)

Net increase/(decrease) in cash and cash equivalents	1,724	(488)
Cash and cash equivalents at beginning of period	4,789	4,735

Cash and cash equivalents at end of period	$6,513	$4,247

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$878	$1,070
Income taxes	$0	$33
Supplemental Schedule of Noncash Investing and Financing Activities:
Other real estate and other assets acquired in settlement of loans	$0	$45

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

The condensed consolidated statements contained herein include the accounts of Citizens Financial Corp. and its wholly-owned subsidiaries Citizens National Bank (“the bank”) and Citizens Financial Services, LLC. All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens’ 2002 Annual Report to Shareholders and Form 10-K.

NOTE 2 - RECLASSIFICATIONS

Certain accounts in the condensed consolidated financial statements for 2002, as previously presented, have been reclassified to conform with current year classifications.

NOTE 3 - SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2003 and December 31, 2002 are summarized as follows (in thousands):

	March 31, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
	(Unaudited)
Available for sale:
U.S. Government agencies and corporations	$26,831	$1,003	$—	$27,834
Mortgage backed securities—U.S. Government agencies and corporations	8,171	78	—	8,249
Corporate debt securities	7,922	331	7	8,246
Tax exempt state and political subdivisions	8,718	366	—	9,084
Federal Reserve Bank stock	108	—	—	108
Federal Home Loan Bank stock	631	—	—	631

Total securities available for sale	$52,381	$1,778	$7	$54,152

	December 31, 2002*
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
	*
Available for sale:
U.S. Government agencies and corporations	$25,859	$1,186	$—	$27,045
Mortgage-backed securities—U.S. Government agencies and corporations	7,024	121	9	7,145
Corporate debt securities	9,914	389	—	10,294
Tax exempt state and political subdivisions	8,772	319	—	9,091
Federal Reserve Bank stock	108	0	—	108
Federal Home Loan Bank stock	536	0	—	536

Total securities available for sale	$52,213	$2,015	$9	$54,219

The maturities, amortized cost and estimated fair values of the bank’s securities at March 31, 2003 are summarized as follows (in thousands):

	Available for sale
	Amortized Cost	Estimated Fair Value
Due within 1 year	$11,205	$11,384
Due after 1 but within 5 years	36,343	37,745
Due after 5 but within 10 years	4,094	4,284
Due after 10 years	—	—
Equity securities	739	739

	$52,381	$54,152

Mortgage backed securities have remaining contractual maturities ranging from 2 to 18 years and are reflected in the maturity distribution schedule shown above based on their anticipated average life to maturity, which ranges from 1 to 5 years. The company’s equity securities are required to be held for membership in the Federal Reserve and Federal Home Loan Bank and are shown at cost since they may only be sold to the respective issuer or another member at par.

The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the three month periods ended March 31, 2003 and 2002 are as follows (in thousands):

	Proceeds From			Gross Realized
	Sales	Calls and Maturities	Principal Payments	Gains	Losses
March 31, 2003:
Securities available for sale	$0	$2,560	$1,044	$0	$0

March 31, 2002:
Securities available for sale	$0	$2,234	$243	$0	$0

At March 31, 2003 and December 31, 2002 securities with an amortized cost of $19,748,000 and $19,210,000, respectively, with estimated fair values of $20,595,000 and $20,171,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

At March 31, 2003, the company had a concentration within its corporate debt securities classification which included obligations of financial services industry companies with global operations having an approximate amortized cost of $2,743,000 and an estimated fair value of $2,888,000. There were no concentrations with any one issuer.

*From audited financial statements.

NOTE 4 – LOANS

Total loans are summarized as follows (in thousands):

	March 31, 2003	December 31, 2002
	(Unaudited)	*

Commercial, financial and agricultural	$24,032	$20,819
Real estate – construction	2,470	2,689
Real estate – mortgage	79,297	77,937
Installment loans	12,959	13,657
Other	1,782	1,566

Total loans	120,540	116,668
Net deferred loan origination costs	(93)	(93)
Less unearned income	—	(2)

Total loans net of unearned income and net deferred loan origination costs	120,447	116,573
Less allowance for loan losses	1,449	1,386

Loans, net	$118,998	$115,187

* From audited financial statements

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

Analyses of the allowance for loan losses are presented below (in thousands):

	Three Months Ended March 31,
	2003	2002

Balance at beginning of period	$1,386	$1,397

Loans charged off:
Commercial and industrial	0	0
Real estate – mortgage	0	19
Consumer and other	39	30

Total	39	49

Recoveries:
Commercial and industrial	20	0
Real estate – mortgage	0	0
Consumer and other	1	2

Total recoveries	21	2

Net losses	18	47
Provision for loan losses	81	63

Balance at end of period	$1,449	$1,413

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The company is not aware of any commitments or contingencies which may reasonably be expected to have a material impact on operating results, liquidity or capital resources. Known commitments and contingencies include the maintenance of reserve balances with the Federal Reserve, various legal actions arising in the normal course of business and commitments to extend credit.

NOTE 7 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

Financial instruments whose contract amounts represent credit risk (in thousands)	March 31, 2003 (unaudited)	December 31, 2002 *
Commitments to extend credit	$23,214	$21,838
Standby letters of credit	474	544

Total	$23,688	$22,382

The bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

* From audited financial statements.

NOTE 8 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the three months ended March 31, 2003 and 2002 the weighted average number of shares were 646,523 and 648,873, respectively. During the periods ended March 31, 2003 and 2002 the company did not have any dilutive securities.

Part 1 Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the significant changes in financial condition and the results of operations of Citizens Financial Corp. and its subsidiaries, Citizens National Bank of Elkins, and Citizens Financial Services, LLC, for the periods indicated. Because the primary business activities of Citizens Financial Corp. are conducted through the bank, this discussion focuses primarily on the financial condition and operations of the bank. This discussion may contain forward looking statements based on management’s current expectations. This forward looking information involves uncertainties including those associated with interest rates, the general economic environment, regulations, competitive changes, and other risks. Forward looking statements can be identified by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plans”, “intends”, or similar words. The company does not undertake to update any forward looking statements. When provided, we intend forward looking information to assist readers in understanding anticipated future operations and we include them pursuant to applicable safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially. Amounts and percentages used in this discussion have been rounded.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the first quarter of 2003 of $511,000 was $94,000, or 22.5%, more than in the first quarter of 2002 and primarily reflects an improvement in net interest income. Return on average assets for the quarter was 1.12% compared with 1.15% in the first quarter of 2002 while the return on average equity improved from 8.81% to 9.95%. Additional details concerning our results of operations are discussed in the following sections of this report.

NET INTEREST INCOME

Net interest income represents the primary component of our earnings. It is the difference between interest and fee income generated by interest earning assets and interest expense incurred to carry interest bearing liabilities. Net interest income is affected by changes in balance sheet composition and interest rates. We attempt to maximize net interest income by determining the optimal product mix in light of current and expected yields on assets, cost of funds and economic conditions while maintaining an acceptable degree of risk.

For the quarter, net interest income improved significantly totaling $2,007,000 compared to $1,798,000 in the first quarter of 2002. On a tax-equivalent basis net interest income was $2,062,000 compared to $1,851,000 in the first quarter of 2002. This resulted in an 8 basis point improvement in our net interest margin to 4.87%

The primary contributor to this improvement was a decrease in the rates paid on deposit accounts. Management lowered these rates at various times in 2002 in response to similar trends in market rates. As a result, the cost of interest bearing liabilities fell from 3.22% in the first quarter of 2002 to 2.30% in the first quarter of 2003. This decrease was large enough to cause total interest expense to fall by $215,000 despite a $13.3 million increase in the average balance of interest bearing liabilities.

We also experienced a 65 basis point decrease in the yield on our earning assets but this was offset by a $14.9 million increase in their average balance. The result was that total interest income remained nearly unchanged.

PROVISION FOR LOAN LOSSES

The provision for loan losses is management’s estimate of the amount which must be charged against current earnings in order to maintain the allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated based on quarterly evaluations of the loan portfolio. The provision for loan losses was $81,000 during the first quarter of 2003 and $63,000 during the first quarter of 2002. The factors which we consider in establishing the provision for loan losses, and in analyzing the allowance for loan losses, are discussed later in this report under the Allowance for Loan Losses section.

NONINTEREST INCOME

Noninterest income, which includes all revenues other than interest and fee income related to earning assets, continues to perform well. Total noninterest income for the first quarter of 2003 was $329,000. This is a $52,000 increase from the first quarter of 2002. Much of this improvement is due to a $36,000 rise in trust department income as a result of the settlement of several large estates. Trust income is a major source of noninterest income and we recently began a marketing program to attract additional trust clients. Also contributing to the increase in noninterest income was a $20,000 improvement in service fees.

The remaining components of noninterest income were little changed except for secondary market loan fees. These fees dropped $16,000 when compared to the first quarter of 2002 to $23,000. However, this was still more than the $17,000 management had budgeted. After the refinancing boom of the last few years the demand for this product was expected to fall somewhat. More recently, however, demand has been very strong which could improve income over the remainder of the year.

Other income increased by $7,000 to $46,000 for the quarter due to the recognition of $18,000 of income from insurance contracts which the bank purchased in August, 2002 to fund a nonqualified postretirement benefit program for directors and certain officers. A detailed discussion of this plan was provided in Note 10 to our 2002 Form 10-K and annual report to shareholders.

Brokerage fees were just $7,000 for the quarter but are expected to improve throughout the year as the broker hired in January has completed the required licensing exams and can now provide a full array of products and services. No broker was on staff for most of the first quarter of 2002.

NONINTEREST EXPENSE

Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Excluding salaries and employee benefits, noninterest expense for the quarter was $646,000, which is $21,000 less than in the first quarter of 2002. As this indicates, expense control has been good throughout the first quarter although some planned purchases have not yet occurred and a new agreement for the rental of office space in one of our buildings provided quarterly revenue of $17,400 and helped limit net occupancy expense.

Salaries and employee benefits increased by $117,000 for the quarter to $837,000. Of this, only $11,000 was due to salaries. Most of the increase is the result of two items. First, our group insurance expense increased by $59,000 to $190,000 as net claims paid under our partially self-insured medical plan increased significantly. The other factor is the accrual of expense totaling $35,000 for benefits under the nonqualified postretirement plan mentioned earlier. For the quarter this plan had a net impact on pretax income of negative $17,000; however, long-term, the plan is expected to provide significant positive benefits.

Noninterest expense is expected to increase later in 2003 as plans for another de novo branch and upgrading and expanding an existing branch are carried out. These activities are not expected to depress earnings, however, as current projections indicate net income levels can be maintained barring any unforeseen negative developments.

INCOME TAXES

Our provision for income tax expense includes both federal and state income taxes. Total income tax expense for the first quarter of 2003 was $261,000, or 33.8% of pretax income. In the first quarter of 2002 the total was $208,000 which was a 33.3% rate. We have not been subject to the federal alternative minimum tax during the periods covered by this report and do not expect to be subject to it in the foreseeable future.

FINANCIAL CONDITION

SUMMARY

Although the economy within our marketplace shows limited expansion, Citizens continues to grow as a result of the branching activity we undertook in the last two years and, we believe, the continuing softness in the equity markets and the uncertainty being felt by many consumers. Total assets at March 31, 2003 of $187,753,000 are up $5.4 million since year-end. A further discussion of our major balance sheet categories, as well as liquidity and the impact of inflation, follows.

LOAN PORTFOLIO

Total loans at March 31, 2003 of $120,540,000 were $3,872,000, or 3.3%, more than year-end. Our loan to deposit ratio of 79.8% is just slightly more than the December 31, 2002 level of 79.0%. As shown in Note 4, the majority of this increase may be found in commercial loans where one $3 million loan was made to a local business which is primarily involved in highway construction. Funding for this loan was provided by specific borrowings as discussed later in this report. Generally, however, loans are funded by deposit growth.

Absent this one loan, loan growth for the quarter was $960,000. The most significant changes occurred in mortgage lending, which was up $1.4 million, and consumer lending which decreased $700,000. This is similar to the pattern observed in 2002 when low mortgage interest rates fueled the demand for mortgage loans and financing plans offered by auto manufacturers, along with consumer uncertainty about the health of our economy and falling stock values, caused consumer lending to decline. We believe this pattern may continue for the foreseeable future.

Loans in one of our markets did decrease during the quarter but this was expected as economic activity in that locale is slow and we increased our credit monitoring in that area last year to prevent an erosion of credit quality. Most loans in this area are made to consumers. We do not believe this situation poses a material risk to the bank in any way.

ALLOWANCE FOR LOAN LOSSES

We maintain our allowance for loan losses at a level we consider adequate to provide for losses that can be reasonably anticipated based on quarterly evaluations of the loan portfolio. This evaluation considers the potential loss in specifically identified loans and homogeneous pools of loans as well as other factors such as delinquency levels, historical loss experience, current and anticipated economic conditions, concentrations of credit, changes in lending policies or staff, and other factors. As noted previously, this analysis ultimately determines the amount which is expensed as provision for loan losses.

Loans specifically analyzed include larger balance loans and those included on the bank’s watch list as a result of possible weaknesses regarding collectability, performance or the adequacy of collateral as identified by the bank’s internal loan review function. For these loans, specific loss range estimates are made. Loans not specifically analyzed are grouped into pools with a separate pool existing for each of the bank’s different loan portfolios such as real estate, commercial and consumer. Loss ranges are estimated for each pool by considering the bank’s own loss history over the previous 5 years as well as the loss history of the bank’s peer group. Finally, losses are assigned to those other factors identified in the previous paragraph. The total of these losses are then compared to the allowance for loan loss balance and adjustments to the balance are made as necessary.

As of March 31, 2003, our allowance for loan losses of $1,449,000 was believed to be adequate when judged against the loss estimates developed from our quarterly evaluations. This allowance was 1.20% of gross loans. In contrast, the allowance was $1,386,000, or 1.19% of gross loans, at December 31, 2002. Net charge-offs for the first quarter of 2003 were just $18,000 compared to $47,000 in the first quarter of 2002.

Although management believes the overall quality of the loan portfolio has not changed significantly since year end, and despite the low level of charge-offs in the first quarter, the allowance was increased by $63,000 during the quarter. This primarily reflects a $134,000 increase in nonaccrual loans to $148,000. Most of these loans were made to consumers in a market which is currently experiencing economic difficulty. Many were for the purchase of automobiles and are secured by those autos. Some losses, however, are likely to occur on these loans. Overall, past due loans remain below 2.00% of gross loans and we are not aware of any credit issues which have not been addressed in our analysis or are likely to have a significant negative impact on earnings, capital or liquidity.

SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD

The bank’s securities portfolio uses funds not needed to satisfy loan demand to improve earnings while at the same time providing liquidity and balancing interest sensitivity concerns. All securities are classified as available for sale. At $54,152,000, the total value of the portfolio was little changed from year-end when it was $54,219,000. The weighted average life of the portfolio at March 31, 2003 was 2.43 years while the tax-equivalent yield was 5.09%.

As we have in the past, we continue to manage the portfolio by constructing a short-term, laddered portfolio of U.S. government agency securities, bank qualified municipal debt, government agency mortgage backed securities and investment grade corporate debt. Given the current state of our economy and uncertainty about the future, we are placing particular emphasis on credit quality and our desire to keep the portfolio short in order to avoid interest rate risk. We do not anticipate any changes to those practices in the foreseeable future.

We continue to limit our involvement in the overnight federal funds market. At March 31, 2003 the balance in federal funds sold was $850,000. For the quarter the average was $1,433,000. Overnight funds purchased were $0 at quarter-end and averaged $624,000 during the quarter.

DEPOSITS AND OTHER FUNDING SOURCES

Total deposits increased $3,291,000, or 2.2%, during the first quarter to $151,032,000. Average deposits for the quarter were $148,586,000. This growth was centered in interest bearing deposits which were up $3,866,000. Noninterest bearing deposits, meanwhile, were nearly steady ending the quarter at $19,467,000, down $575,000 from year-end, and averaging $20,133,000 during the quarter. On an annualized basis total deposit growth approximated 8.9%, lower than last year’s 12.1% but still significant in our marketplace. We are pleased that each of our branch locations experienced an increase in deposits during the quarter.

Among interest bearing deposits, the greatest growth has occurred in NOW and money market accounts, both of which are up more than $1.5 million since year-end. We also continue to have success marketing our 36 month certificate of deposit. The balance of these certificates increased $3,559,000 during the quarter to over $15.1 million. Most of the increase is from the maturity of other certificates and total portfolio of certificates of deposit has not increased significantly.

Our short-term borrowings continue to be made up of overnight funds purchased and repurchase agreements with several local entities. Each repurchase agreement is subject to daily balance changes depending on the cash needs of the customer. At March 31, 2003 the balance of these accounts was $9,353,000 compared to $10,395,000 at year-end. Their average balance during the quarter was $9,634,000.

Long-term borrowings are comprised of various borrowings with the Federal Home Loan Bank of Pittsburgh. The outstanding balance of $4,635,000 is $2,757,000 more than at year-end as we borrowed an additional $3,000,000 at a fixed interest rate of 2.27% for a term of 3 years in order to fund a particular commercial loan. This loan is also expected to be outstanding for approximately 3 years. Although we have no plans to acquire additional debt, the benefits of doing so to fund favorable lending arrangements will continue to be considered.

CAPITAL RESOURCES

Our capital base continues to be very strong. At $20,776,000, total capital was 11.1% of total assets on March 31, 2003. We also continue to exceed all regulatory capital requirements as shown in the following table:

Minimum Capital Standard Ratios
	Citizens Financial Corp.	Regulatory Requirements
Total capital to risk weighted assets	16.29%	8.00%
Tier I capital to risk weighted assets	15.16%	4.00%
Tier I capital to adjusted total assets	10.58%	4.00%

Changes in capital during the quarter, which are detailed in the Statement of Changes in Shareholders Equity, included the retention of earnings, the payment of dividends and changes in other comprehensive income related to our available for sale securities portfolio. Dividends are typically paid at a rate of $.25 per quarter plus a special year-end dividend determined by the board of directors. In 2003, we expect to pay $.30 per quarter in addition to the year-end dividend. Neither this change, or any other item known to us, is expected to materially impair or alter our capital.

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

IMPACT OF INFLATION

The consolidated financial statements and related data included in this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require our financial position and results of operations to be measured in terms of historical dollars except for the available for sale securities portfolio. Consequently, the relative value of money generally is not considered. Nearly all of our assets and liabilities are monetary in nature and, as a result, interest rates and competition in the market area tend to have a more significant impact on our performance than the effect of inflation.

However, inflation does affect noninterest expenses such as personnel costs and the cost of services and supplies we use. We do attempt to offset such increases by controlling the level of noninterest expenditures and increasing levels of noninterest income. Because inflation rates have generally been low during the time covered by the accompanying consolidated financial statements, the impact of inflation on the our earnings has not been significant.

Part I Item 3

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. Our primary market risk is interest rate risk which results from timing differences in the repricing of assets, liabilities and off-balance-sheet instruments. Some amount of interest rate risk is inherent and appropriate in banking.

We control interest rate risk through our interest rate sensitivity management program, also known as asset/liability management. The objective of this program is to maximize net interest income while minimizing the risk of adverse effects from changing interest rates. This is done by controlling the mix and maturities of interest sensitive assets and liabilities. The bank has established an asset/liability committee for this purpose. The bank uses several techniques to monitor and control interest rate risk including gap analysis, interest rate shock testing and other forms of simulation modeling.

As of March 31, 2003, the company has more liabilities subject to repricing over the next twelve months than assets subject to repricing over the same time period. This condition is known as a negative gap. Given economists current expectation of slowly rising interest rates, this condition would normally be considered detrimental to earnings. However, gap theory requires that a number of assumptions be made including when the rates on products might change. Citizens maintains a large and growing volume of savings, money market and interest bearing checking accounts with rates that could be changed at any time. However, rates on these products are typically quite stable and lag rises in rates within the broader economy. Thus, management does not expect earnings to be negatively impacted to a material degree should interest rates rise.

Because gap analysis contains shortcomings such as this, Citizens also uses rate shock analysis and simulation modeling to monitor and control interest rate risk. Rate shock tests project net interest income given an immediate and sustained change in interest rates applied to all interest earning assets and interest sensitive liabilities and help define boundaries of interest rate risk. As of March 31, 2003, these tests project that an immediate and sustained change in interest rates of +/- 300 basis points would not cause net interest income to change by more than the parameters established by company policy. Such policy limits the change in net interest income to 5% for any given 100 basis change in interest rates. In all likelihood, however, an immediate and sustained change in interest rates of this type would not occur since interest rates of various products do not change alike. Nonetheless, management is attempting to further reduce interest rate risk by attracting longer term sources of funds such as certificates of deposit, and the selective use of borrowed funds for certain loan projects as discussed earlier.

Part I Item 4

Controls and Procedures

Within 90 days prior to filing this Quarterly Report on Form 10-Q, the company, under the supervision and with the participation of management, including the chief executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company which is required to be included in the our periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in our internal controls or in other factors that could significantly offset internal controls, nor were any corrective actions required with regard to significant deficiencies or material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings:

As of March 31, 2003 Citizens Financial Corp. was not involved in any material legal proceedings. We are involved in various legal proceedings which occur in the normal course of business. After consultation with legal counsel, management believes that all such litigation will be resolved without materially effecting our financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against Citizens Financial Corp. or any of its subsidiaries.

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

CITIZENS FINANCIAL CORP.

Date:	May 13, 2003	By:	/s/ ROBERT J. SCHOONOVER
Robert J. Schoonover President Chief Executive Officer

Date:	May 13, 2003	By:	/s/ THOMAS K. DERBYSHIRE
Thomas K. Derbyshire Vice President, Treasurer and Principal Financial Officer

Citizens Financial Corp.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert J. Schoonover, President and Chief Executive Officer of Citizens Financial Corp., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Citizens Financial Corp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries; is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factor that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003	/s/ ROBERT J. SCHOONOVER
President and Chief Executive Officer

Citizens Financial Corp.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Thomas K. Derbyshire, Vice President, Treasurer and Principal Financial Officer of Citizens Financial Corp., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Citizens Financial Corp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries; is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factor that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003	/s/ THOMAS K. DERBYSHIRE
V.P., Treasurer & Principal Financial Officer