Form 10-Q
period 2003-06-30
CITIZENS FINANCIAL CORP/DE/
filed 2003-08-13
CIK 764156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2003
Common Stock ($2 par value)	645,523

This report contains 27 pages.

FORM 10-Q

CITIZENS FINANCIAL CORP.

Quarter Ended June 30, 2003

PART I ITEM I—FINANCIAL INFORMATION

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	June 30, 2003	Dec. 31, 2002
	(Unaudited)	*
ASSETS

Cash and due from banks	$5,070	$4,789
Federal funds sold	3,500	0
Securities available for sale	57,269	54,219
Loans, less allowance for loan losses of $1,444 and $1,386, respectively	122,462	115,187
Premises and equipment	3,063	3,146
Accrued interest receivable	1,125	1,161
Other assets	3,897	3,898

Total Assets	$196,386	$182,400

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$19,396	$20,042
Interest bearing	138,982	127,699

Total deposits	158,378	147,741
Short-term borrowings	10,511	10,395
Long-term borrowings	4,227	1 878
Other liabilities	2,043	1,781

Total liabilities	175,159	161,795

Commitments and contingencies

SHAREHOLDERS’ EQUITY

Common stock, $2.00 par value, authorized 2,250,000 shares, issued 750,000 shares	1,500	1,500
Additional paid in capital	2,100	2,100
Retained earnings	18,528	17,912
Accumulated other comprehensive income	1,287	1,244
Treasury stock at cost, 104,477 and 103,477 shares, respectively	(2,188)	(2,151)

Total shareholders’ equity	21,227	20,605

Total Liabilities and Shareholders’ Equity	$196,386	$182,400

*	From audited financial statements.

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of dollars, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
INTEREST INCOME

Interest and fees on loans	$2,276	$2,209	$4,487	$4,380
Interest and dividends on securities:
Taxable	499	552	1,013	1,122
Tax-exempt	88	80	171	155
Interest on federal funds sold	5	17	9	19

Total interest income	2,868	2,858	5,680	5,676

INTEREST EXPENSE

Interest on deposits	717	931	1,440	1,871
Interest on short-term borrowings	62	65	120	138
Interest on long-term borrowings	33	16	57	23

Total interest expense	812	1,012	1,617	2,032

Net interest income	2,056	1,846	4,063	3,644
Provision for loan losses	81	63	162	126

Net interest income after provision for loan losses	1,975	1,783	3,901	3,518

NONINTEREST INCOME

Trust department income	43	85	133	139
Brokerage fees	2	19	9	20
Service fees	169	152	327	290
Insurance commissions	11	17	16	23
Security gains/(losses)	0	0	0	0
Secondary market loan fees	29	40	52	79
Other	46	14	92	53

Total noninterest income	300	327	629	604

NONINTEREST EXPENSE

Salaries and employee benefits	845	754	1,682	1,474
Net occupancy expense	56	66	118	132
Equipment rentals, depreciation and maintenance	106	108	205	211
Data processing	121	113	239	238
Director fees	55	46	110	90
Postage	39	37	75	67
Professional service fees	31	35	72	69
Stationery	37	34	71	68
Other	255	231	456	462

Total noninterest expense	1,545	1,424	3,028	2,811

Income before income taxes	730	686	1,502	1,311
Income tax expense	238	251	499	459

Net income	$492	$435	$1,003	$852

The accompanying notes are an integral part of these financial statements.

Basic and fully diluted earnings per common share	$.76	$.67	$1.55	$1.31

Weighted average shares outstanding	645,831	648,378	646,085	648,624

Dividends per common share	$.30	$.25	$.60	$.50

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Net income	$492	$435	$1,003	$852
Other comprehensive income:
Gross unrealized gains/(losses) arising during the period	304	622	69	340
Adjustment for income tax (expense)/benefit	(115)	(237)	(26)	(166)

	189	385	43	174

Less: Reclassification adjustment for (gains)/losses included in net income	0	0	0	0
Adjustment for income tax expense/(benefit)	0	0	0	0

	0	0	0	0

Other comprehensive income, net of tax	189	385	43	174

Comprehensive income	$681	$820	$1,046	$1,026

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands of dollars)

	Six Months Ended June 30, 2003 and 2002
	(unaudited)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Share- holders’ Equity
	Shares	Amount
Balance, January 1, 2002	750,000	$1,500	$2,100	$16,891	$606	$(2,075)	$19,022
Net income				852			852
Net change in unrealized gain on securities					174		174
Cash dividends declared ($.50 per share)				(324)			(324)
Purchase of 1,000 shares of treasury stock						(32)	(32)

Balance June 30, 2002	750,000	$1,500	$2,100	$17,419	$780	$(2,107)	$19,692

Balance, January 1, 2003	750,000	$1,500	$2,100	$17,912	$1,244	$(2,151)	$20,605
Net income				1,003			1,003
Net change in unrealized gain on securities					43		43
Cash dividends declared ($.60 per share)				(387)			(387)
Purchase of 1,000 shares of treasury stock						(37)	(37)

Balance June 30, 2003	750,000	$1,500	$2,100	$18,528	$1,287	$(2,188)	$21,227

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Six Months Ended June 30,
	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net Income	$1,003	$852
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	162	126
Depreciation and amortization	177	183
Amortization and (accretion) on securities	117	19
(Gain)/loss on disposal of equipment	1	0
(Gain)/loss on sale of securities	0	0
(Gain)/loss on sale of OREO	(1)	11
(Increase)/decrease in accrued interest receivable	36	7
(Increase)/decrease in other assets	(6)	184
Increase/(decrease) in other liabilities	235	6

Cash provided by operating activities	1,724	1,388

Cash flows from investing activities:
Principal payments, available for sale securities	2,607	425
Proceeds from sales of available for sale securities	134	0
Proceeds from maturities and calls, available for sale securities	6,015	5,341
Purchases of available for sale securities	(11,854)	(6,703)
Purchases of premises and equipment	(89)	(398)
(Increase)/decrease in loans	(7,455)	(3,948)
Proceeds from sale of other real estate owned	20	57

Cash used in investing activities	(10,622)	(5,226)

Cash flows from financing activities:
Cash dividends paid	(387)	(324)
Acquisition of treasury stock	(37)	(32)
Increase/(decrease) in short-term borrowing	116	(5,011)
Acquisition of long-term borrowing	3,000	1,412
Repayment of long-term borrowing	(651)	0
Increase/(decrease) in time deposits	3,248	2,568
Increase/(decrease) in other deposits	7,390	20,277

Cash provided by financing activities	12,679	18,890

Net increase in cash and cash equivalents	3,781	15,052
Cash and cash equivalents at beginning of period	4,789	4,735

Cash and cash equivalents at end of period	$8,570	$19,787

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,681	$2,093
Income taxes	$498	$503
Supplemental Schedule of Noncash Investing and Financing Activities:
Other real estate and other assets acquired in settlement of loans	$19	$45

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

The condensed consolidated statements contained herein include the accounts of Citizens Financial Corp. and its wholly-owned subsidiaries Citizens National Bank (“the bank”) and Citizens Financial Services, LLC. All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens’ 2002 Annual Report to Shareholders and Form 10-K.

NOTE 2—RECLASSIFICATIONS

Certain accounts in the condensed consolidated financial statements for 2002, as previously presented, have been reclassified to conform with current year classifications.

NOTE 3—SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2003 and December 31, 2002 are summarized as follows (in thousands):

	June 30, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
	(Unaudited)
Available for sale:
U.S. Government agencies and corporations	$28,809	$1,203	$—	$30,012
Mortgage backed securities—
U.S. Government agencies and corporations	8,628	79	—	8,707
Corporate debt securities	7,971	314	—	8,285
Tax exempt state and political subdivisions	9,043	479	—	9,522

Federal Reserve Bank stock	108	—	—	108
Federal Home Loan Bank stock	635	—	—	635

Total securities available for sale	$55,194	$2,075	$—	$57,269

	December 31, 2002*
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
	*
Available for sale:
U.S. Government agencies and corporations	$25,859	$1,186	$—	$27,045
Mortgage-backed securities—
U.S. Government agencies and corporations	7,024	121	9	7,145
Corporate debt securities	9,914	389	—	10,294
Tax exempt state and political subdivisions	8,772	319	—	9,091
Federal Reserve Bank stock	108	—	—	108
Federal Home Loan Bank stock	536	—	—	536

Total securities available for sale	$52,213	$2,015	$9	$54,219

The maturities, amortized cost and estimated fair values of the bank’s securities at June 30, 2003 are summarized as follows (in thousands):

	Available for sale
	Amortized Cost	Estimated Fair Value
Due within 1 year	$15,082	$15,365
Due after 1 but within 5 years	35,480	27,043
Due after 5 but within 10 years	3,889	4,118
Due after 10 years	0	0
Equity securities	743	743

	$55,194	$57,269

Mortgage backed securities have remaining contractual maturities ranging from 4 months to 18 years and are reflected in the maturity distribution schedule shown above based on their anticipated average life to maturity, which ranges from .71 to 4.77 years. The company’s equity securities are required to be held for membership in the Federal Reserve and Federal Home Loan Bank and are shown at cost since they may only be sold to the respective issuer or another member at par.

The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the six month periods ended June 30, 2003 and 2002 are as follows (in thousands):

	Proceeds From			Gross Realized
	Sales	Calls and Maturities	Principal Payments	Gains	Losses
June 30, 2003:
Securities available for sale	$134	$6,015	$2,607	$0	$0

June 30, 2002:
Securities available for sale	$0	$5,341	$425	$0	$0

At June 30, 2003 and December 31, 2002 securities with an amortized cost of $20,506,000 and $19,210,000, respectively, with estimated fair values of $21,566,000 and $20,171,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

At June 30, 2003, the company had a concentration within its corporate debt securities classification which included obligations of financial services industry companies with global operations having an approximate amortized cost of $2,784,000 and an estimated fair value of $2,922,000. There were no concentrations with any one issuer.

*	From audited financial statements.

NOTE 4—LOANS

Total loans are summarized as follows (in thousands):

	June 30, 2003	December 31, 2002
	(Unaudited)	*
Commercial, financial and agricultural	$23,850	$20,819
Real estate—construction	3,526	2,689
Real estate—mortgage	81,483	77,937
Installment loans	12,822	13,657
Other	2,298	1,566

Total loans	123,979	116,668
Net deferred loan origination costs	(70)	(93)
Less unearned income	(3)	(2)

Total loans net of unearned income and net deferred loan origination costs	123,906	116,573
Less allowance for loan losses	1,444	1,386

Loans, net	$122,462	$115,187

*	From audited financial statements

NOTE 5—ALLOWANCE FOR LOAN LOSSES

Analyses of the allowance for loan losses are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Balance at beginning of period	$1,449	$1,413	$1,386	$1,397

Loans charged off:
Commercial and industrial	5	134	5	134
Real estate—mortgage	0	17	0	36
Consumer and other	84	24	123	54

Total	89	175	128	224

Recoveries:
Commercial and industrial	0	3	20	3
Real estate—mortgage	0	0	0	0
Consumer and other	3	2	4	4

Total recoveries	3	5	24	7

Net losses	86	170	104	217
Provision for loan losses	81	63	162	126

Balance at end of period	$1,444	$1,306	$1,444	$1,306

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

Financial instruments whose contract amounts represent credit risk	June 30, 2003	December 31, 2002
(in thousands)	(unaudited)	*
Commitments to extend credit	$32,333	$21,838
Standby letters of credit	531	544

Total	$32,864	$22,382

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

NOTE 8—EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the six months ended June 30, 2003 and 2002 the weighted average number of shares were 646,085 and 648,624, respectively. The weighted average number of shares outstanding during the three month period then ended were 645,831 and $648,378. During the periods ended June 30, 2003 and 2002 the company did not have any dilutive securities.

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

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the second quarter of 2003 of $492,000 was $57,000 more than in the second quarter of 2002 while year-to-date net income of $1,003,000 was $151,000 more than in the first half of last year. These increases are primarily the result of lower interest expense. For the year-to-date period, earnings per share was $1.55 in 2003 and $1.31 in 2002 and return on average assets increased to 1.09% from 1.02%. Additional details concerning our results of operations are discussed in the following sections of this report.

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

For the second quarter of 2003 net interest income totaled $2,056,000, up $210,000 from $1,846,000 in the second quarter of last year. For the full six month period, net interest income improved $419,000 to $4,063,000. In both cases the improvement is the result of lower interest expense. As a result, our net interest margin for the first half of the year improved 10 basis points to 4.84% which is well above peer group averages.

With interest rates showing a steady decline throughout our economy over the past year, management reduced the rates paid on deposit accounts. This reduced the cost of interest bearing liabilities from 3.13% in the first half of 2002 to 2.20% in the first half of this year. This was enough to produce the savings in interest expense cited above despite a $14.7 million increase in interest bearing balances. Specifically, the estimated annual savings from lower funding costs was $1.3 million while the increase in the volume of funds is estimated to have increased expense by just $412,000 annually.

These two effects, known as the rate variance and volume variance, respectively, also impact interest income. The yield earned on interest earning assets in the first half of 2003 was 6.67%, down from 7.31% in the first half of last year. This is estimated to have cost the bank approximately $1.1 million on an annualized basis. However, unlike the deposit side, this is offset by a $15.5 million rise in earning assets which added approximately $1.1 million to interest income. Thus, the rate variance and volume variance essentially cancelled each other out and interest income remained nearly unchanged. Additional information concerning interest rate sensitivity and the possible impact changing interest rates may have on earnings is provided later in this report.

PROVISION FOR LOAN LOSSES

The provision for loan losses is management’s estimate of the amount which must be charged against current earnings in order to maintain the allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated based on quarterly evaluations of the loan portfolio. The provision was $81,000 for the second quarter of 2003 and $63,000 for the second quarter last year. On a year-to-date basis the provision totaled $162,000 and $126,000, respectively. The factors which we consider in establishing the provision for loan losses, and in analyzing the allowance for loan losses, are discussed later in this report under the Allowance for Loan Losses section.

NONINTEREST INCOME

Noninterest income, which includes all revenues other than interest and fee income related to earning assets, totaled $300,000 in the second quarter of 2003 and $327,000 in the second quarter of 2002. For the full six months, however, noninterest income is up $25,000 to $629,000.

Service fees are the largest component of noninterest income and have improved for both the quarterly and year-to-date periods due to higher overdraft and ATM fees. Trust income, the next largest component, totals $133,000 for the year so far compared to $139,000 last year. Trust income is somewhat dependent on the settlement of estates and can fluctuate from quarter to quarter as a result. Through June 30, however, trust income is slightly over our budgeted amount.

Fees from our secondary market mortgage program are down from last year on both a quarterly and year-to-date basis. This is due to a restructuring of the fee splitting arrangement between the bank and mortgage originators. Demand for this product remains strong, however. Brokerage fees are also down, due to a drop in demand as many customers remain hesitant to invest following several years of volatile investment returns. We have also had to replace our broker several times since the beginning of 2002 which has hindered our ability to develop this business. Although income from these two programs may be cyclical depending on the state of the economy and interest rates, we expect both to provide positive benefits to our shareholders and customers over the long-term.

Other noninterest income, which includes items such as safe deposit box rent and wire transfer fees, has risen from last year primarily due to income from insurance contracts which the bank purchased in August, 2002 to fund a nonqualified postretirement benefit program for directors and certain officers. This income totaled $36,000 in the first half of 2003 and $18,000 in the second quarter. A detailed discussion of this plan was provided in Note 10 to our 2002 Form 10-K and annual report to shareholders.

NONINTEREST EXPENSE

Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Noninterest expense for the second quarter of the year increased $121,000 to $1,545,000 while the year-to-date increase of $217,000 brings total noninterest expense to $3,028,000. In both cases the majority of the increase may be traced to employee costs.

Although officer salary adjustments are made each April, total salaries have increased just $5,000 for the quarter and $10,000 for the six month period. Much larger increases are found in the cost of benefit programs. Group insurance costs, including our self-funded medical program, have risen $44,000 for the quarter and $103,000 for the six months through June 30. Also, expenses accrued under the nonqualified postretirement benefit plan noted earlier were $53,000 for the quarter and $89,000 for the year so far. No such expenses were recorded in the first half of last year.

The remaining noninterest expense items have been well controlled rising just $9,000 year-to-date and $30,000 in the second quarter. The larger quarterly figure is mostly the result of two nonrecurring items. First, costs absorbed by the bank in the promotion of home equity lines of credit approximated $11,000 while another $11,000 expense was recorded as our investment in the ProServ insurance agency was written off.

Although rainy weather has delayed the construction of a new branch and the upgrading of another, these projects will cause noninterest expense to rise as they are carried out. These increases are not expected to materially reduce earnings barring any unforeseen developments, however.

INCOME TAXES

The provision for income tax expense includes both federal and state income taxes. Total income tax expense for the second quarters of 2003 and 2002 was $238,000 and $251,000, respectively. For the year-to-date periods income taxes totaled $499,000 and $459,000. We have not been subject to the federal alternative minimum tax during the periods covered by this report and do not expect to be subject to it in the foreseeable future.

FINANCIAL CONDITION

SUMMARY

Although the economy within our marketplace shows limited expansion, Citizens continues to grow as a result of the branching activity we undertook in the last two years and, we believe, the uncertainty and aversion to risk being felt by many consumers. Total assets at June 30, 2003 of $196,386,000 are up nearly $14 million since year-end while gross loans and deposits have increased $7.3 million and $10.6 million, respectively. A further discussion of our major balance sheet categories, as well as liquidity and the impact of inflation, follows.

LOAN PORTFOLIO

Total loans at June 30, 2003 of $123,979,000 are $7,311,000, or 6.3%, more than at year-end. Much of this growth has occurred in commercial lending which is up $3,031,000. While this reflects the origination of several larger loans, several others have also been paid off to take advantage of financing opportunities elsewhere. Overall, the demand for commercial loans has been stronger than for other types of loan products. This is further illustrated when examining the mortgage portfolio, which includes both residential and nonresidential mortgages. With total mortgage loans having grown by $3.5 million this year, commercial mortgages alone are up $2.0 million. Residential lending, meanwhile increased approximately $1.5 million largely due to the promotion of home equity loans during the second quarter.

Our other major loan portfolio involves consumer lending. Competition for consumer loans, and particularly auto loans, has been intense and, as a result, the consumer portfolio has decreased $835,000, or 6.1%, since year-end. While we expect the level of competition to continue to be high, we are planning to pursue auto loans through a special program during the third quarter. This program is expected to enhance consumer loan volume and income without reducing credit quality by illustrating to qualified buyers the advantages of our loan programs relative to other financing alternatives.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level we consider adequate to provide for losses that can be reasonably anticipated based on quarterly evaluations of the loan portfolio. This evaluation considers the potential loss in specifically identified loans and homogeneous pools of loans as well as other factors such as delinquency levels, historical loss experience, current and anticipated economic conditions, concentrations of credit, changes in lending policies or staff, and other factors. As noted previously, this analysis ultimately determines the amount which is expensed as provision for loan losses.

Loans specifically analyzed include larger balance loans and those included on the bank’s watch list as a result of possible weaknesses regarding collectability, performance or the adequacy of collateral as identified by the bank’s internal loan review function. For these loans, specific loss estimates are made. Loans not specifically analyzed are grouped into pools with a separate pool existing for each of the bank’s different loan portfolios such as real estate, commercial and consumer. Losses are estimated for each pool by considering the bank’s own loss history over the previous 5 years as well as the loss history of the bank’s peer group. Finally, losses are assigned to those other factors identified in the previous paragraph. The total of these losses are then compared to the allowance for loan loss balance and adjustments to the balance are made as necessary.

As of June 30, 2003, our allowance for loan losses of $1,444,000 was believed to be adequate when judged against the loss estimates developed from our quarterly evaluations. This allowance was 1.16% of gross loans.

Although gross loans have increased by $7.3 million since year-end,

management does not believe the overall quality of the loan portfolio has changed significantly. Past due loans remain below 2% and nonaccuring loans are now just $30,000 compared to $148,0000 at March 31, 2003. Net charge-offs for the six months have also fallen from $217,000 last year to $104,000 this year. We believe we have addressed all of the relevant risk factors in our analysis and are not aware of any credit issues which are likely to have a significant negative impact on future earnings, capital or liquidity.

SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD

The bank’s securities portfolio uses funds not needed to satisfy loan demand to improve earnings while at the same time providing liquidity and balancing interest sensitivity concerns. All securities are classified as available for sale. During the first six months of 2003 total securities increased $3,050,000 to $57,269,000 because the increase in deposit funds has exceeded the increase in loans.

With yields on investment securities at historically low levels, the average life of the portfolio has been kept short, at 2.22 years, in order to reduce interest rate risk. And, as we have in the past, we continue to maintain very high credit quality within the securities portfolio by purchasing only U.S. government agency securities, bank qualified municipal debt, government agency mortgage backed securities and investment grade corporate debt. We do not anticipate any changes to these practices in the foreseeable future. Additional information on the securities portfolio including data on the composition and maturity patterns of the securities, may be found in Note 3.

While we attempt to stay fully invested in loans or securities, some involvement in overnight federal funds is inevitable. Our average balance in federal funds sold for the first half of 2003 was $1.6 million. The average federal funds purchased balance, on the other hand, was $473,000. As of June 30, 2003 we had $3,500,000 in federal funds sold and no federal funds purchased. We maintained a larger than usual federal funds sold position at mid-year in the event one or more of our repurchase agreements carrying June 30 maturities were not renewed. Because these funds were maintained the federal funds were reduced subsequent to quarter-end by purchasing additional securities.

DEPOSITS AND OTHER FUNDING SOURCES

Total deposits increased $10.6 million during the first half of the year to $158,378,000. With noninterest bearing deposits being generally steady throughout the year so far, this growth has centered on several types of interest bearing deposits. We believe this is a reflection of customers’ continuing desire for safety over yield despite the recent improvements in the equity markets.

The accounts generating the most growth include savings accounts, up $3.0 million; NOW accounts, up $1.1 million; and money market accounts, up $2.8 million. In addition, certificates of deposit have grown by $2.8 million. This is largely due to the success of our 3 year certificate which provides the customer with the ability to add to the certificate at any time, as well as limited rights to make a penalty free withdrawal or bump up the interest rate. We have found these features appeal to a variety of customers both large and small and believe it provides us with a stable source of mid-term funding at an attractive cost.

Our short-term borrowings continue to be made up of overnight funds purchased and repurchase agreements with several local entities. Each repurchase agreement is subject to daily balance changes depending on the cash needs of the customer. At June 30, 2003 the balance of these accounts was $10,511,000 compared to $10,395,000 at year-end. Their average balance during the six months was $9,761,000. As noted previously, we recently renewed repurchase agreements with a June 30 maturity date.

Long-term borrowings are comprised of various borrowings with the Federal Home Loan Bank of Pittsburgh. The outstanding balance of $4,227,000 is $2,349,000 more than at year-end as we borrowed an additional $3,000,000 at a fixed interest rate of 2.27% for a term of 3 years in order to fund a commercial loan. This loan is also expected to be outstanding for approximately 3 years. Although we have no plans to acquire additional debt, the benefits of doing so to fund favorable lending arrangements will continue to be considered.

CAPITAL RESOURCES

We continue to maintain a strong capital base of $21,227,000 or, 10.8% of total assets at June 30, 2003. We also continue to exceed all regulatory capital requirements as shown in the following table:

Minimum Capital Standard Ratios

	Citizens Financial Corp.	Regulatory Requirements
Total capital to risk weighted assets	15.86%	8.00%
Tier I capital to risk weighted assets	14.78%	4.00%
Tier I capital to adjusted total assets	10.36%	4.00%

Changes to our capital during the first six months of 2003 are detailed in the Statement of Changes in Shareholders’ Equity. We are not aware of any items which are expected to materially impair or alter our capital in the future.

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

We monitor our liquidity on a continuous basis and prepare formal liquidity forecasts quarterly utilizing anticipated loan and deposit levels over the next twelve months. Based on these forecasts, management expects to be able to satisfy demands for liquidity primarily from internal sources although certain larger loan projects may be funded through borrowings. The use of such external funding would improve the ability to generate liquidity through maturing investment securities and provide greater flexibility in balance sheet management but are not necessary to satisfying our liquidity requirements as forecasted.

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

Gap analysis measures the amount of interest earning assets and interest bearing liabilities that could reprice in a given time period. When more assets could reprice the gap is said to be positive. This is normally beneficial when interest rates rise. When more liabilities can reprice, the gap is negative which is usually good as interest rates fall. Normally, the size of the gap is expressed as a percent of total assets.

At June 30, 2003, our gap over the next twelve months was -2.12% of total assets. This is well below our +/- 10% guideline and indicates the bank is well positioned from an interest rate risk standpoint. Although some further reductions in interest rates are possible, rates are already at historically low levels and, in the long-term, rates are more likely to rise than fall. Because our gap is negative this indicates earnings would suffer should rates rise. So, our gap, while small, indicates we do face some interest risk, but at a level which is acceptable to management.

Gap theory, however, requires that a number of assumptions be made, including the assumption that interest rates on all of our products change at the same time and by the same amount. Because this is not usually true, we also employ rate shock analysis and simulation modeling to monitor and control interest rate risk.

Rate shock tests project net interest income given an immediate and sustained change applied to all interest sensitive assets and liabilities. Although this implies some of the same weaknesses as gap, rate shock tests do help define boundaries of interest rate risk. Typically, we conduct rate shock tests on a quarterly basis assuming rates change by +/- 100, 200 and 300 basis points. Because some of our products now have rates that cannot decrease by as much as 100, 200 or 300 basis points, the results indicate changes which are slightly outside the normal parameters set by management. Another technique we use to manage interest rate risk, known as simulation modeling, allows us to change both interest rates and asset and liability volumes in any variety of ways. In this manner we can project interest rate risk under many different assumptions including those we consider most likely. As of June 30, 2003, these models indicate our interest rate risk is within levels acceptable to us. Nonetheless, management continues to attempt to reduce interest rate risk by attracting longer term sources of funds such as 36 month certificates of deposit and the selective use of borrowed funds to support certain loan projects as discussed earlier.

Part I Item 4

Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the company, under the supervision and with the participation of management, including the chief executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company which is required to be included in the our periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in our internal controls or in other factors that could significantly offset internal controls, nor were any corrective actions required with regard to significant deficiencies or material weaknesses.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings:

As of June 30, 2003 Citizens Financial Corp. was not involved in any material legal proceedings. We are involved in various legal proceedings which occur in the normal course of business. After consultation with legal counsel, management believes that all such litigation will be resolved without materially effecting our financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against Citizens Financial Corp. or any of its subsidiaries.

Item 2. Changes in Securities: None.

Item 3. Defaults upon Senior Securities: None.

Item 4. Submission of Matters to a Vote of Security Holders:

The annual meeting of shareholders of Citizens Financial Corp. was held on April 26, 2003. The shareholders determined that the maximum number of directors would be fixed at ten and that directors Alday, Kump and Yeager will serve three year terms ending in April, 2006. Each of these directors were unopposed.

In addition to the foregoing nominees, the following seven persons presently are serving as members of the Board of Directors, for terms to expire in the year indicated for each member: Max L. Armentrout (2005); William J. Brown (2004); Edward L. Campbell (2004); Raymond L. Fair (2005); John F. Harris (2005); Robert J. Schoonover (2004); and L. T. Williams (2005).

Item 5. Other Information: None.

Item 6. Exhibits and Reports on Form 8-K:

(a)	Exhibits: The following exhibits are filed with this report:

Exhibit No.	Description of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b)	Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS FINANCIAL CORP.

Date: August 13, 2003	/s/ Robert J. Schoonover
Robert J. Schoonover President Chief Executive Officer

Date: August 13, 2003	/s/ Thomas K. Derbyshire
Thomas K. Derbyshire Vice President, Treasurer and Principal Financial Officer