Form 10-Q
period 2003-09-30
CITIZENS FINANCIAL CORP/DE/
filed 2003-11-12
CIK 764156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2003
Common Stock ($2 par value)	631,378

This report contains 27 pages.

FORM 10-Q

CITIZENS FINANCIAL CORP.

Quarter Ended September 30, 2003

INDEX

			Page No.

Part I.	Financial Information

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets September 30, 2003 and December 31, 2002	3

		Condensed Consolidated Statements of Income Three Months Ended September 30, 2003 and September 30, 2002 and Nine Months Ended September 30, 2003 and September 30, 2002	4

		Statements of Comprehensive Income Three Months Ended September 30, 2003 and September 30, 2002 and Nine Months Ended September 30, 2003 and September 30, 2002	5

		Condensed Consolidated Statements of Changes in Shareholders’ Equity Nine Months Ended September 30, 2003 and September 30, 2002	6

		Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2003 and September 30, 2002	7

		Notes to Condensed Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 – 19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

	Item 4.	Controls and Procedures	21

Part II.	Other Information and Index to Exhibits

	Items 1 through 6		22

	Signatures		23

PART I ITEM I – FINANCIAL INFORMATION

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	Sept. 30, 2003	Dec. 31, 2002
	(Unaudited)	*
ASSETS
Cash and due from banks	$4,616	$4,789
Federal funds sold	400	0
Securities available for sale	64,418	54,219
Loans, less allowance for loan losses of $1,377 and $1,386, respectively	125,551	115,187
Premises and equipment	3,066	3,146
Accrued interest receivable	1,180	1,161
Other assets	3,962	3,898

Total Assets	$203,193	$182,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$21,045	$20,042
Interest bearing	142,113	127,699

Total deposits	163,158	147,741
Short-term borrowings	13,691	10,395
Long-term borrowings	3,817	1,878
Other liabilities	1,722	1,781

Total liabilities	182,388	161,795

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common stock, $2.00 par value, authorized 2,250,000 shares, issued 750,000 shares	1,500	1,500
Additional paid in capital	2,100	2,100
Retained earnings	18,875	17,912
Accumulated other comprehensive income	784	1,244
Treasury stock at cost, 111,192 and 103,477 shares, respectively	(2,454)	(2,151)

Total shareholders’ equity	20,805	20,605

Total Liabilities and Shareholders’ Equity	$203,193	$182,400

*	From audited financial statements.

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of dollars, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
INTEREST INCOME
Interest and fees on loans	$2,268	$2,241	$6,755	$6,621
Interest and dividends on securities:
Taxable	496	563	1,509	1,685
Tax-exempt	88	83	259	238
Interest on federal funds sold	6	24	15	43

Total interest income	2,858	2,911	8,538	8,587

INTEREST EXPENSE
Interest on deposits	703	928	2,143	2,799
Interest on short-term borrowings	65	69	185	207
Interest on long-term borrowings	29	22	86	45

Total interest expense	797	1,019	2,414	3,051

Net interest income	2,061	1,892	6,124	5,536
Provision for loan losses	81	72	243	198

Net interest income after provision for loan losses	1,980	1,820	5,881	5,338

NONINTEREST INCOME
Trust department income	87	54	220	193
Brokerage fees	3	27	12	47
Service fees	171	160	498	450
Insurance commissions	15	10	31	33
Security gains/(losses)	0	0	0	0
Secondary market loan fees	23	81	75	160
Other	38	24	130	77

Total noninterest income	337	356	966	960

NONINTEREST EXPENSE
Salaries and employee benefits	871	764	2,553	2,238
Net occupancy expense	61	72	179	204
Equipment rentals, depreciation and maintenance	102	111	307	322
Data processing	111	107	350	345
Director fees	57	47	167	137
Postage	44	42	119	109
Professional service fees	33	34	105	103
Stationery	28	34	99	102
Other	232	242	688	704

Total noninterest expense	1,539	1,453	4,567	4,264

Income before income taxes	778	723	2,280	2,034
Income tax expense	239	242	738	701

Net income	$539	$481	$1,542	$1,333

Basic and fully diluted earnings per common share	$.84	$.74	$2.39	$2.06

Weighted average shares outstanding	641,146	647,139	644,480	648,125
Dividends per common share	$.30	$.25	$.90	$.75

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Net income	$539	$481	$1,542	$1,333
Other comprehensive income:
Gross unrealized gains/(losses) arising during the period	(811)	680	(742)	1,020
Adjustment for income tax (expense)/benefit	308	(258)	282	(424)

	(503)	422	(460)	596
Less: Reclassification adjustment for (gains)/losses included in net income	0	0	0	0
Adjustment for income tax expense/(benefit)	0	0	0	0

	0	0	0	0
Other comprehensive income, net of tax	(503)	422	(460)	596

Comprehensive income	$36	$903	$1,082	$1,929

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands of dollars)

	Nine Months Ended September 30, 2003 and 2002
	(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Share- holders’ Equity
	Shares	Amount
Balance, January 1, 2002	750,000	$1,500	$2,100	$16,891	$606	$(2,075)	$19,022
Net income				1,333			1,333
Net change in unrealized gain/loss on securities					596		596
Cash dividends declared ($.75 per share)				(486)			(486)
Purchase of 2,350 shares of treasury stock						(76)	(76)

Balance September 30, 2002	750,000	$1,500	$2,100	$17,738	$1,202	$(2,151)	$20,389

Balance, January 1, 2003	750,000	$1,500	$2,100	$17,912	$1,244	$(2,151)	$20,605
Net income				1,542			1,542
Net change in unrealized gain/loss on securities					(460)		(460)
Cash dividends declared ($.90 per share)				(579)			(579)
Purchase of 7,715 shares of treasury stock						(303)	(303)

Balance September 30, 2003	750,000	$1,500	$2,100	$18,875	$784	$(2,454)	$20,805

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net Income	$1,542	$1,333
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	243	198
Depreciation and amortization	266	278
Amortization and accretion on securities	213	33
(Gain)/loss on disposal of equipment	1	0
(Gain)/loss on sale of OREO	(1)	15
(Increase)/decrease in accrued interest receivable	(19)	49
(Increase)/decrease in other assets	(74)	70
Increase/(decrease) in other liabilities	223	33

Cash provided by operating activities	2,394	2,009

Cash flows from investing activities:
Proceeds from principal payments received on securities available for sale	4,559	687
Proceeds from maturities and calls of securities available for sale	10,515	7,421
Purchases of securities available for sale	(26,361)	(13,643)
Proceeds from sale of securities available for sale	134	0
Purchases of premises and equipment	(178)	(439)
Purchase of bank owned life insurance	0	(2,000)
Proceeds from sale of other real estate	20	78
(Increase)/decrease in loans	(10,625)	(7,422)

Cash used in investing activities	(21,936)	(15,318)

Cash flows from financing activities:
Cash dividends paid	(579)	(486)
Acquisition of treasury stock	(303)	(76)
Increase/(decrease) in short-term borrowing	3,296	(2,160)
Proceeds from long-term borrowing	3,000	2,000
Repayment of long-term borrowing	(1,062)	(748)
Increase/(decrease) in time deposits	5,524	4,454
Increase/(decrease) in other deposits	9,893	14,074

Cash provided by financing activities	19,769	17,058

Net increase in cash and cash equivalents	227	3,749
Cash and cash equivalents at beginning of period	4,789	4,735

Cash and cash equivalents at end of period	$5,016	$8,484

Supplemental disclosure of cash flow information:
Cash payments for:
Interest on deposits and other borrowings	$2,491	$3,068
Income taxes	$684	$699
Supplemental schedule of noncash investing and financing activities:
Other real estate and other assets acquired in settlement of loans	$18	$45

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accounting and reporting policies of Citizens Financial Corp. and Subsidiaries (“Citizens” or “the company”) conform to accounting principles generally accepted in the United States of America and to general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The condensed consolidated statements contained herein include the accounts of Citizens Financial Corp. and its wholly-owned subsidiaries, Citizens National Bank (“the bank”) and Citizens Financial Services, LLC. All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens’ 2002 Annual Report to Shareholders and Form 10-K.

NOTE 2 – RECLASSIFICATIONS

Certain accounts in the condensed consolidated financial statements for 2002, as previously presented, have been reclassified to conform with current year classifications.

NOTE 3 – SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 2003 and December 31, 2002 are summarized as follows (in thousands):

	September 30, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
	(Unaudited)
Available for sale:
U.S. Government agencies and corporations	$33,263	$871	$27	$34,107
Mortgage backed securities-
U.S. Government agencies and corporations	11,200	29	120	11,109
Corporate debt securities	8,094	215	19	8,290
Tax exempt state and political subdivisions	9,781	320	4	10,097
Federal Reserve Bank stock	108	0	0	108
Federal Home Loan Bank stock	707	0	0	707

Total securities available for sale	$63,153	$1,435	$170	$64,418

	December 31, 2002*
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
	*
Available for sale:
U. S. Government agencies and corporations	$25,859	$1,186	$0	$27,045
Mortgage-backed securities –
U. S. Government agencies and corporations	7,024	121	9	7,145
Corporate debt securities	9,914	389	0	10,294
Tax exempt state and political subdivisions	8,772	319	0	9,091
Federal Reserve Bank stock	108	0	0	108
Federal Home Loan Bank stock	536	0	0	536

Total securities available for sale	$52,213	$2,015	$9	$54,219

*	From audited financial statements.

The maturities, amortized cost and estimated fair values of the bank’s securities at September 30, 2003 are summarized as follows (in thousands):

	Available for sale
	Amortized Cost	Estimated Fair Value
Due within 1 year	$15,419	$15,664
Due after 1 but within 5 years	43,229	44,110
Due after 5 but within 10 years	3,690	3,829
Due after 10 years	0	0
Equity securities	815	815

	$63,153	$64,418

Mortgage backed securities have remaining contractual maturities ranging from 1 to 18 years and are reflected in the maturity distribution schedule shown above based on their anticipated average life to maturity, which ranges from .6 to 6.3 years. The company’s equity securities are required to be held for membership in the Federal Reserve and Federal Home Loan Bank and are shown at cost since they may only be sold to the respective issuer or another member at par.

The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the nine month periods ended September 30, 2003 and 2002 are as follows (in thousands):

	Proceeds From			Gross Realized
	Sales	Calls and Maturities	Principal Payments	Gains	Losses
September 30, 2003:
Securities available for sale	$134	$10,515	$4,559	$0	$0

September 30, 2002:
Securities available for sale	$0	$7,421	$687	$0	$0

At September 30, 2003 and December 31, 2002 securities with an amortized cost of $20,556,000 and $19,210,000, respectively, with estimated fair values of $21,296,000 and $20,171,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

At September 30, 2003, the company had a concentration within its corporate debt securities classification which included obligations of financial services industry companies with global operations having an approximate amortized cost of $3,595,000 and an estimated fair value of $3,684,000. There were no concentrations with any one issuer.

NOTE 4 – LOANS

Total loans are summarized as follows (in thousands):

	September 30, 2003	December 31, 2002
	(Unaudited)	*
Commercial, financial and agricultural	$22,618	$20,819
Real estate – construction	5,478	2,689
Real estate – mortgage	83,613	77,937
Installment loans	12,413	13,657
Other	2,853	1,566

Total loans	126,975	116,668
Net deferred loan origination costs	(47)	(93)
Less unearned income	0	(2)

Total loans net of unearned income and net deferred loan origination costs	126,928	116,573
Less allowance for loan losses	1,377	1,386

Loans, net	$125,551	$115,187

*	From audited financial statements

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

Analyses of the allowance for loan losses are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Balance at beginning of period	$1,444	$1,306	$1,386	$1,397

Loans charged off:
Commercial and industrial	124	0	129	134
Real estate – mortgage	0	11	0	47
Consumer and other	27	35	150	89

Total	151	46	279	270

Recoveries:
Commercial and industrial	1	0	21	3
Real estate – mortgage	0	1	0	1
Consumer and other	2	3	6	7

Total recoveries	3	4	27	11

Net losses	148	42	252	259
Provision for loan losses	81	72	243	198

Balance at end of period	$1,377	$1,336	$1,377	$1,336

NOTE 6 – DEPOSITS

The following is a summary of interest bearing deposits by type (in thousands):

	September 30, 2003	December 31, 2002
	(Unaudited)	*
Interest bearing checking	$30,687	$27,221
Money market accounts	8,924	6,382
Savings accounts	27,926	25,044
Certificates of deposit under $100,000	48,074	48,120
Certificates of deposit of $100,000 or more	26,502	20,932

	$142,113	$127,699

*	per audited financial statements

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The company is not aware of any commitments or contingencies which may reasonably be expected to have a material impact on operating results, liquidity or capital resources. Known commitments and contingencies include the maintenance of reserve balances with the Federal Reserve, various legal actions arising in the normal course of business and commitments to extend credit.

NOTE 8 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business, the bank is a party to financial instruments with off-balance-sheet risk. Those instruments include commitments to extend credit and standby letters of credit which are issued to meet the financing needs of customers. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the bank has in particular classes of financial instruments.

Financial instruments whose contract amounts represent credit risk (in thousands)	Sept. 30, 2003 (unaudited)	Dec. 31, 2002 *
Commitments to extend credit	$29,239	$21,838
Standby letters of credit	289	544

Total	$29,528	$22,382

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

NOTE 9 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the nine months ended September 30, 2003 and 2002 the weighted average number of shares were 644,480 and 648,125, respectively, while 641,146 and 647,139 shares were outstanding for the three month periods ending on the same dates. There were no dilutive securities outstanding during any of the periods covered by this report.

Part 1 Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION AND CRITICAL ACCOUNTING POLICIES

The following discussion and analysis presents the significant changes in financial condition and the results of operations of Citizens Financial Corp. and its subsidiaries, Citizens National Bank of Elkins, and Citizens Financial Services, LLC, for the periods indicated and should be read in conjunction with our 2002 audited financial statements and Annual Report on Form 10-K. Because our primary business activities are conducted through the bank, this discussion focuses primarily on the financial condition and operations of the bank. This discussion may contain forward looking statements based on management’s current expectations. This forward looking information involves uncertainties including those associated with interest rates, the general economic environment, regulations, competitive changes, and other risks. Forward looking statements can be identified by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plans”, “intends”, or similar words. We do not attempt to update any forward looking statements. When provided, we intend forward looking information to assist readers in understanding anticipated future operations and we include them pursuant to applicable safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially. Amounts and percentages used in this discussion have been rounded.

As explained in Note 1 of this report, these financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the financial services industry. As such, we are required to make estimates and assumptions that can affect the amounts in our financial statements. A summary of our most significant accounting policies, including an explanation of how assets and liabilities are valued, is presented in Note 1 to the consolidated financial statements of our 2002 Annual Report on Form 10-K.

Due to the subjective valuation techniques used and the sensitivity of our financial statements to the assumptions and estimates needed to determine the allowance for loan losses, we have identified the determination of the allowance as a critical accounting estimate. As such, it could be subject to revision as new information becomes available. Should this occur, changes to the provision for loan losses, which may increase or decrease future earnings, may be necessary. A discussion of the methods we use to determine our allowance for loan losses is presented later in this report.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the third quarter of 2003 of $539,000 was $58,000, or 12.1%, more than in the third quarter of 2002 and reflects an improvement in net interest income. Return on average assets for the quarter was 1.07% compared with 1.06% in the third quarter of 2002. On a year-to-date basis net income totaled $1,542,000 in 2003 and $1,333,000 in 2002 and the returns on average assets were 1.08% and 1.03%, respectively. Earnings per share for the nine months increased from $2.06 to $2.39 while dividends per share also increased from $.75 to $.90. Additional details concerning our results of operations are addressed in the following sections of this report.

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

When compared to last year net interest income improved by $169,000 to $2,061,000 in the third quarter and $588,000 to $6,124,000 for the full nine months. In both cases this may be traced to lower levels of interest expense.

Throughout 2003 we have experienced strong growth. Average earning assets of $179,325,000 are $16.6 million more than in the first three quarters of 2002. However, lower interest rates have caused interest income to remain relatively stable at approximately $8.5 million year-to-date and $2.9 million for the quarter. Average interest bearing liabilities, including deposits and borrowings, used to fund these assets have also risen, by $15.8 million to $149,424,000. Because interest rates have remained low, the rates paid for these funds have fallen and total interest expense has decreased despite the increase in the size of our interest bearing liabilities. On a year-to-date basis interest expense has decreased $637,000 to $2,414,000 and for the quarter a decrease of $222,000 put interest expense at $797,000. This lower cost of funds, down to 2.12% for the nine months of 2003 compared to 3.05% during the same period last year, is the primary reason net interest income has risen.

Net interest margin is a measure which relates net interest income to earning assets. It is commonly used to gauge the effectiveness of a financial institution in managing both interest earning assets and interest bearing liabilities. Through the first three quarters of 2003 our net interest margin of 4.72% is up slightly from last September’s 4.68% and is significantly in excess of the peer group average of 4.30%. We attempt to maintain a strong net interest margin through our asset/liability management practices which are further discussed in Part I, Item 3 of this report.

PROVISION FOR LOAN LOSSES

The provision for loan losses is management’s estimate of the amount which must be charged against current earnings in order to maintain the allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated based on quarterly evaluations of the loan portfolio. The provision was $81,000 for the third quarter of 2003 and $72,000 for the third quarter last year. On a year-to-date basis the provision totaled $243,000 and $198,000, respectively. The factors which we consider in establishing the provision for loan losses, and in analyzing the allowance for loan losses, are discussed later in this report under the Allowance for Loan Losses section.

NONINTEREST INCOME

Noninterest income, which includes all revenues other than interest and fee income related to earning assets, totaled $337,000 during the third quarter of 2003, down from $356,000 in the third quarter of last year. On a year-to-date basis noninterest income is up $6,000 to $966,000.

For the quarter, trust fees and service fees each recorded strong performances increasing by $33,000 and $11,000, respectively. Other noninterest income also posted a $14,000 increase due to income generated by insurance contracts which the bank purchased in August, 2002 to fund a nonqualified postretirement benefit program for directors and certain officers. However, fees from our brokerage and secondary market mortgage loan programs were both down. Brokerage fees were just $3,000 for the quarter compared to $27,000 in the third quarter of 2002 as many customers continue to express a preference for bank insured products over other forms of investment. Our secondary market loan fees fell by $58,000 to $23,000 due to a restructuring of the fee splitting arrangement between the bank and mortgage originators as well as the effects of rising mortgage interest rates.

Results for the full nine month period reflect many of the same underlying factors with improved trust and service fee income, lower brokerage and secondary market loan fees, and the earnings from the insurance contracts supporting the other noninterest income category.

NONINTEREST EXPENSE

Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Noninterest expense for the third quarter of the year increased $86,000 to $1,539,000 while the year-to-date increase of $303,000 brings total noninterest expense to $4,567,000. In both cases the majority of the increase may be traced to employee costs.

For the quarter, salaries and employee benefits increased $107,000 to $871,000. This is the result of increases in group insurance, including our self-funded medical plan, of $69,000 and $55,000 related to a nonqualified postretirement benefit plan. Salary expense for the quarter was $12,000 less than in the third quarter of last year. For the full nine months salaries and benefits have risen $315,000 again due to higher group insurance costs, $172,000, and postretirement benefit costs of $143,000.

The remaining components of noninterest expense show smaller changes, both upward and downward. In the aggregate these items totaled $668,000 during the third quarter, down from $689,000 in the third quarter of last year. For the year-to-date period these items total $2,014,000 compared to $2,026,000 last year. Contributing to these improvements are higher levels of rental income which is accounted for as a reduction in occupancy expense, lower depreciation expense, and the absence of losses on the sale of OREO which were $15,000 during the first nine months of 2003.

We are currently in the early stages of constructing a new branch facility while plans for expanding an existing branch are also being developed. These projects are expected to be completed during the first quarter of 2004 and will increase noninterest expense. However, these costs are expected to be offset by an increase in revenues.

INCOME TAXES

Our provision for income tax expense includes both federal and state income taxes. Total income tax expense for the third quarter of 2003 and 2002 was $239,000 and $242,000, respectively. For the year-to-date periods income taxes totaled $738,000 and $701,000. We were not subject to the federal alternative minimum tax during any of the periods covered by this report and do not expect to be subject to it in the foreseeable future.

FINANCIAL CONDITION

SUMMARY

While our national economy is said to have entered a jobless recovery, the economy within our marketplace continues to show limited expansion. Nonetheless, Citizens continues to grow as a result of the branching activity we undertook in the last two years and, we believe, an aversion to risk being felt by many consumers. Total assets at September 30, 2003 of $203,193,000 are up nearly $21 million since year-end while gross loans and deposits have increased $10.3 million and $15.4 million, respectively. A further discussion of our major balance sheet categories, as well as liquidity and the impact of inflation, follows.

LOAN PORTFOLIO

Total loans at September 30, 2003 of $126,975,000 are $10,307,000, or 8.8%, more than at year-end. Much of this growth has occurred in our mortgage loan portfolio which, at $83,613,000, is our largest and has grown $5,676,000 this year. Included in this portfolio are several types of loans including those secured by 1-4 family residences, which total $49,174,000, home equity loans of $6,131,000 and loans secured by commercial real estate of $27,684,000.

The demand for each of these specific types of loans has been different throughout the year. With easy access to long-term, fixed rate mortgages at historically low interest rates, many consumers have sought home financing through numerous mortgage brokers. As a result, demand for our adjustable rate residential mortgage has not been particularly strong and the balance of these loans has dropped by $1,011,000 since year-end. We have, however, originated $26.6 million in these types of loans through our own fixed rate mortgage program. While we do not actually fund these loans we have earned $75,000 of fee income for providing this service.

Home equity loans, which are another type of residential mortgage loan, have risen $2,549,000 since year-end primarily due to a promotion we ran during the second quarter.

Commercial real estate loans have been our most successful loan product increasing $4,177,000 since year-end. These loans have been made to a variety of business entities in our market area including those in the automobile, farm equipment and tourism industries.

In addition to this, other types of commercial loans, which are not secured by real estate, but by various forms of business equipment and other personal property have also increased by $1,799,000 this year to $22,618,000.

Our other major loan portfolio involves consumer lending. Competition for consumer loans, and particularly auto loans, continues to be intense. As a result, our consumer loan portfolio has decreased by $1,244,000 this year to $12,413,000. While we did generate $438,000 of new consumer loans through a special promotion in the third quarter, we expect consumer lending to continue to be sluggish. Overall loan growth, however, is expected to continue.

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

Loans specifically analyzed include larger balance loans and those included on the bank’s watch list as a result of possible weaknesses regarding collectability, performance or the adequacy of collateral as identified by the bank’s internal loan review function. For these loans, specific loss estimates are made. Loans not specifically analyzed are grouped into pools with a separate pool existing for each of the bank’s different loan portfolios such as real estate, commercial and consumer. Losses are estimated for each pool by considering the bank’s own loss history over the previous 5 years as well as the loss history of the bank’s peer group. Finally, estimated losses are assigned to those other factors identified in the previous paragraph. The total of these estimated losses are then compared to the allowance for loan loss balance and adjustments to the balance are made as necessary.

As of September 30, 2003, our allowance for loan losses of $1,377,000 was believed to be adequate when judged against the loss estimates developed from our quarterly evaluations. The allowance represented 1.08% of gross loans. Past due loans continue to be less than 2% of total loans and nonaccruing loans are just $14,000.

Net charge-offs for the first nine months of the year totaled $252,000, similar to the $259,000 charged off in the same period last year. During the third quarter, however, net charge-offs rose to $148,000 this year compared to just $42,000 in 2002. This was the result of the failure of one commercial loan on which losses totaled $123,000. This risk had been previously identified in our evaluation of the allowance for loan losses and a specific reserve of $116,000 had been established. Although the risk of loss is inherent in the lending process, we believe we have similarly addressed each of the relevant risk factors in our analysis and are not aware of any credit issues which are likely to have a significant negative impact on future earnings, capital or liquidity.

SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD

The bank’s securities portfolio uses funds not needed to satisfy loan demand to improve earnings while at the same time providing liquidity and balancing interest sensitivity concerns. All securities are classified as available for sale. During the first nine months of 2003 total securities increased $10,199,000 to $64,418,000 because the increase in deposits and other sources of funding has exceeded the increase in loans.

Although yields on investment securities have improved in recent months, they remain quite low by historical standards. As a result, we continue to keep the average life of the portfolio short at 2.42 years as a means of managing our risk should rates rise. We also continue to maintain high credit quality standards within the portfolio by purchasing only U.S. government agency securities, bank qualified municipal debt, government agency mortgage backed securities and investment grade corporate debt. U.S. government securities and municipal debt are frequently pledged to secure public deposits.

We do not anticipate any significant changes to our investing practices or to the composition of the portfolio in the foreseeable future. Please refer to Note 3 for further details about our investment portfolio.

While we attempt to invest all available funds in either loans or securities, we still typically have some involvement in the overnight federal funds market. As of September 30, 2003, federal funds sold totaled $400,000. So far this year, federal funds sold have averaged $2,007,000 while federal funds purchased have averaged $344,000. This average in funds sold is somewhat larger than usual as balances have been maintained at certain times to meet specific liquidity needs. Nonetheless, it will continue to be our preference to minimize our investment in low yielding federal funds sold as long as superior earning alternatives are available.

DEPOSITS AND OTHER FUNDING SOURCES

Total deposits have grown $15.4 million over the first nine months of 2003 to $163,158,000. Of this growth, $14.4 million has come in interest bearing deposits and just $1 million in noninterest bearing deposits.

Growth in interest bearing deposits has been spread out among savings, interest bearing checking, money market and time deposits which may indicate customers continuing emphasis on safety over yield following several years of poor performance in the equity markets despite positive equity returns in 2003 and low yields on bank deposits. Through September 30, savings accounts have risen by $2,882,000, interest bearing checking by $3,466,000, money market accounts by $2,542,000 and time deposits by $5,524,000.

The time deposit portfolio is frequently looked at in terms of deposits in excess of $100,000 and those under $100,000. Among those of less than $100,000, our 36 month certificate has increased by more than $6.8 million to $18.4 million while short term certificates have decreased. This is the result of management’s attempt to attract relatively low cost, stable mid-term funding as another means of guarding against rising interest rates in the near term. These particular certificates have a variety of features, such as the ability to add to or withdraw from the certificate which customers find appealing.

The larger, or jumbo, certificates have also grown this year and now total $26,502,000. This is $5.6 million more than at year-end. The majority of these certificates are also for a term of 36 months. The growth experienced in jumbo certificates comes from within our market area as we do not accept out of area deposits.

Our short-term borrowings consist of several repurchase agreements which we have held for a number of years. These agreements, which change depending on the cash needs of the customer, total $13,691,000 at September 30 which is $3,296,000 more than at year-end 2002.

Long-term borrowings are comprised of various borrowings with the Federal Home Loan Bank of Pittsburgh. The outstanding balance of $3,817,000 is $1,939,000 more than at year-end as we borrowed an additional $3,000,000 at a fixed interest rate of 2.27% for a term of 3 years in order to fund a commercial loan. This loan is also expected to be outstanding for approximately 3 years. Additional borrowings may be obtained in the future as a means of funding loans or to enhance liquidity as needed. A further discussion of liquidity is presented below.

CAPITAL RESOURCES

We continue to maintain a strong capital base of $20,805,000 or, 10.2% of total assets at September 30, 2003. We also continue to exceed all regulatory capital requirements as shown in the following table:

Minimum Capital Standard Ratios

	Citizens Financial Corp.	Regulatory Requirements
Total capital to risk weighted assets	15.30%	8.00%
Tier I capital to risk weighted assets	14.31%	4.00%
Tier I capital to adjusted total assets	9.92%	4.00%

Changes to our capital during the first nine months of 2003 are detailed in the Statement of Changes in Shareholders’ Equity. We are not aware of any items which are expected to materially impair or alter our capital in the future.

LIQUIDITY

The objective of the company’s liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of customers, the credit needs of borrowers, and to provide for other operational needs. Liquidity is provided by various internal sources including unpledged investment securities, federal funds sold, loan repayments and the ability to maintain a stable or growing deposit base as well as by external sources.

We monitor our liquidity on a continuous basis and prepare formal liquidity forecasts quarterly utilizing anticipated loan and deposit levels over the next twelve months. Current liquidity projections indicate that we are likely to need external funding to meet anticipated loan demand over the next twelve months due to the volume of maturing investment securities which are pledged to secure public deposits. These securities, because they are pledged, will not provide liquidity when they mature. Ample funding sources, including the Federal Home Loan Bank and other correspondent banks, are available to meet this need, however. Where possible, external funding will be used to profitably support lending arrangements rather than for operating needs. In addition, alternative methods of securing public fund deposits are being explored as a means of improving internal liquidity. We do not believe this need poses a risk to earnings, customers or other business partners.

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

However, inflation does affect noninterest expenses such as personnel costs and the cost of services and supplies we use. We attempt to offset such increases by controlling the level of noninterest expenditures and increasing levels of noninterest income. Because inflation rates have generally been low during the time covered by the accompanying consolidated financial statements, the impact of inflation on the our earnings has not been significant.

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

At September 30, 2003, our gap over the next twelve months was -1.45% of total assets. This is well below our +/- 10% guideline and indicates the bank is well positioned from an interest rate risk standpoint. Although some further reductions in interest rates are possible, rates are already at historically low levels and, in the long-term, rates are more likely to rise than fall. Because our gap is negative, this indicates earnings would suffer should rates rise. So, our gap, while small, indicates we do face some interest risk, but at a level which is acceptable to management.

Gap theory, however, requires that a number of assumptions be made, including the assumption that interest rates on all of our products change at the same time and by the same amount. Because this is not usually true, we also employ rate shock analysis and simulation modeling to monitor and control interest rate risk.

Rate shock tests project net interest income given an immediate and sustained change applied to all interest sensitive assets and liabilities. Although this implies some of the same weaknesses as gap, rate shock tests do help define boundaries of interest rate risk. Typically, we conduct rate shock tests on a quarterly basis assuming rates change by +/- 100, 200 and 300 basis points. Because some of our products, particularly our deposit products, have rates that cannot decrease by as much as 100, 200 or 300 basis points the results of a 300 basis point rate decrease are slightly outside the normal parameters set by management.

Another technique we use to manage interest rate risk, known as simulation modeling, allows us to change both interest rates and asset and liability volumes in any variety of ways. In this manner we can project interest rate risk under many different assumptions including those we consider most likely. As of September 30, 2003, these models indicate our interest rate risk is within levels acceptable to us. Nonetheless, management continues to attempt to reduce interest rate risk by attracting longer term sources of funds such as 36 month certificates of deposit.

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

As of September 30, 2003 Citizens Financial Corp. was not involved in any material legal proceedings. We are involved in various legal proceedings which occur in the normal course of business. After consultation with legal counsel, management believes that all such litigation will be resolved without materially effecting our financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against Citizens Financial Corp. or any of its subsidiaries.

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

CITIZENS FINANCIAL CORP.

Date: November 12, 2003	/s/ ROBERT J. SCHOONOVER
Robert J. Schoonover
President Chief Executive Officer

Date: November 12, 2003	/s/ THOMAS K. DERBYSHIRE
Thomas K. Derbyshire
Vice President, Treasurer and Principal Financial Officer