Form 10-K
period 2003-12-31
CITIZENS FINANCIAL CORP/DE/
filed 2004-03-12
CIK 764156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    for the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Citizens Financial Corp. common stock, representing all of its voting stock that was held by nonaffiliates as of the last business day of Citizens most recently completed second fiscal quarter, approximated $22,038,000.

As of February 29, 2004, Citizens Financial Corp. had 750,000 shares of common stock outstanding with a par value of $2.00.

This report contains 110 pages.

CITIZENS FINANCIAL CORP.

FORM 10-K INDEX

Citizens Financial Corp.

Form 10-K, Part I

Item 1. Business

Organizational History and Subsidiaries

Citizens Financial Corp., (“Citizens” or the “company”), is a $209 million bank holding company providing retail and commercial banking services primarily in central and eastern West Virginia. Citizens was incorporated in the State of Delaware in 1986 and is the parent company and sole owner of Citizens National Bank of Elkins, (the “bank”) and Citizens Financial Services, LLC.

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

Citizens Financial Services was organized in West Virginia in 2000 for the purpose of investing in ProServ Insurance Agency, LLC. ProServ is a general insurance agency selling primarily property and casualty insurance and whose members are member banks of the West Virginia Bankers Association. Citizens Financial Services’ ownership in ProServ is less than 5%. Citizens Financial Services became inactive in 2003.

Business of Citizens and Subsidiaries

As a bank holding company, Citizens’ operations have been limited to the ownership of its subsidiaries. To date, it has not sought to conduct any other form of permitted business activity, nor are there any current plans to do so. Similarly, Citizens Financial Services’ operations have been limited to its ownership in ProServ. The financial impact of this venture on Citizens has been extremely minor.

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

Lending Activities

One of the objectives held by the bank’s founders is the granting of loans to creditworthy individuals and businesses, and the bank now provides such services from five of its six offices. In this regard, the bank has developed three primary loan portfolios: real estate, commercial, and consumer. Real estate loans consist of both residential and nonresidential loans. Residential real estate loans are typically made for the purchase or refinancing of single family homes and are usually secured by a first lien deed of trust. In general, these loans do not exceed an 80% loan to value ratio as determined by the use of independent appraisals or evaluations and carry a variable interest rate. Nearly all residential mortgage loans are made within the bank’s primary market area, and they tend to be in amounts of under $100,000. Loans, be they for residential real estate or other purposes, which exceed the established lending limit of the loan officer require approval of the directors loan committee. Historically, we have not experienced significant losses in this area, and these loans are viewed among the least risky made by the bank. Nonetheless, these loans, particularly those with larger balances, are subject to periodic review by the bank’s loan review officer.

Commercial real estate loans consist of commercial mortgages which are generally secured by nonresidential and multifamily (five or more) residential properties. These loans are typically made to local businesses and are subject to many of the same criteria and controls as residential real estate loans. These loans do tend to be larger than residential real estate loans and usually require approval of the directors’ loan committee as a result. Because of their size and higher degree of risk, these loans are usually subject to more extensive credit analysis prior to being made in addition to periodic reviews by the bank’s loan review officer.

The commercial loan portfolio consists of loans to local businesses and are secured by liens on accounts receivable, inventory, machinery and equipment, or other business assets. If necessary, personal guarantees of the business owners, key man life insurance, and other forms of collateral are also required although business cash flow represents the primary source of repayment. These loans are subject to the risks of the borrowers industry. Such industries include auto dealerships, lumbering and lumber related businesses, various tourism and hospitality businesses, and retail and wholesale merchants. Commercial loans are typically the largest loans made by the bank and are considered to carry a higher level of risk than other types of loans. Underwriting standards require a comprehensive credit analysis, and the appraisal of real property and significant machinery, such as lumbering equipment, held as collateral. We attempt to limit risk by diversifying the commercial loan portfolio within the constraints of our economic market and closely monitoring any concentrations of credit. Periodic credit reviews of commercial loans are performed by the loan review officer.

Consumer loans are made to individuals for the financing of household and personal needs, often the purchase of a car. In such cases, the car is typically held as collateral although the bank does grant unsecured consumer loans usually for small amounts and with significantly higher interest rates than otherwise offered. Cash flow analysis and knowledge of the financial strength and character traits of the borrower are important considerations in granting many consumer loans. When securing consumer loans with cars, the value of the car relative to the loan is a key factor and is determined by auto industry guides. Loan terms on consumer loans are typically three to six years, depending on the type of collateral. Unlike real estate and commercial loans, few consumer loans require loan committee approval or are subject to review by the loan review officer. As a result, risk is closely tied to adherence to proper underwriting procedures and the state of the local economy.

Our credit policies and procedures are updated periodically and approved by the board of directors annually. These policies and procedures are applied uniformly throughout Citizens’ banking network and are designed to ensure credit quality is maintained while meeting the legitimate credit needs of the communities we serve. Adherence to policies is ensured by testing by both the internal auditor and compliance officer. Further information on our lending activities may be found in the Management’s Discussion and Analysis portion of this report as well as in the Notes to the accompanying consolidated financial statements.

Investment Activities

Funds not needed to satisfy loan demand or other operational needs are invested in a portfolio of securities designed to improve earnings, provide liquidity, and balance interest sensitivity concerns. Our investment policy is updated periodically and approved by the board of directors annually. This policy limits securities which may be held to those of the U.S. government or its agencies having maturities of less than five years; bank qualified, investment grade municipal obligations maturing in less than ten years; investment grade corporate bonds with maturities of five years or less; and mortgage backed obligations of the federal government having a weighted average life of under 10 years. All purchases, sales and calls of securities, together with municipal and corporate holdings of any single issuer which exceed 10% of capital and any holdings with a credit quality below investment grade, are reported to the board of directors monthly.

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

Deposit Functions

Our primary source of funding is provided by our deposit base. We offer a variety of deposit products including demand deposits, savings, and time deposits to customers in our market area to satisfy their saving, investing, and retirement needs. We do not solicit or accept out of market or wholesale deposits, nor do we utilize the services of any deposit brokers. As is the case with our lending activities, some selective pricing and marketing strategies are utilized in an effort to attract and retain deposits, but developing strong customer relationships and providing superior customer service remain central to the bank’s success.

Banking Operations

Operationally, we have centralized administrative and support functions in an attempt to achieve consistency and efficiency. The bank’s main office provides services such as bookkeeping, accounting, loan administration and review, compliance, internal audit, marketing, training and development, human resources, and information technology support. Data processing, while administered through the main office, is provided through a third party processing company.

Employees

As of February 29, 2004, Citizens National Bank had a staff of 100 full-time equivalent employees. The bank’s employees are not represented by any union or other collective bargaining agreement and employee relations are believed to be good. Neither Citizens Financial Corp. or Citizens Financial Services, LLC have any paid employees.

Competition

Despite having a generally rural marketplace, Citizens faces a high degree of competition for its services from other banks, savings institutions, credit unions, insurance companies, mutual funds, securities brokers, financial planners, mortgage brokers, credit card companies, and some governmental agencies. We believe our focus on providing superior, personalized services, as well as the ability to offer trust, brokerage, and fixed rate mortgage products, help us prosper within this environment.

We maintain offices in Randolph, Tucker, Grant and Pocahontas Counties, West Virginia where a total of 28 banking offices representing 12 banks are located. As of June 30, 2003, the most recent date data is available, Citizens held 20.7% share of the $764,000,000 deposit base in those counties.

Among the newer forms of competition is the use of the internet to provide banking and financial services. Offered by many mutual funds, brokers and banks, including several in our market areas, we expect to make this service available to our customers in 2004.

Economic Characteristics of Citizens’ Marketplace

Citizens serves an area of northcentral and northeastern West Virginia including the counties of Randolph, Tucker, Grant and Pocahontas. This market is a largely rural, mountainous region covering approximately 2,876 square miles with a civilian labor force of 25,270.

The economy of this area typically does not experience highs or lows to the same degree as the national economy and is generally less prosperous than the nation as a whole. Major industries in the area include lumber and wood products, tourism, and poultry operations. Other major sources of employment include public schools, hospitals and other health care providers and various forms of local and state governmental services. As of December, 2003, the unemployment rate in this market was 6.4% compared to 5.6% for West Virginia and 5.4% nationwide. Average annual wages in the area approximate $24,898 which is below both state and national levels. Ongoing roadway improvements are helping to improve access to and transportation within the area and are expected to provide long-term economic benefits. However, the local economy is not expected to undergo significant changes in the short-term.

Supervision and Regulation

The following is a summary of certain statutes and regulations affecting Citizens and its subsidiaries and is qualified in its entirety by reference to such statutes and regulations:

Bank Holding Company Regulation

Citizens is a bank holding company under the Bank Holding Company Act of 1956 (“BHCA”), which restricts its activities as well as any acquisition by it of voting stock or assets of any bank, savings association or other company. The holding company is subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Board. The subsidiary bank is subject to restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to the holding company or its subsidiaries, investments in the stock or other securities thereof and the taking of such stock or securities as collateral for loans to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of the holding company and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to the holding company and other subsidiaries. The bank is prohibited from acquiring direct or indirect control of more than 5% of any class of voting stock or substantially all of the assets of any bank holding company without the prior approval of the Federal Reserve

Board. Citizens and its subsidiaries is prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by the holding company or its subsidiaries.

The BHCA also permits Citizens to purchase or redeem its own securities. However, Regulation Y provides that prior notice must be given to the Federal Reserve Board if the gross consideration for such purchase or consideration, when aggregated with the net consideration paid by the company for all such purchases or redemptions during the preceding 12 months, is equal to 10 percent or more of the company’s consolidated net worth. Prior notice is not required if (i) both before and immediately after the redemption, the bank holding company is well-capitalized; (ii) the financial holding company is well-managed and (iii) the bank holding company is not the subject of any unresolved supervisory issues.

The Gramm-Leach-Bliley Act (also known as the Financial Services Modernization Act of 1999) permits bank holding companies to become financial holding companies. This allows them to affiliate with securities firms and insurance companies and to engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

The Financial Services Modernization Act defines “financial in nature” to include: securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating.

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

Capital Requirements

As a bank holding company, Citizens is subject to Federal Reserve Board’s risk-based capital guidelines. The guidelines establish a systematic framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into account and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance-sheet commitments into four weighted categories, with higher levels of capital being required for categories perceived as representing greater risk.

Citizens National Bank is subject to substantially similar capital requirements adopted by its applicable regulatory agencies. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a regulatory framework which ties the level of supervisory intervention by bank regulatory authorities primarily to a depository institution’s capital category. Among other things, FDICIA authorized regulatory authorities to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. FDICIA established five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Citizens is well capitalized as detailed in Note 13 to the accompanying consolidated financial statements.

Federal and State Laws

Citizens National Bank is subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of a bank to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent a bank lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas.

Monetary Policy and Economic Conditions

The business of financial institutions is affected not only by general economic conditions, but also by the policies of various governmental regulatory agencies, including the Federal Reserve Board. The Federal Reserve Board regulates money and credit conditions and interest rates to influence general economic conditions primarily through open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in the reserve requirements against depository institutions’ deposits. These policies and regulations significantly affect the overall growth and distribution of loans, investments and deposits, and the interest rates charged on loans, as well as the interest rates paid on deposits.

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to have significant effects in the future. In view of the changing conditions in the economy and the money markets and the activities of monetary and fiscal authorities, we cannot definitely predict future changes in interest rates, credit availability or deposit levels.

Effect of Environmental Regulation

Citizens National Bank’s primary exposure to environmental risk is through its lending activities. In cases when management believes environmental risk potentially exists, the bank mitigates its environmental risk exposures by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. Environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral.

With regard to residential real estate lending, management reviews those loans with inherent environmental risk on an individual basis and makes decisions based on the dollar amount of the loan and the materiality of the specific credit.

We anticipate no material effect on capital expenditures, earnings or competitive position as a result of compliance with federal, state or local environmental protection laws or regulations.

International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (USA Patriot Act)

The International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (the “Patriot Act”) was adopted in response to the September 11, 2001 terrorist attacks. The Patriot Act provides law enforcement with greater powers to investigate terrorism and prevent future terrorist acts. Among the broad-reaching provisions contained in the Patriot Act are several designed to deter terrorists’ ability to launder money in the United States and provide law enforcement with additional powers to investigate how terrorists and terrorist organizations are financed. The Patriot Act creates additional requirements for banks, which were already subject to similar regulations. The Patriot Act authorizes the Secretary of the Treasury to require financial institutions to take certain “special measures” when the Secretary suspects that certain transactions or accounts are related to money laundering. These special measures may be ordered when the Secretary suspects that a jurisdiction outside of the United States, a financial institution operating outside of the United States, a class of transactions involving a jurisdiction outside of the United States or certain types of accounts are of “primary money laundering concern.” The special measures include the following: (a) require financial institutions to keep records and report on the transactions or accounts at issue; (b) require financial institutions to obtain and retain information related to the beneficial ownership of any account opened or maintained by foreign persons; (c) require financial institutions to identify each customer who is permitted to use a payable-through or correspondent account and obtain certain information from each customer permitted to use the account; and (d) prohibit or impose conditions on the opening or maintaining of correspondent or payable-through accounts.

Item 2. Properties

We provide services from offices owned by the bank including its approximately 16,940 square foot main office located at 213 Third Street, Elkins, West Virginia. In addition, the bank owns a drive-in facility directly across from its main office on Third Street and it has owned and operated a 5,000 square foot full service branch in Parsons, West Virginia since 1984. In 1992 a branch facility was opened in Beverly, West Virginia which contains approximately 1,840 square feet. This facility, which is also owned, provides drive-in and ATM service in addition to traditional deposit and teller services. Loan services, however, are not provided at the Beverly branch. During 2000 the bank acquired and opened a full service facility in Petersburg, West Virginia containing 2,280 square feet and also constructed another full service facility in Slatyfork, West Virginia containing 3,200 square feet. All of these facilities are fully utilized for banking purposes except the Parsons branch which leases approximately 800 square feet to a cable television company.

In January 2002, the bank opened another full-service branch located in leased space within a supermarket in Marlinton, West Virginia. In 2004, the bank plans to complete the construction of a 3,500 square foot free-standing branch in Marlinton and to expand its existing Petersburg branch by 700 square feet.

In 2002 the bank purchased two buildings which adjoin its main office property for future expansion. One such building was demolished in 2003 while the other will be leased to the current tenants until such time as expansion plans are finalized.

Neither Citizens Financial Corp. or Citizens Financial Services, LLC, owns or leases any property. To date they have utilized the bank’s facilities and have not occupied more than a minimal amount of space. Neither company compensates the bank in any way for such usage as it is deemed to be insignificant.

Item 3. Legal Proceedings

As of December 31, 2003 Citizens Financial Corp. was not involved in any material legal proceedings. The bank is currently involved in various legal proceedings which occur in the normal course of business. After consultation with legal counsel, management believes that all such litigation will be resolved without materially affecting the company’s financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against the company or its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of Citizens Financial Corp. during the fourth quarter of 2003.

Part II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities

Historically, the stock of Citizens Financial Corp. and, prior to its formation, the stock of Citizens National Bank, has traded only sporadically. The stock is traded on the over the counter bulletin board system, and a number of brokerage firms provide an efficient and orderly market for transactions involving its shares. There are no further plans, understandings, arrangements or agreements to list the stock on any larger exchanges at this time.

Citizens has only one class of stock, that being common stock, and all voting rights are vested in its holders. The shareholders of Citizens are entitled to one vote for each share of common stock owned on all matters subject to a vote of shareholders. At February 29, 2004 shareholders of record numbered approximately 486. The company has no plans to issue any other forms of capital.

Citizens maintains a policy under which it may purchase shares of its own stock for treasury, subject to certain limitations, when the Board of Directors determines it is in the best interest of the company to do so. Such shares are purchased on the open market through independent brokers. At December 31, 2003 and 2002 the number of treasury shares was 118,622 and 103,477, respectively. The purchase of these shares has not had a material impact on either capital or liquidity. No plans currently exist regarding their use and there are no plans regarding future purchases.

The following table presents the high and low market prices for Citizens’ common stock for the periods indicated.

	High	Low
First Quarter through February 29, 2004	$44.00	$42.00

2003
First Quarter	$35.10	$35.00
Second Quarter	$39.00	$35.50
Third Quarter	$41.50	$31.00
Fourth Quarter	$43.25	$40.75

2002
First Quarter	$31.50	$29.06
Second Quarter	$32.75	$31.50
Third Quarter	$32.60	$31.70
Fourth Quarter	$37.98	$32.71

The prices listed above are based upon information available to management through those brokers which deal in the company’s stock as well as through certain internet quotation services and are believed to accurately represent the amount at which its stock was traded during the periods indicated. Prices reflect amounts paid by purchasers of the stock and, therefore, may include commissions or fees paid to brokers. The amounts of such commissions or fees, if any, are not known to management. No attempt was made by management to ascertain the prices for every sale made during these periods.

Citizens shareholders are entitled to receive dividends when and as declared by its Board of Directors. Dividends are typically paid quarterly. Aggregate dividends were $1.50 per share in 2003 and $1.40 per share in 2002. Payment of dividends by Citizens is dependent upon payment of dividends to it by the subsidiary bank. The ability of the bank to pay dividends is subject to certain limitations imposed by national banking laws as outlined in Note 13 to the accompanying consolidated financial statements.

No shares of Citizens stock have been authorized for issuance under any type of equity compensation plan. In addition, at no time during the last three years have we sold any Citizens stock which was not registered under the Securities Act of 1933.

The following table provides information with respect to Citizens’ purchases of its own common stock during the fourth quarter of the fiscal year. All such purchases were made under a general policy, noted earlier, permitting the Board of Directors to make such purchases when it is believed to be in the best interest of the company to do so and not as part of any publicly announcement plan or program.

ISSURER PURCHASES OF EQUITY SECURITIES

Period	Total Number of shares purchased	Average price paid per share	Total Number of shares purchased as part of publicly announced plans or programs	Maximum Number of shares that may yet be purchased under the plans or programs
October 1-31, 2003	7,430	$41.50	N/A	N/A
November 1-30, 2003	—	N/A	N/A	N/A
December 1-31, 2003	—	N/A	N/A	N/A

Item 6. Selected Financial Data

Selected financial data for the five years ended December 31, 2003 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this report.

Citizens Financial Corp.

Selected Financial Data Five Year Summary

(in thousands of dollars, except per share data)

	2003	2002	2001	2000	1999
BALANCE SHEET DATA:
Total assets	$209,129	$182,400	$166,819	$153,532	$137,297
Securities	60,077	54,219	48,964	42,337	41,562
Loans, net	134,311	115,187	107,075	101,033	85,665
Deposits	161,549	147,741	131,752	121,519	110,232
Total shareholders’ equity	20,478	20,605	19,022	17,390	15,954

SUMMARY OF OPERATIONS:
Total interest income	$11,415	$11,519	$11,830	$11,154	$10,058
Total interest expense	3,193	3,972	4,677	4,425	3,963

Net interest income	8,222	7,547	7,153	6,729	6,095
Provision for loan losses	324	288	347	264	714

Net interest income after provision for loan losses	7,898	7,259	6,806	6,465	5,381
Noninterest income	1,292	1,353	1,131	979	701
Noninterest expense	6,194	5,692	5,035	4,582	4,491

Income before income taxes	2,996	2,920	2,902	2,862	1,591
Income taxes	984	992	997	973	490

Net income	$2,012	$1,928	$1,905	$1,889	$1,101

PER SHARE DATA:
Net income:	$3.14	$2.98	$2.93	$2.90	$1.67

Cash dividends	$1.50	$1.40	$1.30	$1.20	$1.10

Additional information required under Securities Act Industry Guide 3 for Bank Holding Companies follows:

Distribution of Assets, Liabilities & Shareholders’ Equity;

Interest Rates and Interest Differential

	2003			2002			2001
	Avg Bal	Interest	Yield/Rate	Avg Bal	Interest	Yield/Rate	Avg Bal	Interest	Yield/Rate
	(in thousands of dollars)			(in thousands of dollars)			(in thousands of dollars)
Interest Earning Assets:
Federal funds sold	$1,525	$15	1.01%	$2,711	$45	1.66%	$1,421	$45	3.17%
Securities:
Taxable	47,656	2,019	4.24	41,483	2,258	5.44	37,153	2,280	6.14
Tax-exempt (1)	9,137	525	5.74	7,845	487	6.21	5,209	371	7.12
Loans (net of unearned interest) (1) (2)	124,725	9,088	7.29	112,713	8,945	7.94	106,154	9,300	8.76

Total interest earning assets (1)	183,043	11,647	6.36	164,752	11,735	7.12	149,937	11,996	8.00
Nonearning assets:
Cash and due from banks	4,824			4,491			3,978
Bank premises and equipment, net	3,122			2,919			2,580
Other assets	6,250			4,504			3,174
Allowance for loan losses	(1,409)			(1,366)			(1,254)

Total assets	$195,830			$175,300			$158,415

Interest Bearing Liabilities:
Savings deposits	$26,910	164.61		$24,527	379	1.54	$21,469	422	1.97
Time deposits	71,976	2,273	3.16	65,334	2,687	4.11	59,208	3,083	5.21
NOW accounts	29,111	329	1.13	27,947	478	1.71	24,082	595	2.47
Money market accounts	8,524	60.70		5,810	84	1.45	5,669	119	2.10
Borrowings	15,868	367	2.31	11,859	344	2.90	10,993	457	4.16

Total interest bearing liabilities	152,389	3,193	2.10	135,477	3,972	2.93	121,421	4,676	3.85

Noninterest bearing liabilities:
Demand deposits	20,799			18,562			16,754
Other liabilities	1,786			1,498			1,729
Shareholders’ equity	20,856			19,763			18,511

Total liabilities and shareholder’s equity	$195,830			$175,300			$158,415

Net interest income (1)		$8,454			$7,763			$7,320

Net interest income to average earning assets (1)			4.62%			4.71%			4.88%

(1)	Yields on tax-exempt holdings are expressed on a tax equivalent basis using a 34% tax rate.
(2)	For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding.

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

	2003 Compared to 2002 Increase (Decrease) Due to			2002 Compared to 2001 Increase (Decrease) Due to
	(in thousands of dollars)
	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Federal funds sold	$(15)	$(15)	$(30)	$28	$(28)	$—
Taxable securities	305	(544)	(239)	252	(274)	(22)
Tax-exempt securities	76	(38)	38	169	(53)	116
Loans	909	(766)	143	551	(906)	(355)

Total interest earned	1,275	(1,363)	(88)	1,000	(1,261)	(261)

Interest expense on:
Savings deposits	33	(248)	(215)	56	(99)	(43)
Time deposits	253	(667)	(414)	298	(694)	(396)
NOW accounts	19	(168)	(149)	85	(202)	(117)
Money market accounts	30	(54)	(24)	3	(38)	(35)
Other borrowing	102	(79)	23	34	(147)	(113)

Total interest expense	437	(1,216)	(779)	476	(1,180)	(704)

Net interest income	$838	$(147)	$691	$524	$(81)	$443

Securities Portfolio

Presentation of the amortized cost of securities as of December 31, 2003 and 2002 may be found in Note 3 to the accompanying consolidated financial statements.

The following table sets forth the maturities of securities as of December 31, 2003 and the weighted average yields of such securities (calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security).

	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(in thousands of dollars)
U.S. Treasury and other U.S. government agencies and corporations	$11,384	3.91%	$30,813	3.66%	$—	—%	$—	—%	$42,197	3.73%
State and political subdivisions (1)	1,103	4.72	4,196	5.91	3,691	5.48	—	—	8,990	5.59
Other securities	2,695	7.39	4,145	4.39	—	—	961	1.56	7,801	5.08

Total	$15,182	4.59%	$39,154	3.98%	$3,691	5.48%	$961	1.56%	$58,988	4.19%

The portfolio contains no securities of any single issuer in which the aggregate amortized cost of such securities exceeds ten percent of shareholders’ equity.

(1)	Tax-equivalent adjustments, using a rate of 34%, have been made in calculating yields on obligations of state and political subdivisions.

Loan Portfolio

Types of Loans

The distribution of loans by major category as of December 31, 2003 and 2002 may be found in Note 4 to the accompanying consolidated financial statements. All loans in the portfolio are domestic in nature.

Loan Maturities and Interest Rate Sensitivity

Note 4 to the accompanying consolidated financial statements also provides data concerning the contractual maturities of loans, including commercial, financial and agricultural loans as well as real estate construction loans, as of December 31, 2003. Also provided are the amounts due after one year classified as fixed rate and variable rate loans.

Risk Elements

Nonperforming Loans

Nonperforming loans consist of loans in nonaccrual status, loans which are past due 90 days or more and still accruing interest and restructured loans. A table detailing the amounts of these loans as of December 31, 2003 and 2002 is presented as part of the management’s discussion and analysis section of this report.

Loans are generally placed on nonaccrual status when they are past due 90 days as to principal or interest unless they are both well secured and in the process of collection. Disclosure of the amount of such loans, as well as the amount of income which would have been recognized under their original terms, may be found in Note 4 to the accompanying consolidated financial statements. No income was recorded on these loans in 2003.

Potential Problem Loans

As stated in Note 5 to the accompanying consolidated financial statements, the company identified no loans which it classified as impaired due to doubts about the borrowers ability to repay as called for in the loan documents at December 31, 2003.

Loan Concentrations

Information concerning loan concentrations is provided in Note 4 to the accompanying consolidated financial statements.

Summary of Loan Loss Experience

Note 5 to the accompanying consolidated financial statements presents an analysis of the allowance for loan losses for the years ended December 31, 2003, 2002 and 2001.

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

The ratio of net losses to average loans outstanding was .25% in 2003, .27% in 2002 and .09% in 2001.

The following table shows an allocation of the allowance for loan losses for the two years ended December 31, 2003 and 2002.

	December 31
	2003		2002
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(in thousands of dollars)
Commercial, financial and agricultural	$810	19%	$918	18%
Real estate - construction	—	4	17	2
Real estate - mortgage	103	66	164	67
Installment and other	185	11	103	13
Unallocated	298	N/A	184	N/A

Total	$1,396	100%	$1,386	100%

Deposits

The average daily amount of deposits and the rates paid on those deposits for the years ended December 31, 2003, 2002 and 2001 were previously presented in the Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential.

A table summarizing the maturities of time certificates of deposit, including individual retirement accounts, of $100,000 or more as of December 31, 2003 may be found in Note 7 to the accompanying consolidated financial statements. There were no other time deposits of $100,000 or more at that date.

Return on Equity and Assets

The following table shows consolidated operating and capital ratios for the periods indicated.

	Year Ended December 31
	2003	2002	2001
Return on average assets	1.03%	1.10%	1.20%
Return on average equity	9.65	9.77	10.29
Dividend payout ratio	47.77	46.98	44.37
Average equity to assets ratio	10.65	11.27	11.69

Short-term Borrowing

Information concerning the company’s short-term borrowing is presented in Note 11 to the accompanying consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION AND CRITICAL ACCOUNTING POLICIES

The following discussion and analysis presents the significant changes in financial condition and the results of operations of Citizens Financial Corp. and its subsidiaries, Citizens National Bank of Elkins, and Citizens Financial Services, LLC, for the periods indicated and should be read in conjunction with our 2003 audited financial statements and Annual Report on Form 10-K. Because our primary business activities are conducted through the bank, this discussion focuses primarily on the financial condition and operations of the bank. This discussion may contain forward looking statements based on management’s current expectations. This forward looking information involves uncertainties including those associated with interest rates, the general economic environment, regulations, competitive changes, and other risks. Forward looking statements can be identified by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plans”, “intends”, or similar words. We do not attempt to update any forward looking statements. When provided, we intend forward looking information to assist readers in understanding anticipated future operations and we include them pursuant to applicable safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially. Amounts and percentages used in this discussion have been rounded.

As explained in Note 1 of this report, these financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the financial services industry. As such, we are required to make estimates and assumptions that can affect the amounts in our financial statements. A summary of our most significant accounting policies, including an explanation of how assets and liabilities are valued, is also presented in Note 1.

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

Results of Operations

Earnings Summary

Net income for the three years ended December 31, 2003, 2002, and 2001 was $2,012,000, $1,928,000 and $1,905,000, respectively. On a per share basis, both primary and fully diluted, net income was $3.14, $2.98 and $2.93 in each period, respectively. The return on average assets was 1.03% in 2003, 1.10% in 2002, and 1.20% in 2001 while the return on average equity was 9.65%, 9.77% and 10.29% in the same periods. A more detailed discussion of the factors influencing the company’s results of operations and financial condition is presented in the following sections of this report.

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

Our net interest income has risen in each of the last three years to $8,222,000 in 2003. On a tax-equivalent basis, net interest income totaled $8,454,000 in 2003 compared to $7,763,000 in 2002 and $7,320,000 in 2001 resulting in net interest margins of 4.62%, 4.71% and 4.88%, respectively. While this measure is falling, this has been normal throughout the industry and, at 4.62% our margin remains well above peer group averages.

Similar to 2001 and 2002, we attempted to use our expanding branch network, along with a variety of marketing and customer service efforts, to gain market share and grow in 2003. As a result, the size and composition of our balance sheet changed.

Average earning assets increased $18.3 million to $183.0 million. Growth such as this normally enhances earnings and, in fact, our growth increased interest income by $1,275,000. This is known as the volume variance. However, interest rates, as well as volumes, impact interest income. Because rates remained low during the year the yield on our earning assets fell from 7.12% in 2002 to 6.36% in 2003. The effect of this drop in yield, or rate variance, was to reduce interest income by $1,363,000. Thus, the combined impact of higher volumes of earning assets and the lower rates they carried was to reduce tax-equivalent interest income by just $88,000.

Changes in the size of our interest bearing liabilities, and their cost, were much more significant, however. Average interest bearing liabilities increased $16.9 million in 2003 to $152.4 million which caused interest expense to rise $437,000. The impact of lower interest rates on these liabilities, however, was much greater and ultimately was the prime factor in our improved level of net interest income. Lower interest rates allowed the cost of our interest bearing liabilities to fall 83 basis points to 2.10% which had the effect of reducing interest expense by $1,216,000. Combining the volume variance with the rate variance we see interest expense was reduced by $779,000. So reduced interest expense resulting from the low interest rate environment was the major reason our net interest income increased in 2003.

These results are similar to 2002 when growth in earning assets was $14.8 million and tax equivalent net interest income improved $443,000. As was the case in 2003, the increase in net interest income in 2002 was due to lower interest expense resulting from a low interest rate environment.

The ability to maintain a strong net interest margin is crucial to our financial success. Looking forward, although economic signals are mixed, the interest rate environment in 2004 is expected to remain low but a stronger economy could result in some rate increases. Moderately higher rates would allow us to improve the yield on our earning assets while maintaining a low cost of funds. This would improve not only net interest income but also our net interest margin. A continuation of the current interest rate environment would likely extend our recent trend of recording higher net interest income but with our margin being reduced. Some of the variables we believe are important to the management of net interest income, as well as the methods we use, are discussed in the “Market Risk” portion of our Form 10-K. Additional details may also be found in the “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rate and Interest Differential” and “Rate Volume Analysis” sections of the 10-K.

Provision for Loan Losses

The provision for loan losses represents management’s estimate of the amount to be charged against current earnings to maintain the allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated based on quarterly evaluations of the loan portfolio. The provision for loan losses totaled $324,000 in 2003, $288,000 in 2002 and $347,000 in 2001.

Because the amount of the provision for loan losses is a function of management’s overall assessment of loan quality and the adequacy of the allowance for loan losses, we direct you to the “Allowance for Loan Losses” section of this report where we discuss the estimation methods and assumptions management uses in analyzing the allowance, as well as specific comments regarding loan quality, trends, concentrations and other factors.

Noninterest Income

Noninterest income, which is all revenues other than interest and fee income related to earning assets, has taken on greater importance in recent years due to increased competitive pressure and the restrictions it places on the pricing of interest bearing assets and liabilities. At $1,292,000 noninterest income was 10.2% of total income despite being down from $1,353,000 in 2002. In 2001 the total was $1,131,000.

The decrease in 2003 is due to lower levels of brokerage and secondary market loan fees. The secondary market mortgage program, although very popular in 2003, generated less income to the bank due to the restructuring of the fee splitting arrangement between the bank and the mortgage originators. Our brokerage program suffered in 2003 as we were without a licensed broker during the first quarter of the year and some customers may still be reluctant to invest in the equity markets following the down years of 2000-2002. Although these services can be somewhat cyclical in nature, we believe they will continue to meet the needs of customers and provide a significant source of noninterest income in the future. With our brokerage position now stable, we expect brokerage fees to approximate $70,000 in 2004. We are also in the process of re-evaluating the structure of our mortgage program and expect it to provide approximately $100,000 in fee income for the year.

The remaining areas of noninterest income did quite well in 2003. Trust fees increased $21,000 to $253,000 while service fees rose $47,000 on the strength of higher overdraft, ATM, and minimum balance fees. Other noninterest income improved by $34,000 due to an increase in the cash surrender value of insurance policies which were purchased in 2002 to fund certain retirement benefits of officers and directors. Insurance commission remained flat and securities gains were just $276. Sales of investment securities, all of which are classified as available for sale, have been, and are expected to continue to be, infrequent.

In 2002, noninterest income was $1,353,000, which was an increase of $222,000 from 2001. Much of this was due to the success of the secondary market mortgage program which, although having just started in the fourth quarter of 2001, generated $232,000 of fees in 2002. Trust and service fees also performed well due to the bank’s growing customer base while other noninterest income increased again due to the increased cash surrender value of the insurance policies.

Noninterest Expense

Noninterest expense includes all items of expense other than interest expense, the provision for loan losses and income taxes. Total noninterest expense increased $502,000, or 8.8% in 2003 to $6,195,000. This follows totals of $5,692,000 in 2002 and $5,035,000 in 2001.

Unlike recent years when the addition of new branch offices caused salaries and operating costs to rise, the higher level of noninterest expense in 2003 is primarily due to increases in employee benefit costs. Our group insurance costs increased by $275,000 in 2003 mostly due to higher medical claims against our self-funded health insurance program. Claims for the year were $404,000 compared to $212,000 in 2002.

Costs related to the newly adopted executive and director supplemental retirement plan of $196,000 also contributed to the increase. This plan, which is explained in Note 10, carried a net cost of $127,000, before taxes, for the year. In contrast to these rising benefit costs, salaries increased just $30,000, or 1.2%, in 2003.

Increases were also observed in data processing expense, director fees, postage, professional fees and stationery costs. The increase in data processing expense is due to price increases imposed by third party vendors and an increase in the size of our customer base. Higher postage costs likewise reflect a growing customer base and increased mail volumes. Director fees, which include fees for various board committees, rose because the amount paid per meeting was increased. Professional fees increased $34,000, or 38.5%. Of this, more than $19,000 was related to the establishment and administration of the new executive and director retirement plan while additional costs were incurred for studies involving performance based compensation. The majority of these fees are nonrecurring.

Decreases in several other items helped to offset these expenses. Net occupancy expense fell by $22,000 due to greater rental income. Lower depreciation expense helped reduce equipment costs and other noninterest expense decreased $42,000 as some $39,000 in losses on the sale of foreclosed properties, present in 2002, were not incurred in 2003.

In 2002 noninterest expense increased by $657,000. Of this, $252,000 was related to the opening of a new branch facility. Salaries also increased greatly in 2002, rising $323,000. This was due to compensation paid to the bank’s mortgage broker who, at this time, received a base salary plus a percentage of the commission generated by the program, as well as merit increases and the need to staff a new branch facility. Other noninterest expense, including losses on the sale of foreclosed properties, also increased in 2002.

With the opening of a de novo branch and the expansion of another scheduled for 2004, we believe noninterest expense will once again increase in the coming year. In the short-term this is expected to result in lower earnings. However, we believe the potential to generate additional earning assets, as well as noninterest income, will soon result in higher income levels. Although seeking growth within our current markets and nearby areas can be difficult in light of the existing economic conditions, we nonetheless believe that we must do so in order to enhance shareholder value.

Income Taxes

Income tax expense for the years 2003, 2002 and 2001 was $984,000, $992,000 and $997,000, respectively. Included in these figures are both federal and state income taxes. These figures represent effective tax rates of 32.8%, 34.0% and 34.4% in the respective years. We have not been subject to the federal alternative minimum tax during any of the periods covered by this report. Note 9 of the accompanying consolidated financial statements provides further information and additional disclosure of the significant components influencing our income taxes.

Financial Condition

Summary

While our national economy showed some signs of improvement in 2003, the economy within our market place shows limited expansion. Nonetheless, Citizens continues to grow as a result of the branching activity we have undertaken, strong marketing and product promotion efforts, and our commitment to customer service. During 2003 total assets increased $26.7 million, or 14.7%, to $209 million while gross loans and deposits increased $19.1 million and $13.8 million, respectively. A further discussion of our major balance sheet categories, as well as liquidity and the impact of inflation, follows.

Loan Portfolio

Total loans at December 31, 2003 of $135,755,000 were $19.1 million, or 16.4%, more than at the end of 2002 and represented 64.9% of total assets. Average total loans for the year were $124.7 million.

Much of this growth occurred in our mortgage portfolio which, at $89.1 million, grew by $11.2 million in 2003 to remain our largest loan portfolio. Included in this portfolio are several types of mortgage loans including 1-4 family residences, which total $51.0 million, home equity loans of $6.7 million, loans secured by nonresidential property of $30.9 million and other loans.

Our residential loans are nearly all variable rate in nature often adjusting annually or every three or five years. Consequently, we face strong competition from the fixed rate mortgage market where borrowers can lock in historically low interest rates. As a result, our residential mortgage portfolio rose by just $833,000 during the year. However, we continue to satisfy the demand for fixed rate mortgages through our secondary market program which originated $33.7 million in fixed rate mortgages during 2003 and provided fee income of $95,000. By continuing to use this approach we believe we are minimizing undesirable interest rate risk while maintaining customer relationships.

Our nonresidential mortgage lending primarily involves loans to local businesses including those in the automobile, farm equipment, tourism and other industries. These loans usually carry a variable rate which is tied to, and adjusts with, the prime rate. Due to the efforts of our commercial lending and business development personnel we were very successful in this area and were able to increase our nonresidential mortgage portfolio by $7.1 million. These efforts were vital to the growth of our total loan portfolio in light of the heavy competition for residential loans and the condition of the consumer lending market as is explained below.

The other major component of our mortgage lending business, home equities, rose by more than $3 million due to a promotion we ran during the second quarter.

As might be expected, our commercial lending also benefited from our business development activity. Such loans, which are secured by various business assets other than real estate, grew by $4.6 million to $25.4 million. This makes commercial loans our second largest loan portfolio. Those loans also typically carry a variable interest rate which adjusts with the prime rate.

Contrasting with the success of our mortgage and commercial lending activities is our consumer lending. After peaking in 2001, consumer lending has decreased in both 2002 and 2003 despite our expanding market. A drop of $2.2 million in 2002 was followed by a $1.3 million decrease in 2003. Total consumer loans now stand at $12.4 million. This is the result of several factors. First, many of our consumer loans are for the purchase of automobiles and auto manufacturers have continued to offer superior financing plans and cash rebates. In addition, the general weakness of our economy, worries about unemployment and the loss of wealth many consumers experienced in recent years caused many to postpone major purchases; it also caused us to tighten our credit standards as a means of maintaining credit quality.

We expect many of these same factors, strong fixed rate mortgage competition and consumer lending concerns, to impact our loan operations in 2004. Loan growth, therefore, is again expected to center on the nonresidential mortgage and commercial areas.

Allowance for Loan Losses and Credit Quality

The allowance for loan losses is maintained at a level we consider adequate to provide for losses that can be reasonably anticipated based on quarterly evaluations of the loan portfolio. These evaluations consider the potential loss in specifically identified loans and homogeneous pools of loans as well as other factors such as delinquency levels, historical loss experience, current and anticipated economic conditions, concentrations of credit, changes in lending policies or staff, and other factors.

Loans which are specifically analyzed include all loans with balances in excess of $250,000, all loans past due 90 or more days and those placed on our internally generated watch list. Management develops this list from various sources including past due loan reports, previous internal and external loan evaluations and knowledge of each borrower’s financial situation. This list contains loans with possible weaknesses regarding collectibility, performance or the adequacy of collateral.

Loans that management places on the watch list are given a classification based on their perceived risk using a method similar to that of the bank’s primary regulatory agency. After management determines the watch list to be complete, detailed reviews of each loan are made. Based on the results of these reviews, specific reserves for potential losses are identified.

Potential losses for loans not specifically analyzed are quantified by applying historical loss factors to pools of loans. Separate pools, and separate loss factors, are used for each of our major loan portfolios. We may assign additional loss exposure for changes in economic conditions, trends in past due loans, changes in lending policies or staff, concentrations of credit, unused lines or letters of credit and other factors. Finally, because these methods carry inherent imprecision and subjectivity, we establish an additional reserve for losses that are likely to exist at the evaluation date but may not have been quantified by the specific, pooled, or other analyses. We then aggregate these unallocated losses with the losses identified in the specific, pooled, and other analyses. Based on this aggregate total, the allowance for loan losses is adjusted as necessary through a provision for loan losses.

By employing these procedures management has determined that the December 31, 2003 allowance for loan losses of $1,396,000, which is 1.03% of gross loans, is adequate when measured against reasonably anticipated losses. At year end 2002 the allowance was $1,386,000, or 1.19% of loans.

In computing our allowance we specifically analyzed loans totaling $8.2 million. Of these it was determined that $467,000 of loans would require specific reserves totaling $289,000. Also within these loans were $352,000 of loans which were past due 90 days or more and which carried specific reserves of $97,000. Loans past due less than 90 days were $3,080,000 at year-end which, as a percent of total loans, is less than our historical average. A summary of nonperforming and past due loans is provided below:

	December 31
	2003	2002
	(in thousands of dollars)
Nonaccrual loans	$16	$14
Loans past due 90 days or more still accruing interest	352	57
Restructured loans	—	—

Total nonperforming loans	368	71

Loans past due 30-89 days	3,080	2,151

Total past due and nonperforming loans	$3,448	$2,222

Historical data suggests that of our three major loan portfolios, mortgage loans, our largest portfolio, carries the least amount of risk while commercial and consumer lending carry greater risk. As of December 31, estimated reserves attributable to mortgage lending were $103,000, or 7.4% of the total reserve. Reserves for commercial lending, including those for loan concentrations in the automobile and lumber industries, were $813,000, 58.2% of the total, while consumer reserves were $185,000 which is 13.2% of the total. Other reserves were assigned based on changes in our lending staff, local economic conditions and other factors.

Net charge-offs totaled $314,000 in 2003, an increase of just $14,000 from 2002. Of this total, $123,000 was related to one credit. The loss on this loan was specifically identified in our analysis prior to the charge-off. Although the risk of loss is inherent in the lending process, we believe we have similarly addressed each of the relevant risk factors in our analysis and were not aware of any credit issues existing at December 31, 2003 which were likely to have a significant negative impact on future earnings, capital or liquidity. Subsequent to year-end, discussions with one of our commercial loan customers revealed the potential for additional loss, however. This customer’s loan payments were current both at December 31, 2003 and February 29, 2004. The amount of risk, if any, is being studied and cannot be reasonably estimated, nor can we establish that a loss is either probable or likely, at this time. We continue to work with the customer to further clarify the situation and in the event it is determined that a loss exists, appropriate adjustments to the allowance for loan losses will be made. Please refer to Notes 4 and 5 for additional information on our loan portfolio and the allowance for loan losses.

Securities Portfolio and Federal Funds Sold

Funds which are not needed to satisfy loan demand or operating needs are invested in securities as a means of improving earnings while also providing liquidity and balancing interest sensitivity concerns. The securities we purchase are limited to U.S. government agency issues, including mortgage backed issues of U.S. agencies, obligations of state and political subdivisions and investment grade corporate debt. All of our securities are classified as available for sale. The Board of Directors is informed of all securities transactions each month and a series of policy statements limit the amount of credit and interest rate risk we may take.

At December 31, 2003, securities totaled $60,077,000 which was $5.9 million more than at year-end 2002. Our securities portfolio is a major component of our assets structure representing 28.7% of assets at year-end and 31.0% of average earning assets during the year.

As we have in the past, we continue to follow a practice of constructing a short-term, laddered portfolio structure. The laddered structure allows the portfolio to generate a more or less continual stream of maturing bonds which, if not pledged, can be used to fund other investments, such as loans, if necessary. It also serves as a method of preventing “market timing” by keeping the bank continually involved in portfolio management. The portfolio management systems we use support our belief that we can neither successfully engage in market timing over the long-term nor is market timing appropriate for our bank.

By maintaining a short-term portfolio we attempt to reduce our exposure to interest rate swings. At December 31, 2003, the weighted average life of the portfolio was 2.24 years.

Over the past two years we have also managed the portfolio with added attention to credit quality. This comes partly in response to the well publicized corporate abuses during that time. As a result, corporate debt securities, which can offer superior yields, were reduced from $15.4 million in 2001 to $10.3 million in 2002 to just under $7.0 million in 2003. As a percent of the total portfolio, corporate issues are now just 11.6% compared to 31.3% at the end of 2001. While we expect to continue to utilize corporate securities in the future, we will do so only after fully considering the risk involved in doing so.

It is likely, therefore, that most of our securities transactions will involve U.S. agency issues and mortgage backed securities issued by these agencies while bank qualified municipal debt may typically be used to a lesser degree. Equity investments in the Federal Reserve Bank and Federal Home Loan Bank are dictated by our membership in those organizations; no other form of equity investing is likely. This conservative approach clearly favors safety over yield. Combined with the low interest rate environment, our conservative approach caused the average yield on our securities portfolio to fall to 4.48% in 2003 compared to 5.27% in 2002. However, the most recent peer group data which is available shows our yield to exceed the peer average by 21 basis points. In addition, our short-term portfolio structure will allow us to quickly reap the benefits of higher yields in the event interest rates rise. Please refer to Note 3 to our financial statements for additional information about our securities portfolio.

We generally try to minimize our involvement in the overnight federal funds market preferring to fully utilize available funds for higher yielding loan and securities alternatives while relying on maturing securities, loan repayments and deposit growth for liquidity. Nonetheless, at any given time, the execution of specific investing or funding strategies, or normal fluctuations in deposit and loan balances, may require the bank to sell, or buy, funds on an overnight basis. As of the report date we had no federal funds sold and $3 million of overnight borrowings. For the year, federal funds sold averaged $1,525,000 while overnight borrowings averaged $1,079,000.

Deposits and Other Funding Sources

Our recent efforts to grow deposits throughout our market area despite low interest rates continued to be successful in 2003. Deposits increased in each of our market areas and bankwide, total deposits rose $13.8 million to $161.5 million, a 9.3% increase. This was achieved without the addition of any new facilities during the year and follows a $15.9 million increase in 2002.

We review new deposit accounts, as well as closed accounts, on a weekly basis and have found that funds continue to flow into demand deposit, savings and money market accounts despite relatively low yields and 2003’s improving stock market and mutual fund returns.

Growth in noninterest bearing demand deposits of $3.5 million actually eclipsed the 2002 growth of $2.8 million. At $23.5 million, noninterest bearing deposits comprise 14.55% of total deposits. Savings, money market, and interest bearing checking accounts increased a combined $4.75 million during the year which is 8.1%. Management views these deposits as very stable, long-term sources of funds and believes they play an important role in maintaining liquidity and balancing asset liability concerns.

Our largest deposit category is certificates of deposit. Total certificates at December 31, 2003 were $74.6 million including $11.6 million of individual retirement accounts. Thus, CDs make up 46.2% of total deposits.

In total, CDs grew by $5.6 million in 2003 largely in certificates of $100,000 or more. These jumbo CDs, as they are known, are issued to a variety of local businesses, individuals and fraternal organizations. We do not advertise these funds in any way nor do we accept out of the area or brokered deposits. The growth in these funds is closely associated with the growth in our branch network and our efforts to develop more complete relationships with our customers. A number of these instruments were formerly held in the bank as regular certificates but became “jumbo” when customers added to them, a feature we make available on all of our CD products and which customers clearly appreciate. We monitor our jumbo CDs on a weekly basis and have found that, although they may carry interest rates slightly higher than our regular CDs, they have been a stable source of funds over the years.

Regular CDs, which total $48 million, were nearly steady in 2003. Although customers remain hesitant to invest in long-term certificates, we were particularly successful in promoting our three year certificates for the second consecutive year. In addition to allowing customers to add to the certificate, three year customers can also make limited penalty free withdraws and bump the rate higher should higher rates be offered. These popular features, as well as strategic pricing, resulted in a $7.8 million increase in 2003. We believe these deposits represent a stable source of low cost, mid-term funding which helps to protect against rising interest rates.

With more branch expansion on the horizon in 2004, we believe deposit growth should continue. However, should the equity markets continue their strong performance and other competitive factors materialize, the rate of deposit growth may slow.

We also utilize borrowings to fund our lending, investing and operating activities. Long-term borrowings includes term loans from the Federal Home Loan Bank of Pittsburgh which are used to fund specific larger loans. The terms of these borrowings are typically structured so that the cash flow provided by the loans closely matches the cash needed to repay the borrowing. During 2003 we borrowed $3 million in this manner. By funding some of our larger loans in this way we not only match cash flow streams, but also maintain an acceptable net interest spread on the loan and preserve operating liquidity.

Our short-term borrowings include overnight borrowings, which were discussed earlier, and repurchase agreements. As of December 31, 2003, we had five repurchase agreements, two more than previously, totaling $19.0 million. The growth in these accounts is directly related to the geographic growth in our marketplace, and the ability of our business development efforts to identify new or previously underserved business opportunities.

Four of these repurchase agreements are expected to provide a generally stable source of funds. The fifth will exhibit seasonal fluctuations. Because of this, we may acquire other forms of debt financing to support our funding needs when seasonal balances fall. Such a possibility has been addressed as part of our liquidity management program and additional sources of financing, if needed, are readily available.

Capital Resources

Total capital of $20.5 million closely approximates last year’s $20.6 million although our asset growth did cause our capital to asset ratio to fall from 11.3% to 9.8%. This is still slightly higher than the peer group average, however.

Typically, a strong earnings performance such as ours would have increased capital. However, a decrease in the market value of our available for sale securities, the payment of dividends to our shareholders, and the purchase of treasury stock combined to offset the positive effect of our income on capital. An analysis of our equity accounts can be found in the Statement of Changes in Shareholders’ Equity. Note 13 to the financial statements provides a summary of our risk based capital ratios and the related regulatory requirements. As the note shows, we continue to exceed all such requirements by a significant margin. Our projections for 2004 indicate that this is likely to remain the case. As of December 31, 2003 we were not aware of any trends or uncertainties which we expect to materially impair our capital position. We expect capital to remain more than 9% of assets at this time.

Citizens stock is traded on the over the counter market under the symbol CIWV. Trading activity has historically been light and 32,070 shares were traded in 2003. Included in this total are 15,145 shares of treasury stock we purchased during the year. Such purchases are made from time to time on the open market as permitted under our stock repurchase policy when the Board of Directors considers it be in the best interest of the company to do so. The price of stock ranged from $35.00 to $43.25 in 2003 and ended the year at $42.50.

Liquidity

The objective of our liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of customers, the credit needs of borrowers, and to provide for other operational needs. Management believes that efficiently managing liquidity minimizes the bank’s involvement in the overnight federal funds markets and enhances earnings. Liquidity is provided by various internal sources including unpledged investment securities, federal funds sold, loan repayments and the ability to maintain a stable or growing deposit base. In addition, external sources of liquidity are also available from correspondent banks. Unused lines of credit with these banks approximate $66,600,000 and are available to provide liquidity in the event it is needed.

We monitor our liquidity on a continual basis and prepare formal liquidity forecasts quarterly utilizing the next twelve months projected loan, deposit and capital expenditure levels. Historically, we have funded our growth internally keeping our overnight lending and borrowing to a minimum and only occasionally securing term debt to finance certain larger loans. Current projections indicate that we are likely to need additional external funding during 2004.

This need arises as we expect loan growth to exceed deposit growth by approximately $3.6 million and the construction projects at our branch facilities are expected to require approximately $867,000 of additional funds. In addition, while investment securities with a book value of $15.4 million will mature in 2004, approximately $8.2 are pledged and will, therefore, be unavailable to provide liquidity. Further, as noted earlier, one repurchase agreement is expected to show seasonal variations in amount and will likely decrease during the warm weather months. Therefore, it is during this time that our needs will be at their highest. One potential source of liquidity during the year, however, comes from approximately $7.4 million of callable securities which are expected to be called.

Ample funding sources, including the Federal Home Loan Bank, and other correspondents, are available to meet these needs. We do not believe this need poses a risk to earnings, capital, customers or other business partners.

Impact of Inflation

Our financial statements and related data in this report are prepared in conformity with generally accepted accounting principles in the United States of America which require our financial position and results of operations to be measured in terms of historical dollars except for the available for sale securities portfolio. Consequently, the relative value of money generally is not considered. Nearly all of our assets and liabilities are monetary in nature and, as a result, interest rates and competition in the market area tend to have a more significant impact on performance than the effect of inflation.

However, inflation does affect noninterest expenses such as personnel costs and the cost of services and supplies we use. Management attempts to offset such increases by controlling the level of noninterest expenditures and increasing levels of noninterest income. Because inflation rates have generally been low during the time covered by the accompanying consolidated financial statements, the impact of inflation on our earnings has not been significant.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary form of market risk facing Citizens is interest rate risk. This is the risk that changes in the interest rates earned on loans, securities and other interest earning assets as well as in the interest rates paid on interest bearing liabilities could negatively impact earnings. Some amount of interest rate risk is inherent and appropriate in banking. Other types of risk, such as foreign currency exchange risk, commodity price risk and equity price risk are less crucial to us.

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

Gap analysis is a static measure and does not consider future changes in the volume of rate sensitive assets and liabilities or the possibility that interest rates of various products may not change by the same amount or at the same time. Therefore, certain assumptions must be made in constructing the gap. We monitor our gap on a monthly basis. Our gap position at December 31, 2003 is presented in the following table:

GAP Analysis Table

(in thousands)

	1 year	2 years	3 years	4 years	5 years	5+years	Total
Rate Sensitive Assets
Securities	$15,387	$14,248	$12,820	$8,801	$4,019	$4,802	$60,077
Loans	98,212	9,924	9,864	2,467	2,737	12,551	135,755

Total	$113,599	$24,172	$22,684	$11,268	$6,756	$17,353	$195,832

Rate Sensitive Liabilities
Deposits	$95,710	$22,406	$17,877	$1,299	$736	$8	$138,036
Borrowings	16,910	1,316	411	153	7	6,672	25,469

Total	$112,620	$23,722	$18,288	$1,452	$743	$6,680	$163,505

GAP	$979	$450	$4,396	$9,815	$6,013	$10,673	$32,327
Cumulative GAP	$979	$1,429	$5,825	$15,640	$21,653	$32,326	$32,327
GAP: Total Assets	.47%	.22%	2.10%	4.69%	2.87%	5.10%	15.45%
Cumulative GAP: Total Assets	.47%	.68%	2.78%	7.47%	10.35%	15.45%	15.45%

Because gap is a static analysis, its near-term measure can be more meaningful than its longer-term measures. As the table shows, our gap over the next twelve months is .47% of total assets. Thus, we are well positioned to cope with either rising or falling rates in 2004. Currently, interest rates are near historic lows and although most economists are not calling for significant interest rate changes in 2004 rate increases appear more likely than rate decreases. Under gap theory, this indicates our earnings may rise.

Gap theory, however, requires that a number of assumptions be made, including the assumption that interest rates on all of our products change at the same time and by the same amount. Because this is not usually true, we also employ rate shock analysis and simulation modeling to monitor and control interest rate risk.

Rate shock tests project net interest income given an immediate and sustained change applied to all interest sensitive assets and liabilities. Although this implies some of the same weaknesses as gap, rate shock tests do help define boundaries of interest rate risk. Typically, we conduct rate shock tests on a quarterly basis assuming rates change by +/- 100, 200 and 300 basis points. Because some of our products, particularly our deposit products, have rates that cannot decrease by as much as 100, 200 or 300 basis points the results of rate shocks are slightly outside the normal parameters set by management which stipulate that for any given 100 basis point change in interest rates, net interest income should not fall by more than 5 percent. Nonetheless, these tests confirm the conclusion provided by gap analysis, namely, that we are likely to benefit should interest rates rise in 2004. Falling rates, however, may be harmful to earnings particularly since many deposit products already carry low interest rates.

Another technique we use to manage interest rate risk, known as simulation modeling, allows us to change both interest rates and asset and liability volumes in any variety of ways. In this manner we can project interest rate risk under many different assumptions including those we consider most likely. Based on economists projections, we believe it is most likely that interest rates will rise only minimally in 2004. Such a change would be beneficial to Citizens. A key factor to the accuracy of these simulation models is our ability to control the rates paid on savings, money market and interest bearing checking accounts.

Item 8. Financial Statements and Supplementary Data

CITIZENS FINANCIAL CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
ASSETS
Cash and due from banks	$5,952,297	$4,789,115
Securities available for sale	60,077,178	54,219,132
Loans, less allowance for loan losses of $1,395,908 and $1,385,625, respectively	134,311,352	115,186,861
Bank premises and equipment, net	3,606,772	3,145,961
Accrued interest receivable	1,096,486	1,161,541
Other assets	4,084,797	3,897,779

Total assets	$209,128,882	$182,400,389

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$23,511,943	$20,042,463
Interest bearing	138,036,606	127,698,528

Total deposits	161,548,549	147,740,991
Short-term borrowings	22,066,301	10,394,745
Long-term borrowings	3,402,902	1,878,568
Other liabilities	1,632,716	1,781,110

Total liabilities	188,650,468	161,795,414

Commitments and contingencies

Shareholders’ equity
Common stock, $2.00 par value, authorized 2,250,000 shares, issued 750,000 shares	1,500,000	1,500,000
Additional paid-in capital	2,100,000	2,100,000
Retained earnings	18,965,862	17,912,258
Accumulated other comprehensive income	675,016	1,243,664
Treasury stock at cost, 118,622 and 103,477 shares, respectively	(2,762,464)	(2,150,947)

Total shareholders’ equity	20,478,414	20,604,975

Total liabilities and shareholders’ equity	$209,128,882	$182,400,389

See Notes to Consolidated Financial Statements

CITIZENS FINANCIAL CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For The Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Interest income
Interest and fees on loans	$9,034,533	$8,893,876	$9,259,327
Interest and dividends on securities:
Taxable	2,019,419	2,258,450	2,280,396
Tax-exempt	346,154	321,316	244,993
Interest on federal funds sold	15,455	44,997	44,777

Total interest income	11,415,561	11,518,639	11,829,493

Interest expense
Interest on deposits	2,826,172	3,628,492	4,219,704
Interest on short-term borrowings	254,359	278,382	411,669
Interest on long-term borrowings	112,873	65,107	45,353

Total interest expense	3,193,404	3,971,981	4,676,726

Net interest income	8,222,157	7,546,658	7,152,767
Provision for loan losses	324,000	288,272	347,380

Net interest income after provision for loan losses	7,898,157	7,258,386	6,805,387

Noninterest income
Trust income	253,313	232,197	204,843
Service fees	658,766	611,391	545,307
Insurance commissions	55,594	54,386	55,503
Securities gains	276	—	1,133
Brokerage fees	30,160	58,313	120,408
Secondary market loan fees	95,050	232,298	57,088
Other	199,027	164,896	146,968

Total noninterest income	1,292,186	1,353,481	1,131,250

Noninterest expense
Salaries and employee benefits	3,493,387	3,023,267	2,648,880
Net occupancy expense	238,243	260,432	245,437
Equipment rentals, depreciation and maintenance	417,957	426,538	406,440
Data processing	474,240	454,013	403,570
Director fees	222,983	183,350	174,516
Postage expense	157,186	147,165	130,965
Professional service fees	121,097	87,456	75,278
Stationery	137,179	135,544	127,901
Other	932,232	974,638	821,816

Total noninterest expense	6,194,504	5,692,403	5,034,803

Income before income taxes	2,995,839	2,919,464	2,901,834
Income tax expense	983,890	991,907	997,099

Net income	$2,011,949	$1,927,557	$1,904,735

Basic and fully diluted earnings per common share	$3.14	$2.98	$2.93

Average common shares outstanding	641,298	647,720	650,032

See Notes to Consolidated Financial Statements

CITIZENS FINANCIAL CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For The Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Net Income	$2,011,949	$1,927,557	$1,904,735

Other comprehensive income:
Gross unrealized gains/(losses) arising during the period	(916,890)	1,087,492	943,514
Adjustment for income tax (expense)/benefit	348,413	(449,983)	(320,795)

	(568,477)	637,509	622,719

Less: Reclassification adjustment for (gains)/losses included in net income	(276)	—	(1,133)
Adjustment for income tax expense/(benefit)	105	—	386

	(171)	—	(747)

Other comprehensive income, net of tax	(568,648)	637,509	621,972

Comprehensive Income	$1,443,301	$2,565,066	$2,526,707

See Notes to Consolidated Financial Statements

CITIZENS FINANCIAL CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2000	750,000	$1,500,000	$2,100,000	$15,830,556	$(15,817)	$(2,024,567)	$17,390,172

Net income	—	—	—	1,904,735	—	—	1,904,735
Cost of 1,739 shares acquired as treasury stock	—	—	—	—	—	(49,999)	(49,999)
Cash dividends declared ($1.30 per share)	—	—	—	(844,533)	—	—	(844,533)
Net change in unrealized gain/(loss) on available for sale securities	—	—	—	—	621,972	—	621,972

Balance, December 31, 2001	750,000	1,500,000	2,100,000	16,890,758	606,155	(2,074,566)	19,022,347

Net income	—	—	—	1,927,557	—	—	1,927,557
Cost of 2,350 shares acquired as treasury stock	—	—	—	—	—	(76,381)	(76,381)
Cash dividends declared ($1.40 per share)	—	—	—	(906,057)	—	—	(906,057)
Net change in unrealized gain/(loss) on available for sale securities	—	—	—	—	637,509	—	637,509

Balance, December 31, 2002	750,000	1,500,000	2,100,000	17,912,258	1,243,664	(2,150,947)	20,604,975

Net income	—	—	—	2,011,949	—	—	2,011,949
Cost of 15,145 shares acquired as treasury stock	—	—	—	—	—	(611,517)	(611,517)
Cash dividends declared ($1.50 per share)	—	—	—	(958,345)	—	—	(958,345)
Net change in unrealized gain/(loss) on available for sale securities	—	—	—	—	(568,648)	—	(568,648)

Balance, December 31, 2003	750,000	$1,500,000	$2,100,000	$18,965,862	$675,016	$(2,762,464)	$20,478,414

See Notes to Consolidated Financial Statements

CITIZENS FINANCIAL CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,011,949	$1,927,557	$1,904,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	344,218	351,939	300,690
Provision for loan losses	324,000	288,272	347,380
Deferred income tax expense/(benefit)	40,796	43,922	(61,607)
Amortization of security premiums, net of accretion of security discounts	286,743	71,653	6,653
Amortization of goodwill	13,399	13,399	13,399
Securities (gains)/losses	(276)	—	(1,133)
Other (gains)/losses	1,082	38,913	(679)
Decrease in accrued interest receivable	65,055	46,681	6,583
Increase in other assets	(107,213)	(173,499)	(254,011)
Increase/(decrease) in other liabilities	99,101	(4,264)	(52,799)

Net cash provided by operating activities	3,078,854	2,604,573	2,209,211

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	1,128,852	—	506,785
Proceeds from maturities and calls of securities available for sale	14,060,000	11,564,400	12,065,000
Principal payments received on securities available for sale	5,509,591	1,449,661	520,449
Purchases of securities available for sale	(27,760,122)	(17,252,886)	(18,782,411)
Loans made to customers, net	(19,559,618)	(8,186,883)	(6,701,105)
Purchases of bank premises and equipment	(747,697)	(840,301)	(615,316)
Purchase of life insurance contracts	—	(2,000,000)	—
Proceeds from sale of other real estate and other assets	19,736	145,142	178,391

Net cash used in investing activities	(27,349,258)	(15,120,867)	(12,828,207)

See Notes to Consolidated Financial Statements

(Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposit, NOW, money market and savings accounts	8,226,815	9,334,531	3,406,483
Net increase in time deposits	5,580,743	6,654,525	6,826,581
Net increase/(decrease) in short-term borrowings	11,671,556	(3,526,930)	1,554,976
Proceeds from long-term borrowings	3,000,000	2,000,000	—
Repayments of long-term borrowings	(1,475,666)	(908,955)	(80,163)
Dividends paid	(958,345)	(906,057)	(844,533)
Acquisition of treasury stock	(611,517)	(76,381)	(49,999)

Net cash provided by financing activities	25,433,586	12,570,733	10,813,345

Increase in cash and cash equivalents	1,163,182	54,439	194,349

Cash and cash equivalents:
Beginning	4,789,115	4,734,676	4,540,327

Ending	$5,952,297	$4,789,115	$4,734,676

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest on deposits and on other borrowings	$3,272,713	$4,031,808	$4,671,941

Income taxes	$1,015,938	$959,815	$1,030,186

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Other real estate and other assets acquired in settlement of loans	$111,127	$76,803	$311,813

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1. Significant Accounting Policies

Nature of business: Citizens Financial Corp. (“Citizens” or “the company” or “we”) was incorporated as a bank holding company in 1987. Our wholly-owned bank subsidiary, Citizens National Bank of Elkins (“the bank”) provides retail and commercial loan, deposit, trust and brokerage services to customers in Randolph, Tucker, Grant and Pocahontas Counties of West Virginia and nearby areas. Our other wholly-owned subsidiary, Citizens Financial Services, LLC, was formed for the purpose of investing in ProServ Insurance Agency, LLC, a general insurance agency selling property and casualty insurance established by the West Virginia Bankers Association. Citizens Financial Services became inactive in 2003.

Basis of financial statement presentation: Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

Use of estimates: In order to prepare financial statements which conform to accounting principles generally accepted in the United States of America, we must make estimates and assumptions that affect the amounts reported and disclosures contained in the financial statements. Actual results could differ from those estimates.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Citizens Financial Corp. and both of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Securities: All of our debt and equity investment securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of comprehensive income until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized as interest income using the interest method over the period to maturity. Declines in the fair value of individual securities below their amortized cost that are determined to be other than temporary, result in write-downs of the individual securities to their fair value with the resulting write-downs included in current earnings as realized losses.

Loans and allowance for loan losses: All of our loans are expected to be held for the foreseeable future or until maturity or pay-off and are reported at their outstanding unpaid principal balance net of the allowance for loan losses, unearned discounts and any deferred origination fees or costs. Unearned discounts are recognized as income over the life of the loan by methods which approximate the interest method. Loan fees and origination costs are deferred and amortized as adjustments to the related loan’s yield over its contractual life. Otherwise, interest income is accrued daily based on the principal amount outstanding.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the specific loan agreement. Impaired loans, other than certain large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, are reported at the present value of expected future cash flows discounted using the loan’s original effective interest rate or, alternatively, at the loan’s observable market price, or at the fair value of the loan’s collateral if the loan is collateral dependent. The method selected to measure impairment is made on a loan-by-loan basis, unless foreclosure is deemed to be probable, in which case the fair value of the collateral method is used.

Impaired loans are generally placed on nonaccrual status when principal or interest is more than 90 days past due unless the loan is both well secured and in the process of collection. Interest on nonaccrual loans is recognized on the cash basis.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. The bank makes continuous credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience, review of specific problem loans and other factors in determining the adequacy of the allowance for loan losses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Bank premises and equipment: Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets. Repairs and maintenance expenditures are charged to operating expense as incurred. Major improvements and additions to premises and equipment are capitalized.

Other real estate: Other real estate consists of real estate held for resale which are acquired through foreclosure on loans secured by such real estate. At the time of acquisition, these properties are recorded at fair value with any writedown charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Expenses incurred in connection with operating these properties are charged to operating expenses as incurred but depreciation is not recorded on property held for sale. Gains and losses on the sales of these properties are credited or charged to operating income in the year of the transaction.

Intangible assets: In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which addresses the accounting and reporting for acquired goodwill and other intangible assets. Under the provisions of SFAS 142, goodwill and certain other intangible assets with indefinite useful lives are no longer amortized into net income over an estimated life, but rather are tested at least annually for impairment based on specific guidance provided in the new standard. However, SFAS 142 did not supersede Statement of Financial Accounting Standards No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institution (“SFAS 72”), and therefore, any goodwill accounted for in accordance with SFAS 72 will continue to be amortized. SFAS 142 also requires that intangible assets determined to have definite useful lives be amortized over their estimated useful lives and also be subject to impairment testing.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions (“SFAS 147”). SFAS 147 removes acquisitions of financial institutions from the scope of SFAS 72 and requires that these transactions be accounted for in accordance with FASB Statement No. 141, Business Combinations, and SFAS 142. In addition, SFAS 147 clarifies that the acquisition of a less-than-whole financial institution (e.g. a branch acquisition) that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. SFAS 147 also amends FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets. SFAS 147 has not materially impacted our financial position or our results of operations.

Securities sold under agreements to repurchase: We generally account for securities sold under agreements to repurchase as collateralized financing transactions. Securities, generally U.S. government and federal agency securities, pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party.

Pension benefits: The bank has a noncontributory, defined benefit pension plan covering substantially all employees. The plan provides benefits that are based on employees’ five year average final compensation and years of service. Our funding policy is to make the minimum annual contributions required by regulation. Pension costs are actuarially determined and charged to expense.

Postretirement benefits: The bank also provides certain health care and life insurance benefits for all retired employees that meet certain eligibility requirements. The bank’s share of the estimated costs that will be paid after retirement is generally being accrued by charges to expense over the employees’ active service periods to the dates they are fully eligible for benefits, except that the bank’s unfunded cost at January 1, 1993 is being accrued primarily on a straight-line basis through the year ending 2013.

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

Basic and fully diluted earnings per share: Basic and fully diluted earnings per common share is computed based upon the weighted average shares outstanding. The weighted average shares outstanding were 641,298, 647,720 and 650,032 for the years ended December 31, 2003, 2002 and 2001, respectively. We did not have any potentially dilutive securities during that time.

Trust department: Assets held in an agency or fiduciary capacity by the bank’s trust department are not assets of the bank and are not included in the accompanying balance sheets. Trust department income is recognized on the cash basis in accordance with customary banking practice. Reporting such income on a cash basis rather than the accrual basis does not affect net income materially.

Derivative Instruments and Hedging Activities: The bank recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Advertising: Advertising costs are expensed as they are incurred.

Reclassifications: Certain accounts in the consolidated financial statements for 2002 and 2001, as previously presented, have been reclassified to conform to current year classifications.

Note 2. Cash Concentrations

At December 31, 2003 and 2002, the bank had no cash concentrations.

Note 3. Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at December 31, 2003 and 2002, are summarized below. All such securities are available for sale.

	2003
	Amortized Cost	Unrealized		Carrying Value (Estimated Fair Value)
		Gains	Losses
U.S. Government agencies and corporations	$32,742,572	$732,717	$43,471	$33,431,818
Mortgage backed securities - U.S. Government agencies and corporations	9,454,437	28,670	63,501	9,419,606
Federal Reserve Bank stock	108,000	—	—	108,000
Federal Home Loan Bank stock	852,900	—	—	852,900
Corporate debt securities	6,840,204	135,852	17,832	6,958,224
Tax exempt state and political subdivisions	8,990,322	319,477	3,169	9,306,630

Total securities available for sale	$58,988,435	$1,216,716	$127,973	$60,077,178

	2002
	Amortized Cost	Unrealized		Carrying Value (Estimated Fair Value)
		Gains	Losses
U.S. Government agencies and corporations	$25,858,418	$1,186,300	$—	$27,044,718
Mortgage backed securities - U.S. Government agencies and corporations	7,024,097	120,673	—	7,144,770
Federal Reserve Bank stock	108,000	—	—	108,000
Federal Home Loan Bank stock	536,400	—	—	536,400
Corporate debt securities	9,913,777	389,152	9,259	10,293,670
Tax exempt state and political subdivisions	8,772,531	319,197	154	9,091,574

Total securities available for sale	$52,213,223	$2,015,322	$9,413	$54,219,132

Provided below is a summary of securities available for sale which were in an unrealized loss position at December 31, 2003. All of them were purchased in 2003. Therefore, none have been in a continuous loss position for twelve months or more. We believe the deterioration in value is attributable to changes in market interest rates and not the credit quality of the issuer. Management intends, and has the ability, to hold these securities until maturity at which time the full value is expected to be recovered.

	Securities Available for Sale
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$4,978,911	$43,471	$—	$—	$4,978,911	$43,471
Mortgage backed securities - U.S. Government agencies and corporations	5,506,310	63,501	—	—	5,506,310	63,501
Federal Reserve Bank stock	—	—	—	—	—	—
Federal Home Loan Bank stock	—	—	—	—	—	—
Corporate debt securities	1,588,200	17,832	—	—	1,588,200	17,832
Tax exempt state and political subdivisions	727,877	3,169	—	—	727,877	3,169

Total securities available for sale	$12,801,298	$127,973	$—	$—	$12,801,298	$127,973

The maturities, amortized cost and estimated fair values of securities at December 31, 2003 are summarized as follows:

	Available for Sale
	Amortized Cost	Carrying Value (Estimated Fair Value)
Due within one year	$15,182,165	$15,387,431
Due after one through five years	39,154,078	39,888,253
Due after five through ten years	3,691,292	3,840,594
Due after ten years	—	—
Equity securities	960,900	960,900

Total	$58,988,435	$60,077,178

Mortgage backed securities have remaining contractual maturities ranging from 3 to 13.5 years and are reflected in the maturity distribution schedule based on their anticipated average life to maturity, which ranges from 1.05 to 5.55 years. Accordingly, discounts are accreted and premiums are amortized over the anticipated life to maturity of the specific obligation.

The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized are as follows:

	Proceeds From			Gross Realized
Years Ended December 31,	Sales	Calls and Maturities	Principal Payments	Gains	Losses
2003
Securities available for sale	$1,128,852	$14,060,000	$5,509,591	$3,421	$3,145

2002
Securities available for sale	$—	$11,564,400	$1,449,661	$—	$—

2001
Securities available for sale	$506,785	$12,065,000	$520,449	$1,133	$—

At December 31, 2003 and 2002 securities carried at $27,062,537 and $19,210,179, respectively, with estimated fair values of $27,920,377 and $20,171,096, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

At December 31, 2003, we had a concentration within our corporate debt securities classification which included obligations of banking and financial services industry companies with global operations having an approximate carrying value of $3,089,304 and an estimated fair value of $3,144,875. There were no concentrations with any one issuer.

Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities which are included in securities available for sale in the accompanying consolidated financial statements. Such securities are carried at cost, since they may only be sold back to the respective issuer or another member at par value.

Note 4. Loans

Loans are summarized as follows:

	December 31,
	2003	2002
Commercial, financial and agricultural	$25,417,272	$20,819,588
Real estate - construction	5,962,346	2,688,643
Real estate - mortgage	89,111,232	77,936,759
Installment loans	12,396,273	13,656,644
Other	2,868,205	1,565,990

Total loans	135,755,328	116,667,624
Net deferred loan origination fees and costs	(47,964)	(92,840)
Less unearned income	(104)	(2,298)

Total loans net of unearned income and net deferred loan origination fees and costs	135,707,260	116,572,486
Less allowance for loan losses	1,395,908	1,385,625

Loans, net	$134,311,352	$115,186,861

Included in the above balance of net loans are nonaccrual loans amounting to $15,766 and $13,972 at December 31, 2003 and 2002, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $1,604, $4,738 and $1,122 for the years ended December 31, 2003, 2002 and 2001, respectively.

In the past, the bank has made loans, in the normal course of business, to its directors, executive officers and their related interests, and will continue to make such loans in the future. At December 31, 2003 and 2002 outstanding loans of this nature totaled $2,659,379 and $3,424,780, respectively.

The following presents the activity with respect to related party loans aggregating $60,000 or more to directors, executive officers, and their related interests of Citizens Financial Corp. and subsidiaries during the years ended December 31, 2003 and 2002:

	2003	2002
Balance, beginning	$3,277,361	$3,286,681
Additions	1,886,362	803,596
Amounts collected	(2,673,050)	(812,916)

Balance, ending	$2,490,673	$3,277,361

The following represents the maturities and sensitivities of loans to changes in interest rates at December 31, 2003, without regard to scheduled periodic principal repayments on amortizing loans:

	Due Within 1 Yr	Due After 1 But Within 5 Yrs	Due After 5 Yrs	Total
Commercial, financial and agricultural	$2,786,939	$8,708,033	$13,922,300	$25,417,272
Real estate - construction	4,414,943	—	1,547,403	5,962,346
Real estate - mortgage	2,081,531	3,485,512	83,544,189	89,111,232
Installment loans	1,002,085	10,474,211	919,977	12,396,273
Other	438,732	1,024,756	1,404,717	2,868,205

Total	$10,724,230	$23,692,512	$101,338,586	$135,755,328

Loans due after one year with:

Variable rates	$97,638,804
Fixed rates	27,392,294

Total	$125,031,098

Concentrations of credit risk: Citizens National Bank of Elkins grants installment, commercial and residential loans to customers in central and eastern West Virginia in striving to maintain a diversified loan portfolio. Nonetheless, concentrations of credit, defined as loans to a customer, the customers’ related parties, or to a number of customers operating in the same industry, which in the aggregate total 25% or more of capital can occur. At December 31, 2003, we had two such concentrations.

Direct and indirect extensions of credit to automobile dealers, consisting of floor plan loans and other commercial loans which are generally secured by liens on the subject inventories or equipment, totaled approximately $11,881,000. Additional collateral such as pledges of accounts receivable, real estate, or personal guarantees may also be required when granting these credits. Extensions of credit to companies operating in the lumber industry and their related parties approximated $7,700,000. These loans are generally made for the purpose of financing logging equipment and are typically secured by liens on the subject equipment. Additional security, such as that previously noted, may also be required. The bank evaluates each such customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained is based upon these credit evaluations.

Note 5. Allowance for Loan Losses

An analysis of the allowance for loan losses for the years ended December 31, 2003, 2002 and 2001, is as follows:

	2003	2002	2001
Balance, beginning of year	$1,385,625	$1,397,528	$1,150,900

Losses:
Commercial, financial and agricultural	128,511	134,250	27,384
Real estate - mortgage	24,390	56,296	11,657
Installment	189,782	137,436	116,411

Total	342,683	327,982	155,452

Recoveries:
Commercial, financial and agricultural	21,200	3,430	35,946
Real estate - mortgage	208	752	100
Installment	7,558	23,625	18,654

Total	28,996	27,807	54,700

Net losses	313,717	300,175	100,752
Provision for loan losses	324,000	288,272	347,380

Balance, end of year	$1,395,908	$1,385,625	$1,397,528

There were no loans that were considered impaired at December 31, 2003 or 2002.

We regularly review the credit quality of all loans with balances of $250,000 or more. When credit weaknesses are found, specific reserves are established. If no such weaknesses are found, these loans are grouped with other, smaller balance loans of a similar type, either real estate, commercial, or consumer, and reserves are established for each group type as called for by SFAS Nos. 114 and 118 using historical and peer group loss data.

Note 6. Bank Premises and Equipment

The major categories of bank premises and equipment and accumulated depreciation and amortization at December 31, 2003 and 2002, are summarized as follows:

	2003	2002
Land	$773,103	$523,103
Buildings and improvements	4,116,190	3,859,650
Furniture and equipment	2,454,828	2,270,507

Total bank premises and equipment	7,344,121	6,653,260

Less accumulated depreciation and amortization	3,737,349	3,507,299

Bank premises and equipment, net	$3,606,772	$3,145,961

Depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001, totaled $344,218, $351,939 and $300,690, respectively.

Note 7. Deposits

The following is a summary of interest bearing deposits by type as of December 31, 2003 and 2002:

	2003	2002
Interest bearing checking accounts	$27,354,631	$27,221,236
Money market accounts	8,690,222	6,381,846
Savings accounts	27,359,587	25,044,022
Certificates of deposit under $100,000	48,063,014	48,119,359
Certificates of deposit of $100,000 or more	26,569,152	20,932,065

Total	$138,036,606	$127,698,528

Interest expense on deposits is summarized below:

	2003	2002	2001
Interest bearing checking accounts	$328,861	$477,876	$595,606
Money market accounts	59,686	84,284	118,779
Savings accounts	164,352	378,933	422,258
Certificates of deposit under $100,000	1,491,065	1,918,574	2,241,704
Certificates of deposit of $100,000 or more	782,208	768,825	841,357

Total	$2,826,172	$3,628,492	$4,219,704

The following is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 2003:

	Amount	Percent
Three months or less	$2,766,712	10.41%
Three through six months	3,825,273	14.40%
Six through twelve months	2,831,594	10.66%
Over twelve months	17,145,573	64.53%

Total	$26,569,152	100.00%

A summary of the maturities for all time deposits as of December 31, 2003, follows:

Year	Amount
2004	$32,305,980
2005	22,406,331
2006	17,877,237
2007	1,298,976
2008	736,413
After 2008	7,229

Total	$74,632,166

At December 31, 2003, deposits of related parties including directors, executive officers, and their related interests of Citizens Financial Corp. and subsidiaries approximated $3,688,000.

Note 8. Derivative Instruments

The bank has offered a product known as the Index Powered CD to its customers since 2001. This is a five year certificate of deposit which, if held to maturity, provides the customer with guaranteed return of principal and interest which is linked to the performance of the Standard and Poor’s 500 Index over the term of the certificate of deposit. As of December 31, 2003 and 2002 the notional value of these deposits was $893,629 and $710,906, respectively.

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

This interest rate swap also represents a derivative contract and is accounted for as a fair value hedge under SFAS 133. As such, it is carried as an asset at fair value with changes in value being recognized in current earnings. The impact of the company’s derivative activities on pretax income was $(28,199) in 2003, $(10,488) in 2002 and $0 in 2001.

Note 9. Income Taxes

The components of applicable income tax expense/(benefit) for the years ended December 31, 2003, 2002 and 2001, are as follows:

	2003	2002	2001
Current:
Federal	$804,169	$792,896	$914,185
State	138,925	155,089	144,521

	943,094	947,985	1,058,706

Deferred
Federal	36,502	39,299	(55,122)
State	4,294	4,623	(6,485)

	40,796	43,922	(61,607)

Total	$983,890	$991,907	$997,099

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

The tax effects of temporary differences which give rise to the company’s deferred tax assets and liabilities as of December 31, 2003 and 2002, are as follows:

	2003	2002
Deferred tax assets:
Allowance for loan losses	$380,818	$376,911
Accrued income and expenses	10,225	9,850
Employee benefit plans	33,632	—
Depreciation	—	24,006
Net loan origination fees and costs	18,226	35,279

	442,901	446,046

Deferred tax liabilities:
Accretion on securities	(99,334)	(97,957)
Employee benefit plans	—	(31,569)
Depreciation	(67,845)	—
Net unrealized gain on securities	(413,719)	(762,246)

	(580,898)	(891,772)

Net deferred tax asset/(liability)	$(137,997)	$(445,726)

A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rate by book pretax income for the years ended December 31, 2003, 2002 and 2001, is as follows:

	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
Computed tax at applicable statutory rate	$1,018,585	34.0	$992,618	34.0	$986,624	34.0
Increase/(decrease) in taxes resulting from:
Tax-exempt interest	(152,867)	(5.1)	(142,742)	(4.9)	(110,098)	(3.8)
State income taxes, net of federal tax benefit	91,691	3.1	102,359	3.5	95,384	3.3
Other, net	26,481	0.8	39,672	1.4	25,189	0.9

Applicable income taxes	$983,890	32.8	$991,907	34.0	$997,099	34.4

Note 10. Employee Benefit Plans

Citizens National Bank offers a number of benefit plans to its employees and directors. Among them are pension and other postretirement benefit plans which are described below.

Pension Plan: The bank has a defined benefit pension plan covering all employees who meet the eligibility requirements. To be eligible, an employee must be 21 years of age and have completed one year of continuous service. The plan provides benefits based on the participant’s years of service and five year average final compensation. Our funding policy is to make the minimum annual contribution that is required by applicable regulations.

401(k) Plan: A 401(k) profit sharing plan is provided for the benefit of all employees who have attained the age of 21 and completed one year of continues service. The plan allows participating employees to contribute up to 15% of their annual compensation and permits the bank to make discretionary non-matching contributions to the plan in such amount as the Board may determine to be appropriate. Contributions made to the plan by the bank for the years ended December 31, 2003, 2002 and 2001, were $79,000, $57,000 and $51,000, respectively.

Executive Supplemental Income Plan: Subsequent to an amendment to the bank’s pension benefit formula in 1995, it offered a nonqualified executive supplemental income plan to certain senior officers, some of whom are now retired, as a means of overcoming the reduced pension benefit. The plan provides predetermined fixed monthly income for a period of 180 months to the participants upon retirement. It is funded by life insurance contracts which the bank purchased. The bank has been named the beneficiary of those contracts. The liability accrued under this plan at December 31, 2003 and 2002 was $250,735 and $242,229, respectively. The cash surrender values of the underlying insurance contracts at those same dates were $374,947 and $326,634. Expenses associated with the plan were $17,412 in 2003, $16,423 in 2002, and $23,222 in 2001.

Executive and Director Supplemental Retirement Plan: Effective January 1, 2003, the bank entered into a non-qualified supplemental executive and director retirement plan with various officers and directors of the bank which provides them with income benefits payable at retirement age or death. Retirement benefits to be accumulated prior to death are determined annually under a defined contribution formula that requires the income from investments in underlying life insurance contracts to exceed a predetermined opportunity cost, with this excess being accumulated to the benefit of the eligible participant. This excess portion is then accumulated annually until the person is eligible for retirement, at which time it is paid out annually in 10 equal installments. An additional retirement benefit equal to the excess earnings over opportunity costs as determined each year after retirement is paid to the participant annually until death. Under either the executive or director plans, if the return on the underlying investment in life insurance contracts does not exceed the related opportunity costs, no benefits are due or payable to any participant upon retirement. In connection with this plan, the bank purchased life insurance contracts in 2002 for $2,000,000. These contracts are not assets of the plan but are instead owned by the bank and had cash surrender values of $2,103,328 at December 31, 2003 and $2,034,390 at December 31, 2002. Liabilities under the plan were $194,821 at December 31, 2003. Expenses of the plan, net of income for the increase in the cash surrender value, were $127,000 in 2003. No liabilities existed, nor were expenses incurred, prior to the 2003 inception date.

Postretirement Healthcare and Life Insurance Plan: Citizens National Bank sponsors a postretirement healthcare plan and a postretirement life insurance plan for all retired employees that meet certain eligibility requirements. Both plans are contributory with retiree contributions that are adjustable based on various factors, some of which are discretionary. These factors are intended to hold constant the maximum monthly benefit of $100 payable per eligible retiree for postretirement health care. Accordingly, an assumed 1 percentage point increase or decrease in healthcare cost trend rates would not impact the healthcare plan’s accumulated postretirement benefit obligation or the aggregate of the plans service and interest costs. Both the healthcare plan and life insurance plan are unfunded.

Additional information regarding our defined benefit pension and other postretirement benefit obligations plans is provided below. The measurement date used for the pension disclosures is October 31.

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Change in benefit obligation

Benefit obligation at beginning of year	$3,521,816	$3,193,336	$530,576	$495,054
Service cost	86,315	88,114	23,590	20,120
Interest cost	243,011	231,209	33,628	32,519
Actuarial (gain)/loss	186,683	157,618	15,963	12,716
Benefits paid	(179,784)	(148,461)	(42,643)	(29,833)

Benefit obligation at end of year	$3,858,041	$3,521,816	$561,114	$530,576

Change in plan assets

Fair value of plan assets at beginning of year	$3,277,945	$3,922,053	$—	$—
Actual return/(loss) on plan assets	423,541	(495,647)	—	—
Employer contribution	—	—	—	—
Plan participants’ contributions	—	—	42,643	29,833
Benefits paid	(179,784)	(148,461)	(41,224)	(28,674)

Fair value of plan assets at end of year	$3,521,702	$3,277,945	$1,419	$1,159

Funded status	$(336,339)	$(243,871)	$(561,114)	$(530,576)
Unrecognized net actuarial (gain)/loss	1,281,557	1,174,001	(86,740)	(106,742)
Unrecognized prior service benefit	(80,427)	(112,791)	—	—
Unrecognized net obligation at transition	(688)	(23,809)	188,501	209,447

Prepaid/(accrued) benefit cost	$864,103	$793,530	$(459,353)	$(427,871)

	Pension Benefits		Other Benefits
	2003	2002	2003		2002
Amounts Recognized in the Statement of Financial Position
Prepaid Benefit Cost	$864,103	$793,530	$	N/A	$	N/A
Contributions after the Measurement Date	N/A	N/A		N/A		N/A
Accrued Benefit Liability	N/A	N/A		(459,353)		(427,871)
Intangible Asset	N/A	N/A		N/A		N/A
Accumulated Other Comprehensive Income	N/A	N/A		N/A		N/A

Net Amount Recognized	$864,103	$793,530		$(459,353)		(427,871)

Information for pension plans with an accumulated benefit obligation in excess of plan assets

The accumulated benefit obligation of our pension plan was $3,322,278 at October 31, 2003 and $2,973,964 at October 31, 2002. The fair value of plan assets at those same dates were $3,521,702 and $3,277,945, respectively. Projected benefit obligations totaled $3,858,041 and $3,521,816 at October 31, 2003 and 2002, respectively. Our other plans had accumulated benefit obligations of $561,114 and $530,576 at December 31, 2003 and 2002, respectively. These plans are not funded by plan assets.

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
Components of net periodic benefit cost

Service cost	$86,315	$88,114	$61,676	$23,590	$20,120	$20,968
Interest cost	243,011	231,209	224,280	33,628	32,519	32,798
Expected return on plan assets	(363,222)	(370,363)	(363,067)	(4,039)	(4,537)	(4,402)
Net amortization and deferral	(40,089)	(41,489)	(62,530)	20,946	20,946	20,946

Net periodic benefit cost	$(73,985)	$(92,529)	$(139,641)	$74,125	$69,048	$70.310

Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of employees expected to receive benefits under the plan.

Additional Information

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
Increase in minimum liability included in other comprehensive income	$—	$—	$—	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
Discount rate	7.00%	7.25%	7.25%	6.25%	6.75%	7.00%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	6.75%	6.75%	7.00%
Rate of compensation increase	4.00%	4.25%	4.25%	N/A	N/A	N/A

Weighted-average assumptions used to determine benefit obligations

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Discount rate	6.50%	7.00%	6.25%	6.25%
Rate of compensation increase	3.50%	4.00%	N/A	N/A

The expected long-term rate of return for the pension plan is based on the expected return of each of the plans asset categories (detailed below), weighted based on the median of the target allocation of each category.

Assumed Health Care Cost Trend Rates

The discretionary factors contained within our postretirement health care plan are intended to hold constant the maximum monthly benefit of $100 payable per eligible retiree. Accordingly, an assumed 1 percentage point increase or decrease in health care cost trend rates would not impact the health care plan’s accumulated projected benefit obligation or its service and interest costs.

Plan Assets

	Target Allocation 2004	Allowable Range	Target Percentage of Plan Assets at October 31
			2003	2002
Plan Assets
Equity Securities	70%	40-80%	70%	62%
Debt Securities	25%	20-40%	26%	33%
Real Estate	0%	0%	0%	0%
Other	5%	3-10%	4%	5%

Total			100%	100%

Investment Policy and Strategy

The policy, as established by the Pension Committee, is to invest assets per the target allocations stated above. The assets will be reallocated periodically to meet the above target allocations. The investment policy will be reviewed periodically, under the advisement of a certified investment advisor, to determine if the policy should be changed.

The overall investment return goal is to achieve a return greater than a blended mix of stated indices tailored to the same asset mix of the plan assets by 0.5% after fees over a rolling 5-year moving average basis.

Allowable assets include cash equivalents, fixed income securities, equity securities, exchange traded index funds and GICs. Prohibited investments include, but are not limited to, commodities and future contracts, private placements, options, limited partnerships, venture capital investments, real estate and IO, PO, and residual tranche CMOs. Unless a specific derivative security is allowed per the plan document permission must be sought from the Pension Committee to include such investments.

In order to achieve a prudent level of portfolio diversification, the securities of any one company should not exceed more that 10% of the total plan assets, and no more that the 25% of total plan assets should be invested in any one industry (other than securities of U.S. Government or Agencies). Additionally, no more than 20% of the plan assets shall be invested in foreign securities (both equity and fixed).

Cash Flows

Contributions: We do not expect to make any contributions to our pension plan or our other postretirement plans in 2004.

Note 11. Other Borrowings

Short-Term Borrowings: During 2003 and 2002, our short-term borrowings consisted of securities sold under agreements to repurchase (repurchase agreements) and advances under a line of credit with the Federal Home Loan Bank of Pittsburgh (FHLB). Interest is paid on the repurchase agreements based on either fixed or variable rates as determined upon origination. At December 31, 2003 and 2002, securities with an amortized cost of $17,377,142 and $11,118,622, respectively, and estimated fair values of $17,903,781 and $11,622,979, respectively, were pledged to secure the repurchase agreements.

As a member of the FHLB, the bank has access to various lines of credit under programs administered by the FHLB. Borrowings under these arrangements bear interest at the interest rate posted by the FHLB on the day of the borrowing and are subject to change daily. The lines of credit are secured by a blanket lien on all unpledged and unencumbered assets.

The following information is provided relative to these obligations:

	2003		2002
	Repurchase Agreement	Line of Credit	Repurchase Agreement	Line of Credit
Amount outstanding at December 31	$19,066,301	$3,000,000	$9,117,745	$1,277,000
Weighted average interest rate at December 31	1.19%	1.03%	2.51%	1.56%
Maximum month-end amount outstanding	$19,066,301	$4,048,000	$11,761,453	$2,081,000
Average daily amount outstanding	$10,899,604	$1,078,952	$9,794,700	$382,405
Weighted average interest rate for the year	2.20%	1.30%	2.78%	1.71%

Long-Term Borrowings: Long-term borrowings of $3,402,902 and $1,878,568 at December 31, 2003 and 2002, respectively, consist of advances from the FHLB which are used to finance specific lending activities. The weighted average interest rate at December 31, 2003 was 2.86%. The weighted average interest rate for the year ending December 31, 2003 was 2.90%.

A summary of the maturities of the long-term borrowings for the next five years is as follows:

Year	Amount
2004	$1,687,317
2005	1,260,129
2006	178,717
2007	153,665
2008	7,338
2009 and thereafter	115,736

Total	$3,402,902

Note 12. Commitments and Contingencies

At December 31, 2003 and 2002, the bank maintained required reserve balances with the Federal Reserve Bank of Richmond approximating $1,756,000 and $1,335,000, respectively. The bank does not earn interest on such reserve balances.

Litigation: We are involved in various legal actions arising in the ordinary course of business. In the opinion of counsel, the outcome of these matters will not have a significant adverse effect on our financial condition or results of operations.

Financial Instruments With Off-Balance-Sheet Risk: The bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the bank has in particular classes of financial instruments.

	Contract Amount
Financial instruments whose contract amounts represent credit risk	2003	2002
Commitments to extend credit	$29,973,506	$21,837,663
Standby letters of credit	239,028	544,315

Total	$30,212,534	$22,381,978

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

Note 13. Shareholders’ Equity and Restrictions on Dividends

The primary source of funds for the dividends paid by Citizens Financial Corp. is dividends received from Citizens National Bank. Dividends paid by the bank are subject to restrictions by banking regulations. The most restrictive provision requires approval by the Office of the Comptroller of the Currency if dividends declared in any year exceed the year’s net income, as defined, plus the retained net profits of the two preceding years. During 2004, the net retained profits available for distribution to Citizens Financial Corp. as dividends without regulatory approval approximate $1,401,000 plus net income of the bank for the interim periods through the date of declaration.

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

Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). We believe, as of December 31, 2003, that the bank meets all capital adequacy requirements to which it is subject.

The most recent notification from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that we believe have changed the bank’s category.

The bank’s actual capital amounts and ratios are presented in the following table (in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)	$21,044	14.52%	$11,589	8.00%	$14,487	10.00%
Tier I Capital (to Risk Weighted Assets)	19,648	13.56%	5,795	4.00%	8,692	6.00%
Tier I Capital (to Average Assets)	19,648	9.49%	8,282	4.00%	12,423	6.00%

As of December 31, 2002:
Total Capital (to Risk Weighted Assets)	$20,567	13.61%	$12,092	8.00%	$15,115	10.00%
Tier I Capital (to Risk Weighted Assets)	19,181	12.69%	6,046	4.00%	9,069	6.00%
Tier I Capital (to Average Assets)	19,181	10.50%	7,309	4.00%	10,964	6.00%

Note 14. Fair Value of Financial Instruments

The following summarizes the methods and significant assumptions used in estimating fair value disclosures for financial instruments.

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

Deposits: The estimated fair values of demand deposits (i.e. noninterest bearing and interest bearing checking), money market, savings and other variable rate deposits approximate their carrying values. Fair values of fixed maturity deposits are estimated using a discounted cash flow methodology at rates currently offered for deposits with similar remaining maturities. Any intangible value of long-term relationships with depositors is not considered in estimating the fair values disclosed.

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

Derivative Financial Instruments: The fair values of the interest rate swaps are based on quoted market prices of like products.

The carrying values and estimated fair values of the company’s financial instruments are summarized below:

	December 31, 2003		December 31, 2002
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and due from banks	$5,952,297	$5,952,297	$4,789,115	$4,789,115
Securities available for sale	60,077,178	60,077,178	54,219,132	54,219,132
Loans	134,311,352	139,712,494	115,186,861	120,235,396
Accrued interest receivable	1,096,486	1,096,486	1,161,541	1,161,541

Total financial assets	$201,437,313	$206,838,455	$175,356,649	$180,405,184

Financial liabilities:
Deposits	$161,548,549	$162,208,128	$147,740,991	$148,400,919
Short-term borrowings	22,066,301	22,066,301	10,394,745	10,394,745
Long-term borrowings	3,402,902	3,433,212	1,878,568	1,997,132
Accrued interest payable	266,048	266,048	345,357	345,357

Total financial liabilities	$187,283,800	$187,973,689	$160,359,661	$161,138,153

Financial Instruments:
Interest rate swaps and call options	$108,691	$108,691	$107,900	$107,900

Note 15. Condensed Financial Statements of Parent Company

Information relative to the parent company’s balance sheets at December 31, 2003 and 2002, and the related statements of income and cash flows for the years ended December 31, 2003, 2002 and 2001, are presented below.

	December 31,
Balance Sheets	2003	2002
Assets
Cash	$2,247	$2,976
Investment in subsidiaries	20,476,167	20,598,700
Due from subsidiary	—	3,299

Total assets	$20,478,414	$20,604,975

Shareholders’ equity

Common stock, $2.00 par value, 2,250,000 shares authorized, issued 750,000 shares	$1,500,000	$1,500,000
Additional paid-in capital	2,100,000	2,100,000
Retained earnings	18,965,862	17,912,258
Accumulated other comprehensive income	675,016	1,243,664
Treasury stock at cost, 118,622 and 103,477 shares, respectively	(2,762,464)	(2,150,947)

Total shareholders’ equity	$20,478,414	$20,604,975

	For the Years Ended December 31,
Statements of Income	2003	2002	2001
Income - dividends from subsidiary bank	$1,571,515	$983,581	$902,599
Expenses - operating	5,681	4,500	4,700

Income before equity in undistributed income of subsidiaries	1,565,834	979,081	897,899
Equity in undistributed income of subsidiaries	446,115	948,476	1,006,836

Net income	$2,011,949	$1,927,557	$1,904,735

	For the Years Ended December 31,
Statements of Cash Flows	2003	2002	2001
Cash Flows from Operating Activities
Net income	$2,011,949	$1,927,557	$1,904,735
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(446,115)	(948,476)	(1,006,836)
(Increase)/decrease in amount due from subsidiary	3,299	1,000	(4,299)

Cash provided by Operating activities	1,569,133	980,081	893,600

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Dividends paid to shareholders	(958,345)	(906,057)	(844,533)
Acquisition of treasury stock	(611,517)	(76,381)	(49,999)

Cash used in financing activities	(1,569,862)	(982,438)	(894,532)

Increase/(decrease) in cash	(729)	(2,357)	(932)

Cash:
Beginning	2,976	5,333	6,265

Ending	$2,247	$2,976	$5,333

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

Citizens Financial Corp. and Subsidiaries

Elkins, West Virginia

We have audited the accompanying consolidated balance sheets of Citizens Financial Corp. and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Financial Corp. and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

ARNETT & FOSTER, P.L.L.C.

Charleston, West Virginia

January 9, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No reportable items.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the company, under the supervision and with the participation of management, including the chief executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15-d-14. Based upon that evaluation, the chief executive officer and principal financial officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company which is required to be included in the company’s periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the company’s internal controls or in other factors that could significantly offset internal controls, nor were any corrective actions required with regard to significant deficiencies or material weaknesses.

PART III

Item 10. Directors and Executive Officers of the Registrant

The number of directors of the company may consist of not less than five nor more than 25 persons in accordance with the company’s Articles of Incorporation. The number of directors is fixed by resolution of a majority vote of shareholders and currently stands at ten. Among them, Mr. John A. Yeager, CPA, serves as the company’s audit committee financial expert. Mr. Yeager received his bachelor’s degree in accounting from West Virginia University in 1980 and has six years experience in public accounting. During that time Mr. Yeager gained experience in the audit of banks whose characteristics and complexity are similar to Citizens. Mr. Yeager also has served as controller for two nonbanking companies for approximately eighteen years. He has served on the board of directors of Citizens National Bank since April, 1999 and of Citizens Financial Corp. since April, 2003. His current term on the holding company board expires in April, 2006. The following table sets forth the names of all of the persons who have served as directors of Citizens Financial Corp. for the year ended December 31, 2003, their ages and principal occupations, their length of service to the company and the expiration of their present terms.

Name and Age	Principal Occupation During Past Five Years	Director Since (1)	Present Term Expires
Robert N. Alday	President,	September, 1986	April, 2006
88	Phil Williams
Coal Company

Max L. Armentrout	President, and	September, 1986	April, 2005
66	Chairman of the Board
Laurel Lands Corp.;
Chairman of the
Board, Citizens
Financial Corp.

William J. Brown	President, Hess	February, 2000	April, 2004 (2)
57	Oil Co., Inc.;

Edward L. Campbell	Co-Owner,	February, 2000	April, 2004 (2)
64	Retired, Campbell’s
Market

Raymond L. Fair	Attorney-at-Law	September, 1986	April, 2005
76

Name and Age	Principal Occupation During Past Five Years	Director Since (1)	Present Term Expires
John F. Harris	Retired,	September, 1986	April, 2005
76	Transportation
Industry; Senior
Vice President,
Citizens National Bank

Cyrus K. Kump	President,	June, 1992	April, 2006
57	Kump Enterprises;
Kerr Real Estate

Robert J. Schoonover	President and	April, 1998	April, 2004 (2)
64	Chief Executive
Officer, Citizens
Financial Corp.
and Citizens
National Bank

L. T. William	Consultant,	September, 1986	April, 2005
73	Retired, Elkins
Builders Supply

John A. Yeager, CPA	Controller,	April, 2003	April, 2006
45	Newlon’s International
Sales, LLC

(1)	All of the above named directors, with the exception of Mr. Alday, have also served as directors of Citizens National Bank for the past five years on a continuous basis. Mr. Alday has not served Citizens National Bank in any official capacity.
(2)	Messrs. Brown, Campbell and Schoonover have been nominated to stand for reelection to an additional 3 year term expiring in April, 2007.

Set forth below are the executive officers of Citizens Financial Corp., their age, present position and relations that have existed with affiliates and others during the past five years.

Name and Age	Present Position	Principal Occupation and Banking Experience During the Last Five Years
Max L. Armentrout 66	Chairman of the Board	President and Chairman of the Board, Laurel Lands Corp.; Chairman of the Board, Citizens Financial Corp.

Robert J. Schoonover 64	President and Chief Executive Officer	President and Chief Executive Officer, Citizens Financial Corp. and Citizens National Bank

Raymond L. Fair 75	Vice President	Attorney-at-Law; Director, Citizens Financial Corp.

Thomas K. Derbyshire 45	Vice President and Treasurer	Senior Vice President and Chief Financial Officer, Citizens National Bank

Leesa M. Harris 40	Secretary	Senior Vice President and Trust Officer, Citizens National Bank; Executive Secretary, Citizens National Bank

Citizens adopted a Code of Ethics that applies to all employees, including its executive officers. In the event that Citizens makes any amendment to, or grants any waivers of, a provision of the Code of Ethics that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, the company intends to disclose such amendment or waiver and the reasons therefore, and Citizens will disclose the nature of such amendment or waiver in a report on Form 8-K. Citizens’ Code of Ethics may be viewed by accessing our website at www.cnbelkins.com.

Item 11. Executive Compensation

The executive officers of Citizens Financial Corp. serve without compensation from the company. They are, however, compensated by Citizens National Bank for serving as bank officers with the exception of Messrs. Armentrout and Fair who are not employed by the bank. The following table sets forth the compensation of the company’s CEO for the years 2003, 2002 and 2001. No other executive officer received total annual salary and bonus exceeding $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary $	Bonus	Other Annual Compensation $
Robert J. Schoonover, President & CEO	2003 2002 2001	122,538 106,235 95,231	— — —	18,022 12,412 12,350	(1)(2) (1)(2) (1)(2)

(1)	The bank’s group life and health insurance program, which is paid for by the bank, is made available to all full-time employees and does not discriminate in favor of directors or officers; however, in accordance with IRS Code Section 79, the cost of group term life insurance coverage for an individual in excess of $50,000 is added to the individual’s earnings and is included in this figure. Also included in this figure, are board fees earned, the company’s contributions to the individuals 401(k) retirement savings program to which the individual has a vested interest and taxable income resulting from participation in a bank sponsored split dollar life insurance program used to fund the executive and director supplemental retirement plan.
(2)	The bank’s contributions to the pension plan, a defined benefit plan, are not and cannot be calculated separately for specific participants. No contributions were made by the bank in the years presented. The bank’s executive supplemental income as well as its executive and director supplemental retirement plan provides retirement benefits conditioned upon continued employment until retirement or the satisfaction of early retirement criteria. Participants are deemed to receive no compensation until such conditions are satisfied.

Neither the company nor the bank maintain any form of stock option, stock appreciation rights, or other long-term compensation plans. Directors of the registrant are compensated for meetings attended in the amount of $100 per meeting. Directors of the bank receive $600 per meeting. Under normal circumstances, the Board of Citizens Financial Corp. meets quarterly while the Citizens National Bank Board meets monthly. Directors who are members of the bank’s loan committee, which meets weekly, receive $720 per month. In addition, the chairman of Citizens Financial Corp. is paid $2,083 per month by the bank, while the vice-president receives $917. The senior vice-president of the bank receives $1,750 monthly for his services. No employment contracts or change in control arrangements exist between any executive officer and the registrant, or it’s subsidiaries.

Compensation of the bank’s executive officers, including its president, is determined by the personnel committee. The committee is comprised of five independent directors. Compensation levels are determined after consideration is given to net income objectives and cost of living factors. This process is consistent with that used to determine the compensation levels of all other employees. No specific criteria exist which relates executive compensation to corporate performance and executives receive no preferential consideration in the establishment of compensation.

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

The estimated credited years of service for the executive officers of Citizens Financial Corp. in the pension plan of Citizens National Bank are as follows:

Years of Credited Service*
Robert J. Schoonover	30
Thomas K. Derbyshire	12

*	Max L. Armentrout and Raymond L. Fair are not participants in the pension plan of Citizens National Bank.

401-(k) Plan

The bank has established a 401-(k) plan for the benefit of all employees who meet eligibility requirements. A description of the Plan, the eligibility requirements and the contributions made to the Plan by the bank for the years ended December 31, 2003, 2002 and 2001 may be found in Note 10 to the accompanying consolidated financial statements.

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

Executive and Director Supplemental Retirement Plan

Effective January 1, 2003, the bank entered into a nonqualified executive and director supplemental retirement plan with its directors and those officers who qualified. As explained in Note 10 to the accompanying consolidated financial statements, the plan is designated to provide death benefits to the bank and the participants’ beneficiary and, provided certain costs are recovered, retirement benefits to the plan participants. Please refer to Exhibit 10 of this Form 10-K for additional information.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The company has no shareholder who is the beneficial owner of more than 5% of the company’s common stock, the only class of stock outstanding, as of February 29, 2004.

The following table sets forth the amount and percentage of stock of Citizens Financial Corp. beneficially owned by each director and executive officer of the company, and by all directors and executive officers as a group, as of February 29, 2004.

	Shares of Stock Beneficially Owned
Name	Direct	Indirect		Total	Percent of Ownership
Robert N. Alday	500	20,200	(1)	20,700	3.28%
Max L. Armentrout	24,310	4,000	(2)	28,310	4.48%
William J. Brown	750	750	(3)	1,500.24%
Edward L. Campbell	500	150	(4)	650.10%
Raymond L. Fair	3,828	4,200	(5)	8,028	1.27%
John F. Harris	500	5,500	(6)	6,000.95%
Cyrus K. Kump	500	2,100	(7)	2,600.41%
Robert J. Schoonover	500	100	(8)	600.10%
L. T. Williams	1,750	0		1,750.28%
John A. Yeager	1,675	0		1,675.27%
Thomas K. Derbyshire	70	0		70.01%

Directors and executive officers of the Bank	4,325	7,248		11,573	1.82%
All Directors and executive officers as a group	39,208	44,248		83,456	13.21%

(1)	Mr. Alday’s indirect ownership includes 6,800 shares owned by his wife and 13,400 shares which he votes for the Phil Williams Coal Company.
(2)	These 4,000 shares are owned by Mr. Armentrout’s wife.
(3)	Includes 250 shares owned jointly with his wife and 500 shares held in custody for their children.
(4)	Includes 100 shares owned jointly with his wife and 50 shares owned by his wife.
(5)	These 4,200 shares are owned by Mr. Fair’s wife.
(6)	These 5,500 shares are owned jointly with his wife.
(7)	Includes 1,100 shares owned by his wife and 1,000 shares held in custody for their children.
(8)	These 100 shares are owned jointly with his wife.
(9)	This figure represents the ownership of persons who are directors or officers (vice president or higher) of the subsidiary bank but not of the company. Such persons number seventeen.

Item 13. Certain Relationships and Related Transactions

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

As of December 31, 2003, outstanding loan balances to related parties totaled $2,491,000 or 12.16 percent of equity capital with unused lines of credit of $1,701,000 or 8.30 percent of the equity capital of Citizens Financial Corp. outstanding to these parties.

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

Item 14. Principal Accountant Fees and Services

The following fees were paid by Citizens to Arnett & Foster, P.L.L.C.:

	2003	2002
Audit Fees	$51,300	$36,900
Audit-Related Fees	875	5,784
Tax Fees	3,950	5,407
All Other Fees	—	3,071

Audit fees consist of fees for professional services rendered for the audit of the Company’s financial statements and review of financial statements included in the Company’s quarterly reports. Audit-related fees are primarily related to consultations concerning financial accounting and reporting standards. Tax fees consist of compliance fees for the preparation of original tax returns, as well as, fees for tax consulting services. All other fees incurred in 2002 are primarily for consultations concerning the Company’s executive and director supplemental retirement plan.

The Audit Committee Charter requires that the audit committee pre-approve all audit and non-audit services to be provided to Citizens by the independent accountants; provided, however, that the audit committee may specifically authorize its chairman to pre-approve the provision of any non-audit service to the company. Further, the foregoing pre-approved policies may be waived, with respect to the provision of any non-audit services consistent with the exceptions for federal securities law. All of the services described above for which Arnett & Foster, P.L.L.C., billed Citizens for the fiscal year ended December 31, 2003, were pre-approved by the company’s audit committee. For the fiscal year ended December 31, 2003, Citizens’ audit committee did not waive the pre-approval requirement of any non-audit services to be provided to Citizens by Arnett & Foster, P.L.L.C.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	(1) and (2) Financial Statements and Financial Statement Schedules. All financial statements and financial statement schedules required to be filed by Item 8 of this Form or by Regulation S-X which are applicable to the registrant have been presented in the financial statements, notes thereto, in management’s discussion and analysis of financial condition and results of operations or elsewhere where appropriate.

(3) Listing of Exhibits - see Index to Exhibits on page 63.

(b)	Reports on Form 8-K – The company filed a Form 8-K on November 26, 2003 to inform its shareholders and other interested persons that immediately following our next annual shareholders meeting on April 17, 2004, we will have a change in our certifying accountant. At that time we will begin a three year engagement with the firm of Yount, Hyde and Barbour and cease our current engagement with Arnett & Foster, P.L.L.C. This change is not the result of any disagreement with Arnett & Foster, P.L.L.C. on any matters of accounting principles or practices, financial statement disclosures or auditing scope.

Subsequent to this filing, on December 3, 2003, we filed a Form 8-K/A in order to publish a letter from Arnett & Foster, P.L.L.C. stating that they agree with the statements made in our Form 8-K of November 26, 2003.

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

Description	S–K 601 Table Reference		Sequential Page Number
Articles or incorporation and bylaws:
(i) Articles of Incorporation	3	(i)	(e)
(ii) Bylaws	3	(ii)	(d)
Material contracts	10		75(c)
Statement Re: Computation of per share earnings	11		(a)
Statements Re: Computation of ratios	12		(a)
Code of ethics	14		(f)
Subsidiaries of the registrant	21		69
Published report regarding matters submitted to vote of security holders	22		70
Consents of experts and counsel	23		72
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	31	(a)	66
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	31	(b)	67
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	32	(a)	73
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	32	(b)	74

(a)	The computation of minimum standard capital ratios, which are shown on page 54 of this filing, was done as specified in applicable regulatory guidelines. All other ratios presented may be clearly determined from the material contained in this filing.
(b)	List of permitted nonbanking activities previously filed on pages 47-49 of Form S-4 Registration Statement of Citizens Financial Corp., SEC File No. 33-11423, dated February 19, 1987 is incorporated by reference into this filing.
(c)	The Bank’s Executive Supplemental Income Agreement as previously filed on pages 74 - 80 of its Form 10-K dated December 31, 1995 and thereafter amended and filed on page 62 of the company’s Form 10-K dated December 31, 1996, is incorporated by reference into this filing. Also incorporated by reference is the company’s Purchase and Assumption Agreement with South Branch Valley National Bank for the purchase of its banking facilities, assets and liabilities located in Petersburg, West Virginia dated December 17, 1999 and filed on pages 71-113 of the company’s Form 10-K dated December 31, 1999.
(d)	The company’s bylaws, which were previously filed on pages 64-71 of its Form 10-K dated December 31, 1998, are incorporated by reference into this filing.
(e)	The company’s Articles of Incorporation, which were previously filed on pages 66-70 of its Form 10-K dated December 31, 1999, are incorporated by reference into this filing.
(f)	The company’s Code of Ethics, which is applicable to all employees of the company and its subsidiaries, including the principal executive officer and principal accounting officer, has been made available on the company’s website, www.cnbelkins.com, and is, therefore, not filed as part of this Form 10-K.

Signatures

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Financial Corp.

By	/s/ Robert J. Schoonover
Robert J. Schoonover
President and Chief Executive Officer

Date:	3/10/04

By	/s/ Thomas K. Derbyshire
Thomas K. Derbyshire
Treasurer and Principal Financial Officer

Date:	3/10/04

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Max L. Armentrout Max L. Armentrout	Chairman of the Board and Director	3/10/04

Robert N. Alday	Director

/s/ William J. Brown William J. Brown	Director	3/10/04

Edward L. Campbell	Director

/s/ Raymond L. Fair Raymond L. Fair	Director	3/10/04

/s/ John F. Harris John F. Harris	Director	3/10/04

/s/ Cyrus K. Kump Cyrus K. Kump	Director	3/10/04

/s/ Robert J. Schoonover Robert J. Schoonover	Director	3/10/04

/s/ L. T. Williams L. T. Williams	Director	3/10/04

/s/ John A. Yeager John A. Yeager	Director	3/10/04