Form 10-Q
period 2004-03-31
CITIZENS FINANCIAL CORP/DE/
filed 2004-05-13
CIK 764156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2004
Common Stock ($2 par value)	631,378

This report contains 28 pages.

FORM 10-Q

CITIZENS FINANCIAL CORP.

Quarter Ended March 31, 2004

PART I ITEM I – FINANCIAL INFORMATION

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	March 31, 2004	Dec. 31, 2003
	(Unaudited)	*
ASSETS

Cash and due from banks	$4,567	$5,952
Federal funds sold	2,150	0
Securities available for sale	55,077	60,077
Loans, less allowance for loan losses of $1,474 and $1,396, respectively	135,168	134,311
Premises and equipment	3,941	3,607
Accrued interest receivable	1,101	1,097
Other assets	4,074	4,085

Total Assets	$206,078	$209,129

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$22,994	$23,512
Interest bearing	142,339	138,037

Total deposits	165,333	161,549
Short-term borrowings	14,891	22,066
Long-term borrowings	2,986	3,403
Other liabilities	1,917	1,632

Total liabilities	185,127	188,650

Commitments and contingencies

SHAREHOLDERS’ EQUITY

Common stock, $2.00 par value, authorized 2,250,000 shares, issued 750,000 shares	1,500	1,500
Additional paid in capital	2,100	2,100
Retained earnings	19,310	18,966
Accumulated other comprehensive income	803	675
Treasury stock at cost, 118,622 shares	(2,762)	(2,762)

Total shareholders’ equity	20,951	20,479

Total Liabilities and Shareholders’ Equity	$206,078	$209,129

*	From audited financial statements.

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of dollars, except per share data)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
INTEREST INCOME

Interest and fees on loans	$2,294	$2,211
Interest and dividends on securities:
Taxable	460	514
Tax-exempt	82	83
Interest on federal funds sold	5	4

Total interest income	2,841	2,812

INTEREST EXPENSE

Interest on deposits	647	723
Interest on short-term borrowing	61	58
Interest on long-term borrowing	23	24

Total interest expense	731	805

Net interest income	2,110	2,007
Provision for loan losses	90	81

Net interest income after provision for loan losses	2,020	1,926

NONINTEREST INCOME

Trust department income	33	90
Brokerage fees	14	7
Service fees	165	158
Insurance commissions	5	5
Security gains/(losses)	19	0
Secondary market loan fees	9	23
Other	62	46

Total noninterest income	307	329

NONINTEREST EXPENSE

Salaries and employee benefits	871	837
Net occupancy expense	65	62
Equipment rentals, depreciation and maintenance	113	102
Data processing	135	118
Director fees	57	55
Postage	51	36
Professional service fees	45	41
Stationery	37	34
Other	250	198

Total noninterest expenses	1,624	1,483

Income before income taxes	703	772
Income tax expense	169	261

Net income	$534	$511

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of dollars, except per share data)

(Continued)

Basic and fully diluted earnings per common share	$.85	$.79

Weighted average shares outstanding	631,378	646,523

Dividends per common share	$.30	$.30

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

	Three Months Ended March 31
	2004	2003
	(Unaudited)
Net income	$534	$511
Other comprehensive income:
Gross unrealized gains/(losses) arising during the period	226	(235)
Adjustment for income tax (expense)/benefit	(86)	89

	140	(146)

Less: Reclassification adjustment for (gains)/losses included in net income	(19)	0
Adjustment for income tax expense/(benefit)	7	0

	(12)	0

Other comprehensive income, net of tax	128	(146)

Comprehensive income	$662	$365

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands of dollars)

Three Months Ended March 31, 2004 and 2003

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Share- holders’ Equity
	Shares	Amount
Balance, January 1, 2003	750,000	$1,500	$2,100	$17,912	$1,244	$(2,151)	$20,605
Net income				511			511
Net change in unrealized gain on securities					(146)		(146)
Cash dividends declared ($.30 per share)				(194)			(194)

Balance March 31, 2003	750,000	$1,500	$2,100	$18,229	$1,098	$(2,151)	$20,776

Balance, January 1, 2004	750,000	$1,500	$2,100	$18,966	$675	$(2,762)	$20,479
Net income				534			534
Net change in unrealized gain on securities					128		128
Cash dividends declared ($.30 per share)				(190)			(190)

Balance March 31, 2004	750,000	$1,500	$2,100	$19,310	$803	$(2,762)	$20,951

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net Income	$534	$511
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	90	81
Depreciation and amortization	92	88
Amortization and (accretion) on securities	69	47
(Gain)/loss on sale of securities	(19)	0
(Gain)/loss on sale of OREO	6	0
(Increase)/decrease in accrued interest receivable	(4)	60
(Increase)/decrease in other assets	46	(7)
Increase/(decrease) in other liabilities	205	266

Cash provided by operating activities	1,019	1,046

Cash flows from investing activities:
Principal payments, available for sale securities	619	1,044
Proceeds from sales of available for sale securities	978	0
Proceeds from maturities and calls, available for sale securities	3,760	2,560
Purchases of available for sale securities	(200)	(3,819)
Purchases of premises and equipment	(423)	(27)
Purchase of real estate	(105)	0
Proceeds from sale of other real estate owned	60	0
(Increase)/decrease in loans	(946)	(3,892)

Cash provided by/(used in) investing activities	3,743	(4,134)

Cash flows from financing activities:
Cash dividends paid	(190)	(194)
Increase/(decrease) in short-term borrowing	(7,175)	(1,041)
Acquisition of long-term borrowing	0	3,000
Repayment of long-term borrowing	(417)	(244)
Increase/(decrease) in time deposits	2,281	472
Increase/(decrease) in other deposits	1,504	2,819

Cash provided by/(used in) financing activities	(3,997)	4,812

Net increase/(decrease) in cash and cash equivalents	765	1,724
Cash and cash equivalents at beginning of period	5,952	4,789

Cash and cash equivalents at end of period	$6,717	$6,513

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$746	$878
Income taxes	$4	$0

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accounting and reporting policies of Citizens Financial Corp. and Subsidiaries (“Citizens”, “the company” or “we”) conform to accounting principles generally accepted in the United States of America and to general policies within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The condensed consolidated statements contained herein include the accounts of Citizens Financial Corp. and its wholly-owned subsidiaries Citizens National Bank (“the bank”) and Citizens Financial Services, LLC. All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens’ 2003 Annual Report to Shareholders and Form 10-K.

NOTE 2 – RECLASSIFICATIONS

Certain accounts in the condensed consolidated financial statements for 2003, as previously presented, have been reclassified to conform with current year classifications.

NOTE 3 – SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2004 and December 31, 2003 are summarized as follows (in thousands):

	March 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
	(Unaudited)
Available for sale:
U.S. Government agencies and corporations	$30,203	$783	$0	$30,986
Mortgage backed securities – U.S. Government agencies and corporations	8,810	45	35	8,820
Corporate debt securities	5,124	95	0	5,219
Tax exempt state and political subdivisions	8,935	409	1	9,343
Federal Reserve Bank stock	108	0	0	108
Federal Home Loan Bank stock	601	0	0	601

Total securities available for sale	$53,781	$1,332	$36	$55,077

	December 31, 2003*
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
	*
Available for sale:
U.S. Government agencies and corporations .	$32,743	$732	$43	$33,432
Mortgage-backed securities – U.S. Government agencies and corporations	9,454	29	64	9,419
Corporate debt securities	6,840	136	18	6,958
Tax exempt state and political subdivisions	8,990	320	3	9,307
Federal Reserve Bank stock	108	0	0	108
Federal Home Loan Bank stock	853	0	0	853

Total securities available for sale	$58,988	$1,217	$128	$60,077

Provided below is a summary of securities available for sale which were in an unrealized loss position at March 31, 2004. None of these securities has been in a continuous loss position for twelve months or more. We believe the deterioration in value is attributable to changes in market interest rates and not the credit quality of the issuer. Management intends, and has the ability, to hold these securities until maturity at which time the full value is expected to be recovered.

	Securities Available for Sale
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$0	$0	$0	$0	$0	$0
Mortgage backed securities – U.S. Government agencies and corporations	5,072	35	0	0	5,072	35
Federal Reserve Bank stock	0	0	0	0	0	0
Federal Home Loan Bank stock	0	0	0	0	0	0
Corporate debt securities	0	0	0	0	0	0
Tax exempt state and political subdivisions	301	1	0	0	301	1

Total securities available for sale	$5,373	$36	$0	$0	$5,373	$36

The maturities, amortized cost and estimated fair values of the bank’s securities at March 31, 2004 are summarized as follows (in thousands):

	Available for sale
	Amortized Cost	Estimated Fair Value
Due within 1 year	$14,289	$14,500
Due after 1 but within 5 years	36,236	37,202
Due after 5 but within 10 years	2,547	2,666
Due after 10 years	0	0
Equity securities	709	709

Total	$53,781	$55,077

Mortgage backed securities have remaining contractual maturities ranging from 2.75 to 12.25 years and are reflected in the maturity distribution schedule shown above based on their anticipated average life to maturity, which ranges from 1.03 to 5.24 years. The company’s equity securities are required to be held for membership in the Federal Reserve and Federal Home Loan Bank and are shown at cost since they may only be sold to the respective issuer or another member at par.

The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the three month periods ended March 31, 2004 and 2003 are as follows (in thousands):

	Proceeds From			Gross Realized
	Sales	Calls and Maturities	Principal Payments	Gains	Losses
March 31, 2004:
Securities available for sale	$978	$3,760	$619	$19	$0

March 31, 2003:
Securities available for sale	$0	$2,560	$1,044	$0	$0

At March 31, 2004 and December 31, 2003 securities with an amortized cost of $26,530,000 and $27,063,000, respectively, with estimated fair values of 27,466,000 and $27,920,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

At March 31, 2004, the company had a concentration within its corporate debt securities classification which included obligations of financial services industry companies with global operations having an approximate amortized cost of $2,331,000 and an estimated fair value of $2,390,000. There were no concentrations with any one issuer.

*	From audited financial statements.

NOTE 4 – LOANS

Total loans are summarized as follows (in thousands):

	March 31, 2004	December 31, 2003
	(Unaudited)	*
Commercial, financial and agricultural	$25,746	$25,417
Real estate – construction	6,182	5,963
Real estate – mortgage	90,265	89,111
Installment loans	11,922	12,396
Other	2,576	2,868

Total loans	136,691	135,755
Net deferred loan origination fees and costs	(44)	(48)
Less unearned income	(5)	0

Total loans net of unearned income and net deferred loan origination fees and costs	136,642	135,707
Less allowance for loan losses	1,474	1,396

Loans, net	$135,168	$134,311

*	From audited financial statements

At March 31, 2004 our recorded investment in impaired loans was $1,128,000. The valuation allowance assigned to these loans totaled $404,000. Our average investment in the impaired loans was $1,127,000 during the quarter. The amount of interest income recorded on them in the first quarter was $8,000 while the amount of interest collected was $12,000. As explained in the Management’s Discussion section of this report changes in the risk characteristics of these loans occurring subsequent to the report date cause us to expect to charge-off approximately $934,000 of our impaired loans during the second quarter.

Loans in a nonaccrual status was $0 and $16,000 at March 31, 2004 and December 31, 2003, respectively.

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

Analyses of the allowance for loan losses are presented below (in thousands):

	Three Months Ended March 31,
	2004	2003
Balance at beginning of period	$1,396	$1,386

Loans charged off:
Commercial and industrial	0	0
Real estate – mortgage	0	0
Consumer and other	20	39

Total	20	39

Recoveries:
Commercial and industrial	2	20
Real estate – mortgage	0	0
Consumer and other	6	1

Total recoveries	8	21

Net losses	12	18
Provision for loan losses	90	81

Balance at end of period	$1,474	$1,449

NOTE 6 – DEPOSITS

The following is a summary of interest bearing deposits by type (in thousands):

	March 31, 2004	December 31, 2003
	(Unaudited)	*
Interest bearing checking	$29,696	$27,355
Money market accounts	7,581	8,690
Savings accounts	28,149	27,360
Certificates of deposit under $100,000	49,195	48,063
Certificates of deposit of $100,000 or more	27,718	26,569

Total	$142,339	$138,037

*	From audited financial statements

NOTE 7 – BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase (repurchase agreements) and, when required, overnight advances under a line of credit with the Federal Home Loan Bank of Pittsburgh (FHLB). No such overnight advances were outstanding at March 31, 2004 while $3,000,000 was outstanding at December 31, 2003.

Long-term borrowings are also obtained from the FHLB but are used to finance specific lending activities.

NOTE 8 – EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost of our pension and other benefit plans are presented below (in thousands):

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$0	$29	$7	$6
Interest cost	0	81	8	8
Expected return on plan assets	0	(122)	0	0
Amortization of prior service cost	0	(13)	5	5
Amortization of net (gain) loss	0	0	(1)	(1)

Net periodic (benefit) cost	$0	$(25)	$19	$18

Although our pension plan has provided a net periodic benefit in recent years, no benefit or cost was recorded in the first quarter of 2004 based on available actuarial data. We expect to receive an updated actuarial report during the second quarter of 2004 which will include estimated net periodic benefit or cost. Expense, or benefit as the case may be, will be adjusted at that time.

As described in our year end 2003 financial statements, we do not expect to make any contributions to our pension plan or other postretirement plans in 2004.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The company is not aware of any commitments or contingencies which may reasonably be expected to have a material impact on operating results, liquidity or capital resources. Known commitments and contingencies include the maintenance of reserve balances with the Federal Reserve, various legal actions arising in the normal course of business and commitments to extend credit.

NOTE 10 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

Financial instruments whose contract amounts represent credit risk (in thousands)	March 31, 2004 (unaudited)	December 31, 2003 *
Commitments to extend credit	$33,107	$29,974
Standby letters of credit	564	239

Total	$33,671	$30,213

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

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the three months ended March 31, 2004 and 2003 the weighted average number of shares were 631,378 and 646,523, respectively. During the periods ended March 31, 2004 and 2003 the company did not have any dilutive securities.

Part 1    Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of Citizens Financial Corp. and its subsidiaries, Citizens National Bank of Elkins, and Citizens Financial Services, LLC, for the periods indicated and should be read in conjunction with our 2003 audited financial statements and Annual Report on Form 10-K. Because our primary business activities are conducted through the bank, this discussion focuses primarily on the financial condition and operations of the bank. Amounts and percentages used in this discussion have been rounded.

DESCRIPTION OF BUSINESS

We are a $206 million, one-bank holding company which provides loan, deposit, trust, brokerage and other banking and banking related services to customers in northcentral and eastern West Virginia and nearby areas through the six branch offices of our wholly-owned subsidiary bank.

FORWARD LOOKING STATEMENTS

This report contains forward looking statements which reflect our current expectations based on information available to us. These forward looking statements involve uncertainties including those associated with interest rates, the general economic environment, regulations, competitive changes, and other risks. Forward looking statements can be identified by words such as “may”, “will”, “expect”, “anticipated”, “believe”, “estimate”, “plans”, “intends”, or similar words. We do not attempt to update any forward looking statements. When provided, we intend forward looking information to assist readers in understanding anticipated future operations and we include them pursuant to applicable safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the financial services industry. Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in our financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements and could change as new information becomes available. Consequently, later financial statements could reflect different estimates, assumptions, and judgments.

Some policies rely more heavily on the use of estimates, assumptions, and judgments than others and, therefore, have a greater possibility of producing results that could be materially different than originally reported. Our most significant accounting policies, including an explanation of how assets and liabilities are valued, may be found in Note 1 to the consolidated financial statements in our 2003 Annual Report on Form 10-K.

The allowance for loan losses represents our estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, the estimated amount of losses in pools of homogeneous loans and the effect of various economic and business factors, all of which may be subject to significant change. Due to these uncertainties, as well as the sensitivity of our financial statements to the assumptions and estimates needed to determine the allowance, we have identified the determination of the allowance for loan losses as a critical accounting estimate. As such, it could be subject to revision as new information becomes available. Should this occur, changes to the provision for loan losses, which may increase or decrease future earnings, may be necessary. A discussion of the methods we use to determine our allowance for loan losses is presented later in this report.

OVERVIEW

Throughout the first quarter of 2004 we continued efforts to make our full array of services more accessible to customers in our market area. To that end, the construction of our new Marlinton branch, as well as the expansion of our Petersburg facility, continued and we expect to complete both facilities during the second quarter. We also installed two new ATMs in the Snowshoe resort area and are currently in the process of establishing internet banking services. We believe that these improved delivery channels, together with our comprehensive selection of services and our commitment to superior customer service, will allow us to increase our number of services per household and gain market share.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the first quarter of 2004 of $534,000 was $23,000 more than in the first quarter of 2003. On a per share basis earnings increased $.06 to $.85. Return on average equity also improved from 9.95% to 10.31%. Return on average assets, however, fell from $1.12% to 1.03% due to asset growth. Additional details concerning our results of operations are discussed in the following sections of this report.

NET INTEREST INCOME

Net interest income is the primary component of our earnings. It is the difference between interest and fee income generated by interest earning assets and interest expense incurred to carry interest bearing liabilities. Net interest income is affected by changes in balance sheet composition and interest rates. We attempt to maximize net interest income by determining the optimal product mix in light of current and expected yields on assets, cost of funds and economic conditions while maintaining an acceptable degree of risk.

Net interest income for the quarter of $2,110,000 was $103,000, or 5.1%, more than in the first quarter of 2003. On a tax equivalent basis, net interest income rose $106,000 to $2,168,000. These improvements can be traced to changes which are similar to those we have experienced over the last several years; rising levels of interest earning assets and interest bearing liabilities as well as falling interest rates.

Our average earning assets of $195,691,000 were more than $24 million greater than in the first quarter of 2003 due mostly to loan growth. The rate of which these assets produced income, however, fell 84 basis points to 5.94%. As a result, tax equivalent interest income only increased by $32,000 to $2,890,000.

A somewhat greater benefit was realized in the $74,000 reduction in interest expense. Here again growth, a $23 million increase in interest bearing liabilities, was offset by a 52 basis point drop in the cost of those liabilities.

As a result of these changes our net interest margin, which relates net interest income to earning assets, fell from 4.87% in the first quarter of 2003 to $4.44% in the current quarter. Such decreases in margin have been common throughout the banking industry in recent years due to the historically low levels of interest rates. At 4.44%, however, our margin remains above our peer group average. Additional information about interest rate risk is presented later in this report.

PROVISION FOR LOAN LOSSES

The provision for loan losses is management’s estimate of the amount which must be charged against current earnings in order to maintain the allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated based on quarterly evaluations of the loan portfolio. The provision for loan losses was $90,000 during the first quarter of 2004 and $81,000 during the first quarter of 2003. The factors which we consider in establishing the provision for loan losses, and in analyzing the allowance for loan losses, are discussed later in the Allowance for Loan Losses section of this report. As explained in that section, we expect our provision for loan losses to increase in the second quarter of 2004.

NONINTEREST INCOME

Noninterest income, which includes all revenues other than interest and fee income related to earning assets, fell slightly from $329,000 in the first quarter of 2003 to $307,000 this quarter.

The primary cause of this decrease was a $57,000 drop in trust income which was unusually high last year because of the settlement of several large estates. Another significant source of income over the past few years has come from our secondary market loan program. Higher mortgage rates and the refinancing boom of recent years have resulted in fewer mortgages being written and, as a result, our quarterly income has fallen from $23,000 to $9,000. While warmer weather usually brings an increase in mortgage activity, higher interest rates may continue to depress our mortgage fee income for the foreseeable future.

The remaining components of noninterest income were either constant or showed some increase. With the exception of $19,000 in security gains, these items are generally of a recurring nature. Security gains, which resulted from the sale of one corporate bond made to improve the credit quality of the portfolio, are not expected during the remainder of the year.

NONINTEREST EXPENSE

Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Total noninterest expense of $1,624,000 is 9.5% more than in the first quarter of last year. This increase, however, was not unexpected as our budgeted level for the quarter was $1,645,000.

Most significant were increases in data processing of $17,000, salaries and employee benefits of $34,000, and other expense of $52,000. In the case of data processing, the higher costs are largely the result of operating two additional ATMs. Salaries and benefits increased as a result of higher salaries from normal merit increases and additions to staff, the absence of pension benefits recognized under applicable accounting standards, and an increase in the cost of providing retirement benefits to directors and selected officers. In total, those three items resulted in a $99,000 increase in expense. They were offset, however, by lower group insurance costs and an increase in the deferral of labor costs incurred to originate loans which together amounted to $75,000. The increase in other expense is due to several items the largest of which is $23,000 related to holding and selling of foreclosed real estate.

With the construction of one new branch facility and the expansion of another expected to be completed during the second quarter of 2004, noninterest expense is expected to increase during the remainder of 2004. For the year we anticipate total noninterest expense may exceed 2003 by approximately $575,000.

INCOME TAXES

Our provision for income taxes, which includes both federal and state income taxes, was $169,000 during the first quarter. This is down from last year’s $261,000 due to lower levels of taxable income and the receipt of approximately $32,000 in refunds resulting from the filing of amended returns. We have not been subject to the federal alternative minimum tax during the periods covered by this report nor do we expect to be subject to it in the foreseeable future.

FINANCIAL CONDITION

SUMMARY

Our pattern of balance sheet growth continued during the first quarter although at a somewhat slower pace than in 2003. Deposit growth for the quarter totaled $3,784,000 while loan growth of $857,000 was somewhat masked by the payoff of loans totaling more than $2 million in late March. Total assets declined due to the anticipated reduction of a repurchase agreement with a customer involved in a seasonal industry. We believe this agreement will continue to exhibit clear seasonal patterns and expect it to increase in amount again next winter. A further discussion of our major balance sheet categories, as well as liquidity and the impact of inflation, follows.

LOAN PORTFOLIO

Total loans at March 31, 2004 of $136,691,000 were temporarily depressed due to the loan payoff noted previously but were still $936,000 more than at year end. Overall, loan growth has been about as expected as our budgeted loan volume at quarter end was $136,200,000.

We continue to see erosion in our consumer lending efforts in the face of aggressive financing offers from auto manufacturers, questions about the strength of our local and national economy, and the resultant consumer uncertainty. Consequently, consumer loans fell by $474,000 during the quarter to $11,922,000.

Although higher interest rates have reduced demand for them, fixed rate residential mortgages, with their well developed sales and distribution channels continue to provide strong competition for our own variable rate mortgage products. Despite this, we are pleased that our residential mortgage portfolio increased by $1,462,000 during the quarter to $52,479,000. Commercial real estate loans, which grew significantly in 2003, fell by $774,000 during the quarter as a result of the loan payoff noted earlier. However, we expect this category of loans to show continued strength during the remainder of the year. Other forms of commercial lending grew modestly to $25,746,000 during the quarter.

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

Loans which are specifically analyzed include all loans with balances in excess of $250,000, all loans past due 90 or more days and those placed in our internally generated watch list. Management develops this list from various sources including past due loan reports, previous internal and external loan evaluations and knowledge of each borrower’s financial situation. This list contains loans with possible weaknesses regarding collectibility, performance or the adequacy of collateral.

Loans that management places on the watch list are given a classification based on their perceived risk using a method similar to that of the bank’s primary regulatory agency. After management determines the watch list to be complete, detailed reviews of each loan are made. Based on the results of these reviews, specific reserves for potential losses are determined.

Potential losses for loans not specifically analyzed are quantified by applying historical loss factors to pools of loans. Separate pools, and separate loss factors, are used for each of our major loan portfolios. We may assign additional loss exposure for changes in economic conditions, trends in past due loans, changes in lending policies or staff, concentrations of credit, unused lines or letters of credit and other factors. Finally, because these methods carry inherent imprecision and subjectivity, we establish an additional reserve for losses that are likely to exist at the evaluation date but may not have been quantified by the specific, pooled, or other analyses. These estimated losses are then aggregated and the allowance for loan losses is adjusted as necessary through a provision for loan losses.

By using these procedures we believe that our allowance for loan losses of $1,474,000, or 1.08% of gross loans, is adequate as of March 31, 2004. This is $78,000 more than at year-end.

Past due loans were just 1.86% of gross loans at quarter-end while no loans are in nonaccrual status. Net charge offs for the quarter totaled just $12,000 and the overall quality of the loan portfolio is believed to be good. However, at the report date significant uncertainty did exist regarding loans made to one commercial customer. This relationship involves several loans totaling $1,128,000. At the report date these loans were past due 30 days or less but the customer was experiencing operational problems and had become severely past due in obligations to key suppliers. Due to these issues we designated the loans as impaired and assigned specific reserves of $404,000 to them. At March 31, 2004, we were attempting to assist the customer in obtaining funding through the Small Business Administration (SBA). Subsequent to quarter-end the SBA declined to provide such funds and we made efforts to restructure the loans internally. The customer elected not to restructure and, on May 3, 2004, we received notice that bankruptcy proceedings had begun.

As a result of this, we expect to incur significant loan charge-offs during the second quarter. We currently estimate the loss relating to these loans to approximate $934,000. This charge-off will necessitate a significant increase in the provision for loan loss expense in the second quarter and earnings for the quarter are likely to be greatly reduced. Due to continued success in our efforts to increase our market presence, including in the lending area, annual earnings are still expected to exceed $1 million.

SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD

The bank’s securities portfolio uses funds not needed to satisfy loan demand to improve earnings while at the same time providing liquidity and balancing interest sensitivity concerns. All securities are classified as available for sale.

Other than required purchases of FHLB stock, no securities were purchased during the first quarter as we sought to build liquid funds to satisfy the reduction in repurchase agreements which occurred near quarter-end. As a result, the total value of the portfolio fell by $5,000,000. As noted earlier, one security was sold to improve the credit quality of the portfolio.

Although the activity of the first quarter was somewhat unusual for us, our overall philosophy of maintaining a short-term, laddered portfolio of investment grade bonds, predominantly those issued by U.S. governmental agencies, remains.

While we typically try to limit our involvement in the overnight federal funds market, our need to satisfy the repurchase agreement withdrawal caused us to carry more federal funds sold during the quarter than we otherwise would have. Still, our average balance in funds sold for the quarter was just $2,487,000, slightly higher than the quarter-end amount of $2,150,000. Overnight borrowings, which were $0 at March 31, averaged $628,000 for the quarter. We expect both our investing practices, and our overnight funds activity, to resume more normal characteristics in the second quarter.

DEPOSITS AND OTHER FUNDING SOURCES

Total deposits increased $3,784,000, or 2.3%, during the first quarter to $165,333,000. Average deposits for the quarter were $162,499,000. This growth was centered in interest bearing deposits which were up $4,302,000. Noninterest bearing deposits, meanwhile, were nearly steady ending the quarter at $22,994,000, down $518,000 from year-end, and averaging $22,301,000 during the quarter. On an annualized basis total deposit growth approximated 9.4%, very near last year’s rate of 9.3%.

Among interest bearing deposits, interest bearing checking accounts increased by more than $2.3 million to $29,696,000 during the quarter. Certificates of deposit, which total $76,913,000, increased $2,281,000. This growth was nearly evenly split between jumbo certificates of $100,000 or more and smaller certificates of less than $100,000. Growth in these two categories was $1,132,000 and $1,149,000, respectively. Savings accounts also increased by $789,000 since year-end. Only money market accounts showed a decrease dropping by $1,109,000.

All of these accounts carry interest rates which reflect the historically low interest rate environment we are now experiencing. This makes our rate of deposit growth very satisfying. We believe all of these accounts, including the majority of our jumbo CDs, to be core deposits. Jumbo CDs are not marketed in any way and we do not accept jumbo deposits from outside our market area. In some cases jumbo deposits are gained when customers add to existing deposits and historically our retention rate on these products is very high.

While deposit growth has been good, we also utilize borrowed funds to support asset growth. The majority of such borrowings are in the form of repurchase agreements with local customers. Absent the seasonality of one such agreement as explained earlier, these repurchase agreements have been a stable source of funding for several years. At quarter-end repurchase agreements totaled $14,891,000, all of which are classified as short-term borrowings on our balance sheet. Long-term borrowings of $2,986,000 consist of funds borrowed from the Federal Home Loan Bank of Pittsburgh. These funds are used to support certain loans and typically carry terms so that repayment patterns follow those of the offsetting loans. Because we expect to engage in more commercial lending in the future it is likely we may utilize additional FHLB or similar borrowings to fund those loans.

CAPITAL RESOURCES

Our capital base continues to be very strong. At $20,951,000, total capital was 10.2% of total assets on March 31, 2004. We also continue to exceed all regulatory capital requirements as shown in the following table:

Minimum Capital Standard Ratios

	Citizens Financial Corp.	Regulatory Requirements
Total capital to risk weighted assets	14.98%	8.00%
Tier I capital to risk weighted assets	13.95%	4.00%
Tier I capital to adjusted total assets	9.57%	4.00%

Changes in capital during the quarter are detailed in the Statement of Changes in Shareholders Equity. While we are not aware of any trends which are likely to materially impair capital, the previously noted charge-off will cause a reduction in capital. However, we anticipate that we will continue to exceed all required capital measures.

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

Historically, we have satisfied our liquidity needs through internal sources of funds with the exception of a small number of loan programs which were funded externally. With expectations for additional commercial lending and the need to replace the pledges on maturing investment securities, it is likely we will have to seek additional external funding to meet our liquidity needs over the next year. Ample funding sources including the Federal Home Loan Bank and other correspondents, are available to meet this need. We do not believe this poses a risk to earnings, capital, customers or other business partners and believe such needs are becoming more common among banks such as Citizens.

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

However, inflation does affect noninterest expenses such as personnel costs and the cost of services and supplies we use. We attempt to offset increasing costs by controlling the level of noninterest expenditures and increasing levels of noninterest income. Because inflation rates have generally been low during the time covered by the accompanying consolidated financial statements, the impact of inflation on our earnings has not been significant.

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

We control interest rate risk through our interest rate sensitivity management program, also known as asset/liability management. The objective of this program is to maximize net interest income while minimizing the risk of adverse effects from changing interest rates. This is done by controlling the mix and maturities of interest sensitive assets and liabilities. The bank has established an asset/liability committee for this purpose. We use several techniques to monitor and control interest rate risk including gap analysis, interest rate shock testing and other forms of simulation modeling.

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

During the first quarter we have become increasingly asset sensitive. Our one year gap position at March 31, 2004 was 7.76% of total assets compared to ..47% at year-end. This is primarily the result of the reduction in our outstanding repurchase agreements and our switch from borrowing overnight funds to selling overnight funds. With interest rates near historic lows, future rate changes are likely to come in the form of increases rather than decreases. Gap theory indicates this would be beneficial to our earnings.

Gap theory, however, requires that a number of assumptions be made, including the assumption that interest rates on all of our products change at the same time and by the same amount. Because this is not usually true, we also employ rate shock analysis and simulation modeling to monitor and control interest rate risk.

Rate shock tests project net interest income given an immediate and sustained change applied to all interest sensitive assets and liabilities. Although this implies some of the same weaknesses as gap, rate shock tests do help define boundaries of interest rate risk. We conduct rate shock tests on a quarterly basis assuming rates change by +/- 100, 200 and 300 basis points. Because some of our products, particularly our deposit products, have rates that cannot decrease by as much as 100, 200 or 300 basis points the results of some tests for decreasing rates are outside our parameters. The likelihood of significant rate decreases, however, appear limited in the current and foreseeable rate environments.

Another technique we use to manage interest rate risk, known as simulation modeling, allows us to change both interest rates and asset and liability volumes in any variety of ways. In this manner we can project interest rate risk under many different assumptions including those we consider most likely. Based on conditions we consider most probable, our projections indicate that net interest income is likely to remain nearly stable over the next twelve months.

Given our expectations, we will most likely continue to attempt to attract longer-term deposits and when possible, price our larger, variable rate commercial loans off of fixed rate borrowings.

Part I    Item 4

Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the company, under the supervision and with the participation of management, including the chief executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company which is required to be included in our periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in our internal controls or in other factors that could significantly offset internal controls, nor were any corrective actions required with regard to significant deficiencies or material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings :

As of March 31, 2004 Citizens Financial Corp. was not involved in any material legal proceedings. We are involved in various legal proceedings which occur in the normal course of business. After consultation with legal counsel, management believes that all such litigation will be resolved without materially affecting our financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against Citizens Financial Corp. or any of its subsidiaries.

Item 2. Changes in Securities: None.

Item 3. Defaults upon Senior Securities: None.

Item 4. Submission of Matters to a Vote of Security Holders: None.

Item 5. Other Information: None.

Item 6. Exhibits and Reports on Form 8-K:

(a)	Exhibits: The following exhibits are filed with this report:

Exhibit No.	Description of Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b)	Reports on Form 8-K: On January 23, 2004, we reported our 2003 earnings and related financial data under Item 12 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS FINANCIAL CORP.

Date: 5/13/04	/s/ Robert J. Schoonover
Robert J. Schoonover President Chief Executive Officer

Date: 5/13/04	/s/ Thomas K. Derbyshire
Thomas K. Derbyshire Vice President, Treasurer and Principal Financial Officer