Form 10-Q
period 2004-06-30
CITIZENS FINANCIAL CORP/DE/
filed 2004-08-12
CIK 764156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 10, 2004
Common Stock ($2 par value)	631,378

This report contains 25 pages.

FORM 10-Q

CITIZENS FINANCIAL CORP.

Quarter Ended June 30, 2004

PART I ITEM I - FINANCIAL INFORMATION

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	June 30, 2004	Dec. 31, 2003
	(Unaudited)	*
ASSETS

Cash and due from banks	$5,351	$5,952
Securities available for sale	54,682	60,077
Loans, less allowance for loan losses of $1,170 and $1,396, respectively	141,115	134,311
Premises and equipment	4,235	3,607
Accrued interest receivable	1,070	1,097
Other assets	4,401	4,085

Total Assets	$210,854	$209,129

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$22,321	$23,512
Interest bearing	143,964	138,037

Total deposits	166,285	161,549
Short-term borrowings	17,412	22,066
Long-term borrowings	5,499	3,403
Other liabilities	1,559	1,632

Total liabilities	190,755	188,650

Commitments and contingencies

SHAREHOLDERS’ EQUITY

Common stock, $2.00 par value, authorized 2,250,000 shares, issued 750,000 shares	1,500	1,500
Additional paid in capital	2,100	2,100
Retained earnings	19,274	18,966
Accumulated other comprehensive income/loss	(13)	675
Treasury stock at cost, 118,622 shares shares	(2,762)	(2,762)

Total shareholders’ equity	20,099	20,479

Total Liabilities and Shareholders’ Equity	$210,854	$209,129

*	From audited financial statements.

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of dollars, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
INTEREST INCOME

Interest and fees on loans	$2,311	$2,276	$4,605	$4,487
Interest and dividends on securities:
Taxable	415	499	875	1,013
Tax-exempt	83	88	165	171
Interest on federal funds sold	1	5	6	9

Total interest income	2,810	2,868	5,651	5,680

INTEREST EXPENSE

Interest on deposits	650	717	1,297	1,440
Interest on short-term borrowings	70	62	131	120
Interest on long-term borrowings	33	33	56	57

Total interest expense	753	812	1,484	1,617

Net interest income	2,057	2,056	4,167	4,063
Provision for loan losses	595	81	685	162

Net interest income after provision for loan losses	1,462	1,975	3,482	3,901

NONINTEREST INCOME

Trust department income	38	43	71	133
Brokerage fees	16	2	30	9
Service fees	186	169	351	327
Insurance commissions	9	11	14	16
Security gains/(losses)	0	0	19	0
Secondary market loan fees	19	29	28	52
Other	70	46	132	92

Total noninterest income	338	300	645	629

NONINTEREST EXPENSE

Salaries and employee benefits	895	845	1,766	1,682
Net occupancy expense	63	56	128	118
Equipment rentals, depreciation and maintenance	111	106	224	205
Data processing	135	121	270	239
Director fees	56	55	113	110
Postage	31	39	82	75
Professional service fees	33	31	78	72
Stationery	45	37	82	71
Other	256	255	506	456

Total noninterest expense	1,625	1,545	3,249	3,028

Income before income taxes	175	730	878	1,502
Income tax expense	22	238	191	499

Net income	$153	$492	$687	$1,003

Basic and fully diluted earnings per common share	$.24	$.76	$1.09	$1.55

Weighted average shares outstanding	631,378	645,831	631,378	646,085

Dividends per common share	$.30	$.30	$.60	$.60

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands of dollars)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net income	$153	$492	$687	$1,003
Other comprehensive income:
Gross unrealized gains/(losses) arising during the period	(1,354)	304	(1,128)	69
Adjustment for income tax (expense)/benefit	538	(115)	428	(26)

	(816)	189	(700)	43

Less: Reclassification adjustment for (gains)/losses included in net income	0	0	(19)	0
Adjustment for income tax expense/(benefit)	0	0	7	0

	0	0	(12)	0
Other comprehensive income, net of tax	(816)	189	(688)	43

Comprehensive income	$(663)	$681	$(1)	$1,046

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands of dollars)

	Six Months Ended June 30, 2004 and 2003
	(unaudited)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Share - holders’ Equity
	Shares	Amount
Balance, January 1, 2003	750,000	$1,500	$2,100	$17,912	$1,244	$(2,151)	$20,605
Net income				1,003			1,003
Net change in unrealized gain on securities					43		43
Cash dividends declared ($.60 per share)				(387)			(387)
Purchase of 1,000 shares of treasury stock						(37)	(37)

Balance June 30, 2003	750,000	$1,500	$2,100	$18,528	$1,287	$(2,188)	$21,227

Balance, January 1, 2004	750,000	$1,500	$2,100	$18,966	$675	$(2,762)	$20,479
Net income				687			687
Net change in unrealized gain/loss on securities					(688)		(688)
Cash dividends declared ($.60 per share)				(379)			(379)

Balance June 30, 2004	750,000	$1,500	$2,100	$19,274	$(13)	$(2,762)	$20,099

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net Income	$687	$1,003
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	685	162
Depreciation and amortization	188	177
Amortization and (accretion) on securities	151	117
(Gain)/loss on disposal of equipment	3	1
(Gain)/loss on sale of securities	(19)	0
(Gain)/loss on sale of OREO	(4)	(1)
(Increase)/decrease in accrued interest receivable	27	36
(Increase)/decrease in other assets	(289)	(6)
Increase/(decrease) in other liabilities	347	235

Cash provided by operating activities	1,776	1,724

Cash flows from investing activities:
Principal payments, available for sale securities	1,705	2,607
Proceeds from sales of available for sale securities	1,041	134
Proceeds from maturities and calls, available for sale securities	7,810	6,015
Purchases of available for sale securities	(6,403)	(11,854)
Purchases of premises and equipment	(812)	(89)
(Increase)/decrease in loans	(7,488)	(7,455)
Purchase of real estate	(105)	0
Proceeds from sale of other real estate owned	75	20

Cash used in investing activities	(4,177)	(10,622)

Cash flows from financing activities:
Cash dividends paid	(379)	(387)
Acquisition of treasury stock	0	(37)
Increase/(decrease) in short-term borrowing	(4,654)	116
Acquisition of long-term borrowing	3,100	3,000
Repayment of long-term borrowing	(1,003)	(651)
Increase/(decrease) in time deposits	1,069	3,248
Increase/(decrease) in other deposits	3,667	7,390

Cash provided by financing activities	1,800	12,679

Net increase/(decrease) in cash and cash equivalents	(601)	3,781
Cash and cash equivalents at beginning of period	5,952	4,789

Cash and cash equivalents at end of period	$5,351	$8,570

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,504	$1,681
Income taxes	$314	$498
Supplemental Schedule of Noncash Investing and Financing Activities:
Other real estate and other assets acquired in settlement of loans	$83	$19

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

The condensed consolidated statements contained herein include the accounts of Citizens Financial Corp. and its wholly-owned subsidiaries Citizens National Bank (“the bank”) and Citizens Financial Services, LLC. All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens’ 2003 Annual Report to Shareholders and Form 10-K.

NOTE 2 - RECLASSIFICATIONS

Certain accounts in the condensed consolidated financial statements for 2003, as previously presented, have been reclassified to conform with current year classifications.

NOTE 3 - SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2004 and December 31, 2003 are summarized as follows (in thousands):

	June 30, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
	(Unaudited)
Available for sale:
U.S. Government agencies and corporations	$33,700	$311	$271	$33,740
Mortgage backed securities - U.S. Government agencies and corporations	7,690	5	160	7,535
Corporate debt securities	3,612	49	45	3,616
Tax exempt state and political subdivisions	8,700	143	54	8,789
Federal Reserve Bank stock	108	0	0	108
Federal Home Loan Bank stock	894	0	0	894

Total securities available for sale	$54,704	$508	$530	$54,682

	December 31, 2003*
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
	*
Available for sale:
U.S. Government agencies and corporations	$32,743	$732	$43	$33,432
Mortgage-backed securities - U.S. Government agencies and corporations	9,454	29	64	9,419
Corporate debt securities	6,840	136	18	6,958
Tax exempt state and political subdivisions	8,990	320	3	9,307
Federal Reserve Bank stock	108	0	0	108
Federal Home Loan Bank stock	853	0	0	853

Total securities available for sale	$58,988	$1,217	$128	$60,077

Provided below is a summary of securities available for sale which were in an unrealized loss position at June 30, 2004. None of these securities has been in a continuous loss position for twelve months or more. We believe the deterioration in value is attributable to changes in market interest rates and not the credit quality of the issuer. Management intends, and has the ability, to hold these securities until maturity at which time the full value is expected to be recovered.

	Securities Available for Sale
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$13,257	$271	$0	$0	$13,257	$271
Mortgage backed securities - U.S. Government agencies and corporations	6,819	160	0	0	6,819	160
Federal Reserve Bank stock	0	0	0	0	0	0
Federal Home Loan Bank stock	0	0	0	0	0	0
Corporate debt securities	2,068	45	0	0	2,068	45
Tax exempt state and political subdivisions	2,379	54	0	0	2,379	54

Total securities available for sale	$24,523	$530	$0	$0	$24,523	$530

The maturities, amortized cost and estimated fair values of the bank’s securities at June 30, 2004 are summarized as follows (in thousands):

	Available for sale
	Amortized Cost	Estimated Fair Value
Due within 1 year	$12,164	$12,268
Due after 1 but within 5 years	40,305	40,175
Due after 5 but within 10 years	1,233	1,237
Due after 10 years	0	0
Equity securities	1,002	1,002

	$54,704	$54,682

Mortgage backed securities have remaining contractual maturities ranging from 2.5 years to 12 years and are reflected in the maturity distribution schedule shown above based on their anticipated average life to maturity, which ranges from 1.05 to 4.75 years. The company’s equity securities are required to be held for membership in the Federal Reserve and Federal Home Loan Bank and are shown at cost since they may only be sold to the respective issuer or another member at par.

The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the six month periods ended June 30, 2004 and 2003 are as follows (in thousands):

	Proceeds From			Gross Realized
	Sales	Calls and Maturities	Principal Payments	Gains	Losses
June 30, 2004:
Securities available for sale	$1,041	$7,810	$1,705	$19	$0

June 30, 2003:
Securities available for sale	$134	$6,015	$2,607	$0	$0

At June 30, 2004 and December 31, 2003 securities with an amortized cost of $26,625,000 and $27,063,000, respectively, with estimated fair values of $26,772,000 and $27,920,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

At June 30, 2004, the company had a concentration within its corporate debt securities classification which included obligations of financial services industry companies with global operations having an approximate amortized cost of $2,322,000 and an estimated fair value of $2,329,000. There were no concentrations with any one issuer.

*	From audited financial statements.

NOTE 4 - LOANS

Total loans are summarized as follows (in thousands):

	June 30, 2004	December 31, 2003
	(Unaudited)	*
Commercial, financial and agricultural	$25,672	$25,417
Real estate - construction	7,427	5,963
Real estate - mortgage	94,181	89,111
Installment loans	12,131	12,396
Other	2,918	2,868

Total loans	142,329	135,755
Net deferred loan origination costs fees and costs	(44)	(48)

Total loans net of unearned income and net deferred loan origination fee and costs	142,285	135,707
Less allowance for loan losses	1,170	1,396

Loans, net	$141,115	$134,311

*	From audited financial statements

At June 30, 2004 our recorded investment in impaired loans was $377,000. The valuation allowance assigned to these loans totaled $130,000. Our average investment in the impaired loans was $452,000 during the quarter. The amount of interest income recorded on them in the second quarter was $3,000 while the amount of interest collected was $5,000.

No loans were identified as impaired at December 31, 2003.

Loans in a nonaccrual status were $259,000 and $16,000 at June 30, 2004 and December 31, 2003, respectively.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Analyses of the allowance for loan losses are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Balance at beginning of period	$1,474	$1,449	$1,396	$1,386

Loans charged off:
Commercial and industrial	935	5	935	5
Real estate - mortgage	0	0	0	0
Consumer and other	9	84	29	123

Total	944	89	964	128

Recoveries:
Commercial and industrial	42	0	44	20
Real estate - mortgage	0	0	0	0
Consumer and other	3	3	9	4

Total recoveries	45	3	53	24

Net losses	899	86	911	104
Provision for loan losses	595	81	685	162

Balance at end of period	$1,170	$1,444	$1,170	$1,444

NOTE 6 - DEPOSITS

The following is a summary of interest bearing deposits by type (in thousands):

	June 30, 2004	December 31, 2003
	(Unaudited)	*
Interest bearing checking	$32,724	$27,355
Money market accounts	7,123	8,690
Savings accounts	28,416	27,360
Certificates of deposit under $100,000	48,538	48,063
Certificates of deposit of $100,000 or more	27,163	26,569

Total	$143,964	$138,037

*	From audited financial statements

NOTE 7 - BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase (repurchase agreements) and, when required, overnight advances under a line of credit with the Federal Home Loan Bank of Pittsburgh (FHLB). Overnight advances outstanding at June 30, 2004 were $3,092,000 while $3,000,000 was outstanding at December 31, 2003.

Long-term borrowings are also obtained from the FHLB but are used to finance specific lending activities.

NOTE 8 - EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost of our pension and other benefit plans are presented below (in thousands):

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$32	$58	$14	$12
Interest cost	83	162	16	17
Expected return on plan assets	(116)	(243)	0	0
Amortization of prior service cost	(6)	(27)	10	10
Amortization of net (gain) loss	5	0	(1)	(2)

Net periodic (benefit) cost	$(2)	$(50)	$39	$37

We do not expect to make any contributions to our pension plan or other postretirement plans in 2004.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The company is not aware of any commitments or contingencies which may reasonably be expected to have a material impact on operating results, liquidity or capital resources. Known commitments and contingencies include the maintenance of reserve balances with the Federal Reserve, various legal actions arising in the normal course of business and commitments to extend credit.

NOTE 10 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

Financial instruments whose contract amounts represent credit risk (in thousands)	June 30, 2004	December 31, 2003
	(unaudited)	*
Commitments to extend credit	$25,458	$29,974
Standby letters of credit	540	239

Total	$25,998	$30,213

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

NOTE 11 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the six months ended June 30, 2004 and 2003 the weighted average number of shares were 631,378 and 646,085, respectively. The weighted average number of shares outstanding during the three month periods then ended were 631,378 and 645,831. During the periods ended June 30, 2004 and 2003 the company did not have any dilutive securities.

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

DESCRIPTION OF BUSINESS

We are a $211 million, one-bank holding company which provides loan, deposit, trust, brokerage and other banking and banking related services to customers in northcentral and eastern West Virginia and nearby areas through the six branch offices of our wholly-owned subsidiary bank.

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

OVERVIEW

Our business emphasis throughout the first half of 2004 was focused on making our products and services more accessible to customers in our market area. We successfully opened a new, full service branch facility in Marlinton, West Virginia; expanded our existing Petersburg facility; and installed two off-premise ATMs. In addition, work to establish internet banking continues to progress and we hope to begin offering this service in September or October of this year. We continue to believe that initiatives such as these, together with our wide selection of products and services and our commitment to superior customer service, will allow us to develop more complete customer relationships and improve our market share.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the first half of 2004 was $687,000 while income for the second quarter totaled $153,000. These figures are down considerably from $1,003,000 and $492,000 in the same periods last year due to unusually high net charge offs following the failure of a commercial lending relationship. The effects of this charge off can also be seen in lower earnings per share of $1.09 for the six months compared to $1.55 at June of 2003 and return on average assets of .66% verses 1.09%.

Although we take every prudent measure to protect against such occurrences, the risk of loan losses is inherent in the banking industry and we believe our performance for the remainder of 2004 will return to more typical levels. Additional details concerning this loan loss, as well as other factors impacting our results of operations, are discussed in the following sections of this report.

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

Through the first six months of 2004 net interest income totaled $4,167,000 compared to $4,063,000 in the same period of last year. On a tax-equivalent basis these totals were $4,284,000 and $4,201,000, respectively. For the second quarter net interest income of $2,057,000 was nearly unchanged from last year.

These results are driven by rising levels of interest earning assets and interest bearing liabilities being largely offset by lower yields. Average earning assets for the first half of 2004 were $196,555,000 compared to $175,046,000 in the first half of 2003. The yield on these assets, however, fell 78 basis points to 5.89% with the result that total interest income decreased by $29,000 to $5,651,000. Similarly, average interest bearing liabilities also increased by approximately $20,000,000 but because the rate paid on them was just 1.80% total interest expense fell from $1,617,000 to $1,484,000. Thus net interest income for the six months increased $104,000 to $4,167,000.

Net interest income is often expressed as a percentage of average earning assets and referred to as net interest margin. Because of the rise in earning assets our net interest margin for the six months of 2004 was 4.37%, down from 4.84% in the first half of 2003. Such margin compression has been common in the banking industry. The latest peer group data available for March 31, 2004, indicates the peer average margin was 4.26%.

Recently, interest rates have begun to rise which may impact future levels of net interest income. A discussion about this and other elements of interest rate risk is presented later in this report.

PROVISION FOR LOAN LOSSES

The provision for loan losses is management’s estimate of the amount which must be charged against current earnings in order to maintain the allowance for loan losses at a level considered adequate to provide for losses which are inherent in the loan portfolio. This amount is determined through quarterly evaluations of the loan portfolio.

During the second quarter of this year we experienced one large charge-off. As a result, the provision made during the quarter was unusually large at $595,000 bringing the total provision for the year to $685,000. This compares with $81,000 in the second quarter and $162,000 for the first half of 2003. This large provision was the primary cause of our lower 2004 earnings.

Additional details concerning this loss, as well as factors we consider in analyzing the allowance for loan losses and establishing the provision for loan losses, are discussed in the Allowance for Loan Losses section of this report.

NONINTEREST INCOME

Noninterest income, which includes all revenues other than those related to earning assets, increased from $300,000 in the second quarter of 2003 to $338,000 in the second quarter this year. For the full six month period noninterest income increased from $629,000 last year to $645,000 this year.

Service fees, which make up over half of our noninterest income, improved in both the first and second quarters of 2004 due to the addition of two ATMs and the continuing growth of our deposit base which has resulted in higher fees for overdrafts, minimum balance requirements and checkbook charges.

Trust income is another significant source of noninterest income. It can, however, fluctuate due to the settlement of estates or lack thereof. Because of a large estate that was settled in early 2003, trust income year to date is down significantly from $133,000 to $71,000. However, second quarter income was comparable to last year and we expect the full year income to approximate $200,000.

In recent years we have attempted to improve noninterest income by offering two nontraditional banking products; brokerage services and fixed rate secondary market mortgages. Our brokerage income has improved from $9,000 to $30,000 this year as we were without a licensed broker in early 2003. Mortgage income, however, has fallen from $52,000 to $28,000 as higher mortgage rates and the refinancing boom of recent years have resulted in fewer mortgages being written. Higher interest rates could cause this trend to continue.

Other noninterest income has improved due to increases in the cash surrender value of insurance contracts used to fund certain retirement benefits and a one time gain on the sale of real estate of $8,000. We also benefited in 2004 from another one time occurrence; $19,000 from gains on the sale of securities.

In general, our level of noninterest income will continue to be primarily determined by our rate of deposit growth and the success of our trust, brokerage and mortgage operations.

NONINTEREST EXPENSE

Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Noninterest expense for the second quarter of the year increased $80,000 to $1,625,000 while the year-to-date increase of $221,000 brings total noninterest expense to $3,249,000. These increases were expected as total noninterest expense for the first half of the year was budgeted at $3,355,000.

Personnel costs account for the majority of our noninterest expense and have risen by $50,000 for the quarter and $84,000 for the year to date. These increases reflect higher salary levels as well as higher pension and retirement plan costs. Salaries have risen $103,000 year to date and $47,000 for the quarter due to annual increases and the addition of staff needed for branch operations and information technology positions. While our pension plan remains overfunded and actually generates a benefit rather than a cost each year, a rising pension obligation and lower return on plan assets have reduced the amount of this benefit significantly in 2004. Through June 30 this has had the effect of increasing expense by approximately $47,000. To some extent these costs have been offset by lower group medical costs and an increase in the deferral of certain loan origination costs. Together these total $113,000 so far this year. However, our group medical program is self funded and our ultimate cost is largely dependent on the health claims we experience during the year.

As expected, the expansion of our branch network has caused our occupancy and equipment expense to increase. Data processing expense has risen $14,000 for the quarter and $31,000 for the year due to upgrades in several of our third party processors’ services as well as the installation of two new ATMs. And other noninterest expense, although stable during the second quarter, is up $50,000 for the year due to the purchase of various items related to our branch expansion, higher costs for off the shelf software products and costs of approximately $26,000 related to holding and selling foreclosed properties. Other components of noninterest expense, such as directors’ fees and professional services have not changed materially.

INCOME TAXES

Our provision for income tax expense includes both state and federal taxes. Due to our higher level of loan charge offs, income tax expense has fallen significantly in 2004 to $22,000 for the quarter and $191,000 for the year to date. This compares with $238,000 and $499,000, respectively, last year.

FINANCIAL CONDITION

SUMMARY

We have continued to experience balance sheet growth, and in particular loan growth, throughout the first half of 2004. Gross loans have increased by $6,574,000 during that time. This was funded by maturities, calls and paydowns of investment securities while certain larger loans were funded through longer term borrowings. Deposit growth also continues to provide funding although this year’s growth of $4,736,000 was offset by a decrease in short-term repurchase agreements. However, our repurchase agreements have clear seasonal patterns and are expected to increase again next winter.

Despite net loan charge-offs of $899,000 during the quarter, our asset quality remains strong. The charge-offs incurred were due to the specific business practices of one customer and do not reflect wider problems with our local economy or the loan portfolio. We believe the risk inherent in our loan portfolio has been adequately identified and our capital remains well in excess of regulatory requirements. A further discussion of our major balance sheet categories, as well as liquidity and the impact of inflation, follows.

LOAN PORTFOLIO

At $142,329,000, total loans have grown by $6,574,000, or 4.8%, since year-end. Although competition from fixed mortgage lenders remains strong, our residential mortgage portfolio, which is a variable rate portfolio, increased by nearly $3.4 million during the last six months to $61.1 million. Our commercial real estate loans, which have done very well over the last several years, also increased by $1.7 million to approximately $32.6 million. Other forms of commercial lending have remained relatively stable at $25.7 million.

Consumer lending, which faces strong competition from auto manufacturers and credit card companies, has been relatively strong dropping just $265,000 since year-end. By contrast, consumer loans fell almost $1.3 million in 2003.

Looking forward, we expect to continue to face strong competition for residential mortgage and consumer loans while commercial lending opportunities are expected to continue increasing due to the improving economy and our own geographic expansion.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents our estimate of the loss which is inherent in our loan portfolio. We maintain the allowance at a level we consider adequate to cover this loss by performing a detailed analysis of the portfolio each quarter. This analysis considers the potential loss in specifically identified loans and homogeneous pools of loans as well as other factors such as delinquency levels, historical loss experience, current and anticipated economic conditions, concentrations of credit, changes in lending policies or staff, and other factors. As noted previously, this analysis ultimately determines the amount which is expensed as provision for loan losses.

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

As discussed in our last quarterly filing, we encountered significant credit problems with one customer who ultimately declared bankruptcy during the second quarter. As a result, quarterly net charge-offs were an unusually high $899,000. Although this loss was partially identified in our previous analysis, we nonetheless made quarterly provisions for loan losses of $595,000 to raise the allowance for loan losses to $1,170,000, which we believe is adequate to cover losses which may be reasonably anticipated based on our analysis. We believe that this loss was unique to this particular customer relationship and that it in no way indicates that credit quality has lessoned or that the risk inherent in the loan portfolio has increased. Efforts to recover the loss and protect our collateral rights are ongoing. Aside from raising the loss factor we apply to our commercial loan portfolio when assessing the adequacy of the allowance, the loss is not expected to impact future earnings and we expect income to return to more typical levels for the remainder of the year.

SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD

The bank’s securities portfolio uses funds not needed to satisfy loan demand to improve earnings while at the same time providing liquidity and balancing interest sensitivity concerns. All securities are classified as available for sale. During the first six months of 2004 the amortized cost of the securities portfolio decreased by $4,284,000 to $54,704,000 in order to fund loan growth. This decrease primarily resulted from maturities, calls and paydowns although one security was sold to improve credit quality.

Interest rates rose significantly during the first half of the year which resulted in a decrease in the fair value of our portfolio. At June 30, 2004, the estimated fair value of the portfolio was $54,682,000, $22,000 less than its amortized cost. In contrast, the fair value exceeded the amortized cost by $1,089,000 at year end. This reflects the sensitivity of fixed rate securities to changes in interest rates and not the credit quality of the securities themselves. The portfolio continues to be comprised of U.S. Agency securities, bank qualified municipal debt, government agency backed securities and investment grade corporate debt. None of our securities are considered to be permanently impaired and, since it is typically our practice to hold our securities to their maturity date, no losses are anticipated. We expect to continue our philosophy of maintaining a short-term, laddered portfolio of high quality bonds in the future and anticipate the yield on our securities will improve as interest rates rise.

While we attempt to stay fully invested in loans or securities, some involvement in overnight federal funds is expected. As of June 30, 2004, we had $3,092,000 in overnight borrowings and no overnight funds sold. Throughout the first six months of the year our average overnight borrowings were $1,019,000 while our average overnight funds sold totaled $1,416,000. These amounts change daily depending on our funding position. As these are overnight instruments, they carry relatively low interest rates and they are not considered to be either a long-term use of funds nor a long-term source of funds.

DEPOSITS AND OTHER FUNDING SOURCES

Deposits increased by $4,739,000 during the first half of 2004 to $166,285,000. This increase was centered in interest bearing products and specifically in interest bearing checking accounts which increased by more than $5.3 million. Smaller increases were observed in savings accounts and time deposits while money market accounts decreased. We believe our deposit growth is stable in nature although some variation in savings sweep accounts, which now total $9.8 million, is normal. Other large dollar deposits include jumbo CDs of $27,163,000 which have increased $594,000 this year. These deposits have become a more important source of funds in recent years and they continue to grow despite the fact that we do not market them at all. We believe this growth reflects 3 factors; customers desire for safety and preservation of principal, our expanding geographic market, and a product design that allows customers to add funds to their CDs. This last factor has been well received by our customers and, we believe, only adds to the stability of our deposit base as well as our customer relationship. We also allow our CD customers to “bump up” their rate one time during the life of the instrument which also serves as a tool to attract and retain a stable deposit base. Overall, we expect our deposit base to continue to exhibit manageable growth.

In addition to deposits, we use several types of borrowings to fund our assets. The largest of these is repurchase agreements which we maintain with several local businesses and governmental units. Total repurchase agreements were $14.3 million at June 30 compared to $19.1 million at year-end. This decrease reflects the seasonal operating nature of one of our repurchase customers. Aside from this seasonality, repurchase agreements have been a stable source of funds in recent years. We are pleased to offer this service to customers in our area and expect repurchase agreements to continue to play an important role in our funding program.

Our long-term borrowings increased by $2,096,000 in the first half of 2004 as we acquired an additional $3 million in order to fund a commercial loan. These borrowings, which are entirely used to fund specific larger loans, carry repayment terms such that the cash flow is similar to that of the corresponding loan. With commercial lending gaining in importance, we expect to continue to utilize this type of funding in the future. For this reason, we have established adequate borrowing agreements with several correspondents.

CAPITAL RESOURCES

At $20,099,000, or 9.5% of total assets, our capital base remains strong despite decreasing by $380,000 since year-end. The reasons for this decrease, which are illustrated in the statement of changes in shareholders equity, include our lower than usual earnings, the change in the fair value of our available for sale securities portfolio, and the planned payment of dividends.

As a banking company, we are held to several minimum capital ratios established by bank regulatory authorities. As shown in the table below, we continue to exceed all of these requirements:

Minimum Capital Standard Ratios

	Citizens Financial Corp.	Regulatory Requirements
Total capital to risk weighted assets	14.31%	8.00%
Tier I capital to risk weighted assets	13.52%	4.00%
Tier I capital to adjusted total assets	9.47%	4.00%

We are not aware of any items which are expected to materially impair or alter our capital in the future. Projections for the next twelve months indicate book capital is expected to continue to approximate 9.5% of total assets while our regulatory capital ratios are all expected to show small increases.

LIQUIDITY

The objective of our liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of customers, the credit needs of borrowers, and to provide for other operational needs. Liquidity is provided by various sources including unpledged investment securities, federal funds sold, loan repayments, a stable and growing deposit base and, when necessary, external borrowings.

We monitor liquidity on a continuous basis and prepare formal liquidity forecasts quarterly utilizing projected balance sheet levels over the next twelve months. Loans, and other uses of funds, are segregated into those that are expected to provide liquidity and those that aren’t. Deposits and other sources of funds are segregated into those which are reliable, and not likely to reduce liquidity, and those which are volatile and may cause a reduction in liquidity.

Based on these analyses it is likely we will seek additional external funding over the next twelve months primarily to fund commercial loan growth. Ample funding sources, including the Federal Home Loan Bank and other correspondent banks, are available to meet this need. We find that this is becoming a common situation in banks like Citizens and do not believe funding larger loans in this manner presents any undue risk to earnings, capital, shareholders or others.

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

The bank uses several techniques to monitor and control interest rate risk. Gap analysis measures the amount of interest earning assets and interest bearing liabilities that could reprice in a given time period. When more assets could reprice the gap is said to be positive. This is normally beneficial when interest rates rise. When more liabilities can reprice, the gap is negative which is usually good as interest rates fall. Normally, the size of the gap is expressed as a percent of total assets.

At June 30, 2004, our gap over the next twelve months was 2.34% of total assets. This is well below our +/- 10% guideline and indicates the bank is well positioned from an interest rate risk standpoint particularly with interest rates now beginning to rise from historically low levels.

Gap theory, however, requires that a number of assumptions be made, including the assumption that interest rates on all of our products change at the same time and by the same amount. Because this is not usually true, we also employ rate shock analysis and simulation modeling to monitor and control interest rate risk.

Rate shock tests project net interest income given an immediate and sustained change applied to all interest sensitive assets and liabilities. Although this implies some of the same weaknesses as gap, rate shock tests do help define boundaries of interest rate risk. Typically, we conduct rate shock tests on a quarterly basis assuming rates change by +/- 100, 200 and 300 basis points. Some of our products now have rates that cannot decrease by as much as 100, 200 or 300 basis points. However, the rising rate shocks, which seem more realistic in this environment, all indicate our exposure to interest rate risk is quite low. For example, an immediate increase in rates of 300 basis points is projected to have just a 4.4%, or $367,000, impact on net interest income.

Under simulation modeling we attempt to measure interest rate risk under several scenarios including those we feel are most likely to occur. Currently, most forecasters believe interest rates may be increased several times over the next twelve months. Should this occur, our models indicate the impact on our net interest income should be minimal. Ultimately, our ability to control interest rates on those deposit products which can reprice at any time, such as savings accounts, is the most significant factor in managing our interest rate risk.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings :

As of June 30, 2004 Citizens Financial Corp. was not involved in any material legal proceedings. We are, however, involved in various legal proceedings which occur in the normal course of business. After consultation with legal counsel, management believes that all such litigation will be resolved without materially affecting our financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against Citizens Financial Corp. or any of its subsidiaries.

Item 2. Changes in Securities: None.

Item 3. Defaults upon Senior Securities: None.

Item 4. Submission of Matters to a Vote of Security Holders:

The annual meeting of shareholders of Citizens Financial Corp. was held on April 17, 2004. The shareholders determined that the maximum number of directors would be fixed at ten and that directors Brown, Campbell and Schoonover will serve three year terms ending in April, 2007. Each of these directors was unopposed.

In addition to the foregoing nominees, the following six (6) persons presently are serving as members of the Board of Directors, for terms to expire in the year indicated for each member: Robert N. Alday (2006); Max L. Armentrout (2005); John F. Harris (2005); Cyrus K. Kump (2006); L. T. Williams (2005); and John A. Yeager (2006). Director Raymond L. Fair, whose term was to expire in 2005, passed away on June 17, 2004. A successor to Mr. Fair has not yet been named.

Item 5. Other Information: None.

Item 6. Exhibits and Reports on Form 8-K:

(a)	Exhibits: The following exhibits are filed with this report:

Exhibit No.	Description of Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b)	Reports on Form 8-K: On April 14, 2004 we reported our first quarter 2004 earnings and related financial data under Item 12 of Form 8-K.

In addition, on April 19, 2004, we reported under Item 4 of Form 8-K that we were replacing our certifying accountants, Arnett & Foster, with the firm of Yount, Hyde and Barbour. Arnett and Foster’s response to this was similarly filed on April 20, 2004.

On May 13, 2004 we reported our first quarter 2004 results of operations and financial condition, quarterly report to shareholders, under Item 12 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS FINANCIAL CORP.

Date: 8/12/04	/s/ Robert J. Schoonover
Robert J. Schoonover
President
Chief Executive Officer

Date: 8/12/04	/s/ Thomas K. Derbyshire
Thomas K. Derbyshire
Vice President, Treasurer and
Principal Financial Officer