Form 10-Q
period 2004-09-30
CITIZENS FINANCIAL CORP/DE/
filed 2004-11-12
CIK 764156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 11/01/04
Common Stock ($2 par value)	623,928

This report contains 32 pages.

FORM 10-Q

CITIZENS FINANCIAL CORP.

Quarter Ended September 30, 2004

INDEX

		Page No.
Part I.	Financial Information

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets September 30, 2004 and December 31, 2003	3

	Condensed Consolidated Statements of Income Three Months Ended September 30, 2004 and September 30, 2003 and Nine Months Ended September 30, 2004 and September 30, 2003	4

	Statements of Comprehensive Income Three Months Ended September 30, 2004 and September 30, 2003 and Nine Months Ended September 30, 2004 and September 30, 2003	5

	Condensed Consolidated Statements of Changes in Shareholders’ Equity Nine Months Ended September 30, 2004 and September 30, 2003	6

	Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2004 and September 30, 2003	7

	Notes to Condensed Consolidated Financial Statements	8-13

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-23

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	23-24

	Item 4. Controls and Procedures	24

Part II.	Other Information and Index to Exhibits

	Items 1 through 6	25-26

	Signatures	27

	Certification by Executive Officers Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002	28-31

PART I    ITEM I – FINANCIAL INFORMATION

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	Sept. 30, 2004	Dec. 31, 2003
	(Unaudited)	*
ASSETS

Cash and due from banks	$5,944	$5,952
Federal funds sold	350	0
Securities available for sale	52,193	60,077
Loans, less allowance for loan losses of $1,306 and $1,396, respectively	144,788	134,311
Premises and equipment	4,251	3,607
Accrued interest receivable	1,032	1,097
Other assets	4,420	4,085

Total Assets	$212,978	$209,129

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$23,668	$23,512
Interest bearing	144,463	138,037

Total deposits	168,131	161,549
Short-term borrowings	17,948	22,066
Long-term borrowings	4,825	3,403
Other liabilities	1,728	1,632

Total liabilities	192,632	188,650

Commitments and contingencies

SHAREHOLDERS’ EQUITY

Common stock, $2.00 par value, authorized 2,250,000 shares, issued 750,000 shares	1,500	1,500
Additional paid in capital	2,100	2,100
Retained earnings	19,526	18,966
Accumulated other comprehensive income	304	675
Treasury stock at cost, 126,072 and 118,622 shares, respectively	(3,084)	(2,762)

Total shareholders’ equity	20,346	20,479

Total Liabilities and Shareholders’ Equity	$212,978	$209,129

*	From audited financial statements.

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of dollars, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
INTEREST INCOME
Interest and fees on loans	$2,376	$2,268	$6,981	$6,755
Interest and dividends on securities:
Taxable	390	496	1,265	1,509
Tax-exempt	76	88	241	259
Interest on federal funds sold	9	6	15	15

Total interest income	2,851	2,858	8,502	8,538

INTEREST EXPENSE

Interest on deposits	669	703	1,966	2,143
Interest on short-term borrowings	87	65	218	185
Interest on long-term borrowings	34	29	90	86

Total interest expense	790	797	2,274	2,414

Net interest income	2,061	2,061	6,228	6,124
Provision for loan losses	150	81	835	243

Net interest income after provision for loan losses	1,911	1,980	5,393	5,881

NONINTEREST INCOME

Trust department income	49	87	120	220
Brokerage fees	15	3	45	12
Service fees	184	171	535	498
Insurance commissions	8	15	22	31
Security gains/(losses)	4	0	23	0
Secondary market loan fees	15	23	43	75
Other	105	38	237	130

Total noninterest income	380	337	1,025	966

NONINTEREST EXPENSE

Salaries and employee benefits	828	871	2,594	2,553
Net occupancy expense	64	61	192	179
Equipment rentals, depreciation and maintenance	139	102	363	307
Data processing	142	111	412	350
Director fees	54	57	167	167
Postage	49	44	131	119
Professional service fees	48	33	126	105
Stationery	40	28	122	99
Other	351	232	857	688

Total noninterest expense	1,715	1,539	4,964	4,567

Income before income taxes	576	778	1,454	2,280
Income tax expense	136	239	327	738

Net income	$440	$539	$1,127	$1,542

Basic and fully diluted earnings per common share	$.70	$.84	$1.79	$2.39

Weighted average shares outstanding	625,903	641,146	628,283	644,480
Dividends per common share	$.30	$.30	$.90	$.90

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net income	$440	$539	$1,127	$1,542
Other comprehensive income:
Gross unrealized gains/(losses) arising during the period	507	(811)	(621)	(742)
Adjustment for income tax (expense)/benefit	(192)	308	236	282

	315	(503)	(385)	(460)

Less: Reclassification adjustment for (gains)/losses included in net income	(4)	0	(23)	0
Adjustment for income tax expense/(benefit)	2	0	9	0

	(2)	0	(14)	0
Other comprehensive income, net of tax	317	(503)	(371)	(460)

Comprehensive income	$757	$36	$756	$1,082

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands of dollars)

	Nine Months Ended September 30, 2004 and 2003
	(unaudited)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Share - holders’ Equity
	Shares	Amount
Balance, January 1, 2003	750,000	$1,500	$2,100	$17,912	$1,244	$(2,151)	$20,605
Net income				1,542			1,542
Net change in unrealized gain/loss on securities					(460)		(460)
Cash dividends declared ($.90 per share)				(579)			(579)
Purchase of 7,715 shares of treasury stock						(303)	(303)

Balance September 30, 2003	750,000	$1,500	$2,100	$18,875	$784	$(2,454)	$20,805

Balance, January 1, 2004	750,000	$1,500	$2,100	$18,966	$675	$(2,762)	$20,479
Net income				1,127			1,127
Net change in unrealized gain/loss on securities					(371)		(371)
Cash dividends declared ($.90 per share)				(567)			(567)
Purchase of 7,450 shares of treasury stock						(322)	(322)

Balance September 30, 2004	750,000	$1,500	$2,100	$19,526	$304	$(3,084)	$20,346

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net Income	$1,127	$1,542
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	835	243
Depreciation and amortization	314	266
Amortization and accretion on securities	219	213
(Gain)/loss on sale on securities	(23)	0
(Gain)/loss on disposal of equipment	10	1
(Gain)/loss on sale of OREO	(44)	(1)
(Increase)/decrease in accrued interest receivable	65	(19)
(Increase)/decrease in other assets	(80)	(74)
Increase/(decrease) in other liabilities	323	223

Cash provided by operating activities	2,746	2,394

Cash flows from investing activities:
Proceeds from principal payments received on securities available for sale	2,356	4,559
Proceeds from maturities and calls of securities available for sale	13,108	10,515
Proceeds from sale of securities available for sale	2,044	134
Purchases of securities available for sale	(10,418)	(26,361)
Purchases of premises and equipment	(959)	(178)
Proceeds from sale of other real estate	214	20
Purchase of real estate	(105)	0
(Increase)/decrease in loans	(11,641)	(10,625)

Cash used in investing activities	(5,401)	(21,936)

Cash flows from financing activities:
Cash dividends paid	(567)	(579)
Acquisition of treasury stock	(322)	(303)
Increase/(decrease) in short-term borrowing	(4,118)	3,296
Proceeds from long-term borrowing	3,100	3,000
Repayment of long-term borrowing	(1,678)	(1,062)
Increase/(decrease) in time deposits	2,893	5,524
Increase/(decrease) in other deposits	3,689	9,893

Cash provided by financing activities	2,997	19,769

Net increase in cash and cash equivalents	342	227
Cash and cash equivalents at beginning of period	5,952	4,789

Cash and cash equivalents at end of period	$6,294	$5,016

Supplemental disclosure of cash flow information:
Cash payments for:
Interest on deposits and other borrowings	$2,298	$2,491
Income taxes	$379	$684
Supplemental schedule of noncash investing and financing activities:
Other real estate and other assets acquired in settlement of loans	$329	$18

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

The condensed consolidated statements contained herein include the accounts of Citizens Financial Corp. and its wholly-owned subsidiaries, Citizens National Bank (“the bank”) and Citizens Financial Services, LLC. All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens’ 2003 Annual Report to Shareholders and Form 10-K.

NOTE 2 - SIGNIFICANT NEW ACCOUNTING POLICIES

Emerging Issues Task Force Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) was issued and is effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed.

NOTE 3 - RECLASSIFICATIONS

Certain accounts in the condensed consolidated financial statements for 2003, as previously presented, have been reclassified to conform with current year classifications.

NOTE 4 - SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 2004 and December 31, 2003 are summarized as follows (in thousands):

	September 30, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
	(Unaudited)
Available for sale:
U.S. Government agencies and corporations	$31,878	$332	$60	$32,150
Mortgage backed securities- U.S. Government agencies and corporations	7,015	20	65	6,970
Corporate debt securities	3,100	19	22	3,097
Tax exempt state and political subdivisions	8,703	272	1	8,974
Federal Reserve Bank stock	108	0	0	108
Federal Home Loan Bank stock	894	0	0	894

Total securities available for sale	$51,698	$643	$148	$52,193

	December 31, 2003*
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
	*
Available for sale:
U.S. Government agencies and corporations	$32,743	$732	$43	$33,432
Mortgage-backed securities - U.S. Government agencies and corporations	9,454	29	64	9,419
Corporate debt securities	6,840	136	18	6,958
Tax exempt state and political subdivisions	8,990	320	3	9,307
Federal Reserve Bank stock	108	0	0	108
Federal Home Loan Bank stock	853	0	0	853

Total securities available for sale	$58,988	$1,217	$128	$60,077

*	From audited financial statements.

Provided below is an unaudited summary of securities available for sale which were in an unrealized loss position at September 30, 2004. These securities, which total $16,986,000, carry a total unrealized loss of $148,000, or .87%. Of these securities, $3,729,000 of mortgage backed securities issued by U.S. Government agencies and corporations with unrealized losses of $62,000 have been in a continuous loss position for the past twelve months. We believe these unrealized losses are the temporary result of changing interest rates and that the implied faith and credit of the U.S. Government which the issuers enjoy, along with our intent and ability to hold the investments to maturity, provide strong evidence that we will fully recover our investment.

Among the securities carrying unrealized losses for less than twelve months, the majority are U.S. Government agency securities backed by our nation’s full faith and credit while some corporate and municipal securities also carry unrealized losses. In each case, these corporate and municipal securities carry credit ratings of “A” or better. These features, along with our ability and intent to hold the securities to maturity, cause us to believe these unrealized losses are also the temporary result of changing interest rates.

	Securities Available for Sale
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$8,704	$60	$0	$0	$8,704	$60
Mortgage backed securities- U.S. Government agencies and corporations	1,192	3	3,729	62	4,921	65
Corporate debt securities	2,077	22	0	0	2,077	22
Tax exempt state and political subdivisions	1,284	1	0	0	1,284	1

Total securities available for sale	$13,257	$86	$3,729	$62	$16,986	$148

The maturities, amortized cost and estimated fair values of the bank’s securities at September 30, 2004 are summarized as follows (in thousands, unaudited):

	Available for sale
	Amortized Cost	Estimated Fair Value
Due within 1 year	$11,279	$11,407
Due after 1 but within 5 years	38,185	38,497
Due after 5 but within 10 years	1,232	1,287
Due after 10 years	0	0
Equity securities	1,002	1,002

	$51,698	$52,193

Mortgage backed securities have remaining contractual maturities ranging from 1 to 12 years and are reflected in the maturity distribution schedule shown above based on their anticipated average life to maturity, which ranges from 1.13 to 4.52 years. The company’s equity securities are required to be held for membership in the Federal Reserve and Federal Home Loan Bank and are shown at cost since they may only be sold to the respective issuer or another member at par.

The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the nine month periods ended September 30, 2004 and 2003 are as follows (in thousands, unaudited):

	Proceeds From			Gross Realized
	Sales	Calls and Maturities	Principal Payments	Gains	Losses
September 30, 2004:
Securities available for sale	$2,044	$13,108	$2,356	$37	$14

September 30, 2003:
Securities available for sale	$134	$10,515	$4,559	$0	$0

At September 30, 2004 and December 31, 2003 securities with an amortized cost of $26,583,000 and $27,063,000, respectively, having estimated fair values of $26,910,000 and $27,920,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

At September 30, 2004, the company had a concentration within its corporate debt securities classification which included obligations of financial services industry companies with global operations having an approximate amortized cost of $2,313,000 and an estimated fair value of $2,320,000. There were no concentrations with any one issuer.

NOTE 5 - LOANS

Total loans are summarized as follows (in thousands):

	September 30, 2004	December 31, 2003
	(Unaudited)	*
Commercial, financial and agricultural	$25,726	$25,417
Real estate - construction	8,051	5,963
Real estate - mortgage	97,993	89,111
Installment loans	11,531	12,396
Other	2,852	2,868

Total loans	146,153	135,755
Net deferred loan origination costs	(56)	(48)
Less unearned income	(3)	0

Total loans net of unearned income and net deferred loan origination costs	146,094	135,707
Less allowance for loan losses	(1,306)	(1,396)

Loans, net	$144,788	$134,311

*	From audited financial statements

At September 30, 2004 our recorded investment in impaired loans was $146,000. The valuation allowance assigned to these loans totaled $36,000. Our average investment in the impaired loans was $195,000 during the quarter. The amount of interest income recorded on them in the third quarter was $4,000 while the amount of interest collected was $5,000.

No loans were identified as impaired at December 31, 2003.

Loans in a nonaccrual status were $0 and $16,000 at September 30, 2004 and December 31, 2003, respectively.

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Analyses of the allowance for loan losses are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Balance at beginning of period	$1,170	$1,444	$1,396	$1,386

Loans charged off:
Commercial and industrial	96	124	1,031	129
Real estate - mortgage	36	0	36	0
Installment and other	37	27	66	150

Total	169	151	1,133	279

Recoveries:
Commercial and industrial	147	1	191	21
Real estate - mortgage	0	0	0	0
Installment and other	8	2	17	6

Total recoveries	155	3	208	27

Net losses	14	148	925	252
Provision for loan losses	150	81	835	243

Balance at end of period	$1,306	$1,377	$1,306	$1,377

NOTE 7 - DEPOSITS

The following is a summary of interest bearing deposits by type (in thousands):

	September 30, 2004	December 31, 2003
	(Unaudited)	*
Interest bearing checking	$32,454	$27,355
Money market accounts	7,175	8,690
Savings accounts	27,307	27,360
Certificates of deposit under $100,000	48,785	48,063
Certificates of deposit of $100,000 or more	28,742	26,569

Total	$144,463	$138,037

*	From audited financial statements

NOTE 8 - BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase (repurchase agreements) and, when required, overnight advances under a line of credit with the Federal Home Loan Bank of Pittsburgh (FHLB). Overnight advances outstanding at September 30, 2004 were $0 while $3,000,000 was outstanding at December 31, 2003.

Long-term borrowings are also obtained from the FHLB but are used to finance specific lending activities.

NOTE 9 - EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost of our pension and other benefit plans are presented below (in thousands):

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Service cost	$61	$73	$21	$18
Interest cost	156	207	25	25
Expected return on plan assets	(219)	(309)	0	0
Amortization of prior service cost	(11)	(14)	16	16
Amortization of net (gain) loss	10	0	(3)	(3)
Amortization of transition asset	0	(20)	0	0

Net periodic (benefit) cost	$(3)	$(63)	$59	$56

We do not expect to make any contributions to our pension plan or other postretirement plans in 2004.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The company is not aware of any commitments or contingencies which may reasonably be expected to have a material impact on operating results, liquidity or capital resources. Known commitments and contingencies include the maintenance of reserve balances with the Federal Reserve, various legal actions arising in the normal course of business and commitments to extend credit.

NOTE 11 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

Financial instruments whose contract amounts represent credit risk (in thousands)	Sept. 30, 2004 (unaudited)	December 31, 2003 *
Commitments to extend credit	$28,538	$29,974
Standby letters of credit	488	239

Total	$29,026	$30,213

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

NOTE 12 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the nine months ended September 30, 2004 and 2003 the weighted average number of shares were 628,283 and 644,480, respectively. The weighted average number of shares outstanding during the three month periods then ended were 625,903 and 641,146. During the periods ended September 30, 2004 and 2003 the company did not have any dilutive securities.

Part 1 Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of Citizens Financial Corp. and its subsidiaries, Citizens National Bank of Elkins, and Citizens Financial Services, LLC, for the periods indicated and should be read in conjunction with our 2003 audited financial statements and Annual Report on Form 10-K. Citizens Financial Corp. conducts no business other than the ownership of its subsidiaries. Citizens Financial Services, LLC is inactive and has no assets or liabilities. Our primary business activities are conducted through the bank. Therefore, this discussion focuses primarily on the financial condition and operations of the bank. Amounts and percentages used in this discussion have been rounded.

DESCRIPTION OF BUSINESS

We are a $213 million, one-bank holding company which provides loan, deposit, trust, brokerage and other banking and banking related services to customers in northcentral and eastern West Virginia and nearby areas through the six branch offices of our wholly-owned subsidiary bank.

FORWARD LOOKING STATEMENTS

This report contains forward looking statements which reflect our current expectations based on information available to us. These forward looking statements involve uncertainties related to the general economic conditions in our nation and other broad based issues such as interest rates and regulations as well as to other factors which may be more specific to our own operations. Examples of such factors may include our ability to attract and retain key personnel, implementing new technological systems, providing new products to meet changing customer and competitive demands, our ability to successfully manage growth strategies, controlling costs, maintaining our net interest margin, maintaining good credit quality, and others. Forward looking statements can be identified by words such as “may”, “will”, “expect”, “anticipated”, “believe”, “estimate”, “plans”, “intends”, or similar words. We do not attempt to update any forward looking statements. When provided, we intend forward looking information to assist readers in understanding anticipated future operations and we include them pursuant to applicable safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially.

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

The allowance for loan losses represents our estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, the estimated amount of losses in pools of homogeneous loans, and the effect of various economic and business factors, all of which may be subject to significant change. Due to these uncertainties, as well as the sensitivity of our financial statements to the assumptions and estimates needed to determine the allowance, we have identified the determination of the allowance for loan losses as a critical accounting estimate. As such, it could be subject to revision as new information becomes available. Should this occur, changes to the provision for loan losses, which may increase or decrease future earnings, may be necessary. A discussion of the methods we use to determine our allowance for loan losses is presented later in this report.

OVERVIEW

Our business emphasis throughout the first nine months of 2004 was focused on making our products and services more accessible to customers in our market area. We successfully opened a new, full service branch facility in Marlinton, West Virginia; expanded our existing Petersburg facility; and installed two off-premises ATMs. In addition, work to establish internet banking continues to progress and we will be offering this service in November of this year. We continue to believe that initiatives such as these, together with our wide selection of products and services and our commitment to superior customer service, will allow us to develop more complete customer relationships and improve our market share.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the first nine months of 2004 was $1,127,000 compared to $1,542,000 in the same period of 2003. This decrease is the result of higher provisions for loan losses made necessary by the failure of a commercial lending relationship as well as increases in certain operating expenses. These same factors caused income for the third quarter to fall from $539,000 in 2003 to $440,000 in 2004.

The risk of loan losses, such as we experienced this year, is inherent in the banking industry. We do, however, take every prudent measure to protect against such losses and follow established procedures to protect against them. Additional details concerning this loss, our operating expenses, and other factors impacting our results of operations, are discussed in the following sections of this report.

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

Through the first nine months of 2004 net interest income totaled $6,228,000 compared to $6,124,000 in the same period of last year, a change of just 1.7%. For the third quarter alone, net interest income was actually unchanged at $2,061,000.

This consistency is due to our balance sheet growth being offset by lower interest rates. Average earning assets during the nine month period rose by $18.1 million but because the yield on these assets fell by 61 basis points to 5.86% total interest income has remained nearly steady at $8.5 million. Interest bearing liabilities have grown by approximately $16.9 million when compared to the first nine months of 2003. A decrease in the rate paid on these liabilities of 30 basis points to 1.82%, however, produced a savings in interest expense of $140,000.

The decreases in the interest rates applicable to both interest earning assets and interest bearing liabilities have resulted from changes occurring in the larger economic environment. For several years our economy lacked significant growth and short-term rates, which have a major impact on our pricing, were until recently trending downward. Because we already enjoyed a low cost of funds, the rates applicable to our interest bearing liabilities did not drop as much as those on our earning assets. For this reason our net interest margin, which has historically been very high, has fallen from 4.71% in the first nine months of 2003 to 4.32% in the first nine months of this year; a level which is still slightly in excess of peer group averages. This type of margin compression has been very common in the banking industry in recent years. The current trend toward higher interest rates may change this situation. A discussion of our interest rate risk and how changing interest rates may impact our income is presented later in this report under the section entitled “Quantitative and Qualitative Disclosures About Market Risk”.

PROVISION FOR LOAN LOSSES

The provision for loan losses is management’s estimate of the amount which must be charged against current earnings in order to maintain the allowance for loan losses at a level considered adequate to provide for losses which are inherent in the loan portfolio. This amount is determined through quarterly evaluations of the loan portfolio.

Provisions made during the third quarter of 2004 totaled $150,000 compared to $81,000 in the third quarter of last year. This brings the year-to-date 2004 provision to $835,000, an unusually large number due to the charge-offs related to a commercial loan relationship. By comparison the total provision through September, 2003 was $243,000. This higher provision is a major cause of our lower 2004 earnings.

Additional details concerning this particular loss, as well as the factors we consider in analyzing the allowance for loan losses and establishing the provision for loan losses, are discussed in the Allowance for Loan Losses section of this report.

NONINTEREST INCOME

Noninterest income, which includes all revenues other than those related to earning assets, increased from $337,000 in the third quarter of 2003 to $380,000 in the third quarter this year. For the full nine month period noninterest income is up $59,000 to $1,025,000.

Service fees are the largest component of our noninterest income. These fees increased by $13,000 to $184,000 in the third quarter and by $37,000 to $535,000 for the year-to-date. Both increases are largely the result of our growing deposit base which causes fees such as overdraft fees and minimum balance fees to increase. The most significant rise, however, was ATM fees which were up $7,000 for the quarter and $16,000 for the year-to-date largely as the result of the installation of two new ATMs this year.

Other noninterest income has also improved. For the third quarter, other noninterest income was up $67,000 while the full nine month total rose by $107,000. In both cases the increase is largely due to increases in the cash surrender value of insurance contracts used to fund certain retirement benefits and gains from the sale of foreclosed properties. The gains from foreclosure sales totaled $42,000 in the third quarter and $50,000 for the full nine months.

Trust income is another significant source of noninterest income. However, due to the lack of estate settlement fees, trust income was down by $38,000 in the third quarter and $100,000 year-to-date. With total trust income through September 30, 2004 of $120,000 we believe our full year total may still approach $180,000.

In recent years we have attempted to improve noninterest income by offering two nontraditional banking products; brokerage services and fixed rate secondary market mortgages. Our brokerage income has improved from $12,000 to $45,000 this year as we were without a licensed broker in early 2003. Unfortunately, we again found ourselves without a broker for part of the third quarter this year. Our current broker, however, has close ties to the local community and we believe we will now be able to successfully expand our brokerage program throughout our branch network. While this should result in higher levels of brokerage income in the future, our mortgage income has fallen because higher interest rates and the recent refinancing boom have resulted in fewer mortgages being written. Total mortgage income of $43,000 for the year-to-date and $15,000 for the third quarter are down $32,000 and $8,000, respectively. Rising interest rates could cause this trend to continue.

The remaining components of noninterest income, insurance commissions and security gains/(losses), are relatively minor. Most insurance commission income is from the sale of title insurance while gains and losses on securities, although totaling $23,000 through September, are uncommon as we typically hold our investment securities until they mature.

In general, our level of noninterest income will continue to be primarily determined by our rate of deposit growth and the success of our trust, brokerage and mortgage operations.

NONINTEREST EXPENSE

Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Total noninterest expense for the third quarter was $1,715,000 compared to $1,539,000 in the third quarter of last year while year-to-date totals are $4,964,000 for 2004 and $4,567,000 in 2003. While these increases are significant they were not unexpected. Our budgeted levels of noninterest expense were $1,714,000 for the quarter and $5,069,000 for the full nine month period.

Most of the increase in noninterest expense has occurred in the category of other noninterest expense which rose $119,000 for the quarter and $169,000 year-to-date. This rather significant increase may be traced to several things including the purchase, installation and ongoing maintenance of several new off the shelf data processing programs, increased marketing and contribution costs, higher telecommunications costs, and expenses related to the foreclosure, upkeep and sale of foreclosed properties. Although some of these fees, particularly those related to software products and foreclosed properties, are nonrecurring, it is likely these costs will continue to exceed previous levels.

The expansion of our branch network has caused increases in occupancy and equipment costs with higher depreciation and maintenance expense. In addition, because we vacated our Foodland office when we opened our new Marlinton facility in September, we wrote off approximately $24,000 of leasehold improvements. This also contributed to higher equipment costs during the quarter. With this expansion we have also seen an increase in our customer base leading to higher postage and stationery costs. Data processing expense, meanwhile, increased by $31,000 for the quarter and $62,000 for the full nine months. This is the result of several upgrades to our third party processor’s products, some related to our upcoming internet banking service, as well as higher fees resulting from adding two new ATMs to our system.

While these costs increased, our largest noninterest expense, personnel costs, decreased during the quarter by $43,000 and shows a year-to-date increase of just $41,000, or 1.6%. In both cases this is primarily due to lower costs associated with our self-funded group medical plan. As a result of lower medical claims, this cost fell by $68,000 in the third quarter bringing the year-to-date savings to $87,000. The deferral of personnel costs involved in making loans has also helped to control personnel expense this year. Actual salary costs, however, have risen $127,000, or 6.4%, through September due to annual increases and the need to staff branch locations while pension costs have increased by $58,000 reflecting a rising pension obligation as well as lower returns on plan assets.

Changes in other components of noninterest expense, such as directors fees and professional fees, have not been material although professional fees have risen partly in response to the commercial loan charge-off noted earlier.

Future levels of noninterest expense may also rise due to continuing technological changes and the need to comply with Section 404 of the Sarbanes Oxley Act in 2005. That Act requires management to report on the effectiveness of our internal control over financial reporting. Issuing such a report will require significant study and testing of controls and will involve the use of third party experts.

INCOME TAXES

Our provision for income tax expense includes both federal and state income taxes. Due to our higher level of loan charge offs, income tax expense has fallen significantly in 2004 to $136,000 for the quarter and $327,000 for the year-to-date. This compares with $239,000 and $738,000, respectively, last year.

FINANCIAL CONDITION

SUMMARY

Although total assets have grown by just $3,849,000 since year-end to $212,978,000, we have experienced over $10.3 million in loan growth and $6.5 million in deposit growth in 2004. Decreases in borrowed funds, including seasonal changes in repurchase agreements, have caused us to fund much of our loan growth with maturing investment securities. Capital has changed little standing at 9.6% of assets.

Net charge-offs for the year of $925,000 are unusually high and primarily reflect charge-offs related to one particular customer rather than wider problems within our loan portfolio or our local economy. We believe the risk inherent in our loan portfolio has been adequately identified through our allowance for loan losses. The following sections of this report provide a further discussion of our major balance sheet categories as well as liquidity and the impact of inflation.

LOAN PORTFOLIO

As of September 30, 2004, gross loans totaled $146,153,000 which is $10,398,000 more than at year-end 2003. This is an increase of 7.7%. We are pleased with this growth and with the level of loan demand we are experiencing. However, competitive forces remain strong. This is especially true in the case of residential mortgage lending where many banks and mortgage finance companies continue to offer long-term fixed rate loans at attractive rates, and in the area of consumer lending where auto financers offer a variety of terms, incentives and interest rates favored by borrowers.

Despite these competitive factors, our residential mortgage portfolio has increased by approximately $3.6 million since year-end to $54,582,000 and our consumer portfolio has fallen by just $865,000 to $11.5 million. We believe our success in these areas is due to our service philosophy and to the fact that borrowers know who we are and who to ask when they have questions about their loans. Further, in the event customers do want long-term, fixed rate mortgages, we do offer services to meet those needs. We have also found that established customers value home equity loans as a means of meeting a variety of financing needs. These loans have increased by $1.4 million this year to $8.1 million.

Our strongest loan demand, however, has come from commercial businesses. A great deal of our commercial loans are secured by real property. As of the report date these loans totaled $34.9 million compared to $30.9 million at December 31, 2003. In addition to this, commercial loans not secured by real property total $25.7 million, just slightly higher than at year-end.

We expect these trends to continue in the foreseeable future and, due to the increasing importance of commercial lending, we will be adding a credit analyst to our staff. This should not only improve operating efficiency but also improve our credit decision process and result in reduced credit risk.

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

Potential losses for loans not specifically analyzed are quantified by applying historical loss factors to pools of loans. Separate pools, and separate loss factors, are used for each of our major loan portfolios. We may assign additional loss exposure for changes in economic conditions, trends in past due loans, changes in lending policies or staff, concentrations of credit, unused lines or letters of credit and other factors. Finally, because these methods carry inherent imprecision and subjectivity, we may establish an additional reserve for losses that are likely to exist at the evaluation date but may not have been quantified by the specific, pooled, or other analyses. These estimated losses are then aggregated and the allowance for loan losses is adjusted as necessary through a provision for loan losses.

As of September 30, 2004, the total allowance of $1,306,000 included estimated losses associated with loans that were specifically analyzed of $89,000, a pooled loss estimate of $502,000 and losses attributable to other factors of $715,000 which includes $333,000 assigned to concentrations of credit in the auto, lumber, and hotel/motel industries.

Year-to-date charge-offs total $1,133,000, mostly due to the bankruptcy of one customer as discussed in earlier filings. Recoveries of $208,000 for the year were significantly boosted by the successful conclusion of litigation following a 1999 charge-off. This recovery, which occurred during the third quarter, totaled $114,000 bringing the matter to a close.

We believe the losses we incurred this year were unique to one particular customer relationship and in no way indicates that credit quality has lessened or that the risk inherent in the loan portfolio has increased and that our allowance for loan losses is fairly stated.

SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD

The bank’s securities portfolio uses funds not needed to satisfy loan demand to improve earnings while at the same time providing liquidity, balancing interest sensitivity concerns and satisfying pledging requirements. All securities are classified as available for sale. During the first nine months of 2004 the amortized cost of the securities portfolio decreased by $7,290,000 to $51,698,000 in order to fund loan growth. This decrease primarily resulted from maturities, calls and paydowns.

The portfolio continues to be comprised of U.S. Agency securities, bank qualified municipal debt, government agency backed mortgage securities and investment grade corporate debt. None of our securities are considered to be permanently impaired and, as of the report date, the fair value of the portfolio exceeded its amortized cost by $495,000. Since it is typically our practice to hold our securities to their maturity date, no losses are anticipated. We expect to continue our philosophy of maintaining a short-term, laddered portfolio of high quality bonds in the future.

Although yields on investment securities have improved in recent months, they remain quite low by historical standards. As a result, we continue to keep the average life of the portfolio short at 2.31 years as a means of managing risk should rates continue to rise. The average yield on our investment portfolio for the nine months ended September 30, 2004 was 3.95%. We expect this yield to improve as interest rates rise.

While we attempt to stay fully invested in loans or securities, some involvement in overnight federal funds is expected. As of September 30, 2004, we had $350,000 of overnight funds sold and no overnight borrowings. Throughout the first nine months of the year our average overnight funds sold totaled $1,779,000 while our average overnight borrowings were $802,000. These amounts change daily depending on our funding position and liquidity needs. As these are overnight instruments, they carry relatively low interest rates and they are not considered to be either a long-term use of funds nor a long-term source of funds.

DEPOSITS AND OTHER FUNDING SOURCES

Through the first nine months of the year deposits rose by $6,582,000 to $168,131,000. Nearly all of this growth occurred in interest bearing deposits, especially interest bearing checking accounts and jumbo CDs which are up $5.1 million and $2.2 million, respectively. The growth in jumbo CDs, which now total $28,763,000, is a continuation of a trend we have observed for several years. Such large dollar deposits have become an important source of funds for many community banks in recent years. We do not, however, market these products in any way nor do we accept out of area deposits or brokered deposits. Our jumbo CDs are local deposits which have proven to be quite stable.

We believe the growth and stability of our jumbo CDs is due to 3 factors: customers desire for safety and preservation of principal, our expanding geographic market, and a product design that allows customers to add funds to their Cds. This last factor has been well received by our customers and clearly adds to the stability of our deposit base as well as our customer relationships. We also allow our CD customers to “bump up” their rate once during the life of the instrument which also serves as a tool to attract and retain a stable deposit base. We expect our deposit base to continue to grow at a manageable rate in the future.

While our deposit growth has been strong, we also utilize several types of borrowings to fund our assets. Repurchase agreements with local businesses and municipalities have been an important funding source recently. Some of our repos are awarded on a competitive bid system so it is possible that we may not be able to retain them indefinitely. However, due to the parameters typically included in the bid requirements, we are well positioned to maintain them. Overall, despite some seasonal fluctuations, we have found our repos to be a reliable source of funds.

When appropriate, we also use long-term borrowings to fund our activities, usually specific commercial loan projects. These borrowings are structured such that their cash flow patterns are similar to the corresponding loan and to maintain an acceptable net interest spread. At September 30, 2004, our long-term borrowings totaled $4.8 million. With commercial lending gaining in importance we expect to continue to utilize this type of funding in the future and have established adequate borrowing agreements with several correspondents.

CAPITAL RESOURCES

At $20,346,000, or 9.6% of total assets, our capital base has not changed significantly since year-end and remains strong. The statement of changes in shareholders equity provides a complete analysis of our capital for the year.

As a banking company, we are held to several minimum capital ratios established by bank regulatory authorities. As shown in the table below, we continue to exceed all of these requirements:

Minimum Capital Standard Ratios

	Citizens Financial Corp.	Regulatory Requirements
Total capital to risk weighted assets	14.13%	8.00%
Tier I capital to risk weighted assets	13.26%	4.00%
Tier I capital to adjusted total assets	9.36%	4.00%

We are not aware of any items which are expected to materially impair or alter our capital in the future. Based on our most recent projections, we expect book capital to continue to exceed 9% while our regulatory capital ratios are expected to increase slightly.

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

We monitor liquidity on a continuous basis and prepare formal liquidity forecasts periodically utilizing projected balance sheet levels over the next twelve months. Loans, and other uses of funds, are segregated into those that are expected to provide liquidity and those that aren’t. Deposits and other sources of funds are segregated into those which are reliable, and not likely to reduce liquidity, and those which are volatile and may cause a reduction in liquidity.

Based on these analyses, we may seek some additional external funding over the next twelve months primarily to fund commercial loan growth. Ample funding sources, including the Federal Home Loan Bank and other correspondent banks, are available to meet this need. We find that this is becoming a common situation in banks like Citizens and do not believe funding larger loans in this manner presents any undue risk to earnings, capital, shareholders or others.

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

At September 30, 2004, our gap over the next twelve months was .01% of total assets meaning that the potential for both assets and liabilities to reprice is nearly equal and the bank is well positioned from an interest rate risk standpoint. With interest rates now beginning to rise from historically low levels our ability to control increases in the rates we pay on deposits, especially deposits such as savings accounts, will be crucial to maintaining or improving our net interest margin.

Gap theory, however, requires that a number of assumptions be made, including the assumption that interest rates on all of our products change at the same time and by the same amount. Because this is not usually true, we also employ rate shock analysis and simulation modeling to monitor and control interest rate risk.

Rate shock tests project net interest income given an immediate and sustained change applied to all interest sensitive assets and liabilities. Although this implies some of the same assumptions as gap, rate shock tests do help define boundaries of interest rate risk. Typically, we conduct rate shock tests on a quarterly basis assuming rates change by +/- 100, 200 and 300 basis points. Some of our products now have rates that cannot decrease by as much as 100, 200 or 300 basis points. However, the rising rate shocks, which seem more realistic in this environment, all indicate our exposure to interest rate risk is quite low. For example, an immediate increase in rates of 300 basis points is projected to have a 3.03% impact on net interest income over the next twelve months.

Under simulation modeling we attempt to measure interest rate risk under several scenarios including those we feel are most likely to occur. Currently, most forecasters believe interest rates may be increased several times over the next twelve months. Should this occur, our models indicate the impact on our net interest income should be minimal. As noted above, our ability to control interest rates on those deposit products which can reprice at any time, such as savings accounts, is the most significant factor in managing our interest rate risk.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings :

As of September 30, 2004 Citizens Financial Corp. was not involved in any material legal proceedings. We are, however, involved in various legal proceedings which occur in the normal course of business. After consultation with legal counsel, management believes that all such litigation will be resolved without materially affecting our financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against Citizens Financial Corp. or any of its subsidiaries.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

c. Citizens maintains a policy under which it may purchase shares of its own stock for treasury, subject to certain limitations, when the Board of Directors determines it is in the best interest of the company to do so. Such shares are purchased on the open market through independent brokers. At September 30, 2004 and December 31, 2003 the number of treasury shares was 126,072 and 118,622, respectively. The purchase of these shares has not had a material impact on either capital or liquidity. No plans currently exist regarding their use and there are no plans regarding future purchases.

The following table provides information with respect to Citizens’ purchases of its own common stock during the third quarter of the fiscal year. All such purchases were made under the general policy noted earlier and not as part of any publicly announcement plan or program.

ISSURER PURCHASES OF EQUITY SECURITIES

Period	Total Number of shares purchased	Average price paid per share	Total Number of shares purchased as part of publicly announced plans or programs	Maximum Number of shares that may yet be purchased under the plans or programs
July 1-31, 2004	0	N/A	N/A	N/A
August 1-31, 2004	5,650	$43.00	N/A	N/A
September 1-30, 2004	1,800	$44.00	N/A	N/A

Item 3. Defaults upon Senior Securities: None.

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None.

Item 6. Exhibits and Reports on Form 8-K:

(a)	Exhibits: The following exhibits are filed with this report:

Exhibit No.	Description of Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b)	Reports on Form 8-K: On July 14, 2004 we reported our second quarter 2004 earnings and related financial data under Item 12 of Form 8-K.

In addition, on August 12, 2004 we reported our second quarter 2004 results of operations and financial condition, quarterly report to shareholders, under Item 12 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS FINANCIAL CORP.

Date:	11/10/04	/s/ Robert J. Schoonover
Robert J. Schoonover
President
Chief Executive Officer

Date:	11/10/04	/s/ Thomas K. Derbyshire
Thomas K. Derbyshire
Vice President, Treasurer and
Principal Financial Officer