Form 10-K
period 2004-12-31
CITIZENS FINANCIAL CORP/DE/
filed 2005-03-11
CIK 764156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2004

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

The aggregate market value of Citizens Financial Corp. common stock, representing all of its voting stock that was held by nonaffiliates as of the last business day of Citizens most recently completed second fiscal quarter, approximated $24,042,675.

As of February 28, 2005, Citizens Financial Corp. had 750,000 shares of common stock outstanding with a par value of $2.00.

This report contains 75 pages.

CITIZENS FINANCIAL CORP.

FORM 10-K INDEX

Citizens Financial Corp.

Form 10-K, Part I

Item 1. Business

Organizational History and Subsidiaries

Citizens Financial Corp., (“Citizens” or the “company”), is a $214 million bank holding company providing retail and commercial banking services primarily in central and eastern West Virginia. Citizens was incorporated in the State of Delaware in 1986 and is the parent company and sole owner of Citizens National Bank of Elkins, (the “bank”) and Citizens Financial Services, LLC.

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

Citizens National Bank, however, provides a wide range of retail and commercial banking services including demand, savings and time deposits; residential, consumer and commercial loans; letters of credit; safe deposit and wire transfer services; and ATM, telebanking and internet banking services. In addition, the bank operates a trust department and has formed relationships which allow it to provide brokerage and financial planning services as well as fixed rate residential mortgages.

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

Commercial real estate loans consist of commercial mortgages which are generally secured by nonresidential and multifamily (five or more) residential properties. These loans are typically made to local businesses and are subject to many of the same criteria and controls as residential real estate loans. These loans do tend to be larger than residential real estate loans and usually require approval of the directors’ loan committee as a result. Because of their size and higher degree of risk, these loans are usually subject to more extensive credit analysis prior to being made, require the appraisal of the real property collateral, and are subject to periodic reviews by the bank’s loan review officer.

The commercial loan portfolio consists of loans to local businesses and are secured by liens on accounts receivable, inventory, machinery and equipment, or other business assets. If necessary, personal guarantees of the business owners, key man life insurance, and other forms of collateral are also required although business cash flow represents the primary source of repayment. These loans are subject to the risks of the borrowers industry. Such industries include auto dealerships, lumbering and lumber related businesses, various tourism and hospitality businesses, and retail and wholesale merchants. Commercial loans are typically among the largest loans made by the bank and are considered to carry a higher level of risk than smaller loans. Underwriting standards require a comprehensive credit analysis, and the appraisal of real property and significant machinery, such as lumbering equipment, held as collateral. We attempt to limit risk by diversifying the commercial loan portfolio within the constraints of our economic market and closely monitoring any concentrations of credit. Periodic credit reviews of commercial loans are performed by the loan review officer.

Consumer loans are made to individuals for the financing of household and personal needs, often the purchase of a car. In such cases, the car is typically held as collateral although the bank does grant unsecured consumer loans usually for small amounts and with significantly higher interest rates than otherwise offered. Cash flow analysis and knowledge of the financial strength and character traits of the borrower are important considerations in granting many consumer loans. When securing consumer loans with cars, the value of the car relative to the loan is a key factor and is determined by auto industry guides. Loan terms on consumer loans are typically three to six years, depending on the type of collateral. Unlike real estate and commercial loans, few consumer loans require loan committee approval or are subject to review by the loan review officer. As a result, risk is closely tied to adherence to proper underwriting procedures and the condition of the local economy.

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

Employees

As of February 28, 2005, Citizens National Bank had a staff of 98 full-time equivalent employees. The bank’s employees are not represented by any union or other collective bargaining agreement and employee relations are believed to be good. Neither Citizens Financial Corp. or Citizens Financial Services, LLC have any paid employees.

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

We maintain offices in Randolph, Tucker, Grant and Pocahontas Counties, West Virginia where a total of 28 banking offices representing 12 banks are located. As of June 30, 2004, the most recent date data is available, Citizens held 21.4% share of the $776,000,000 deposit base in those counties.

Technological advances have created new ways to serve customers and new forms of competition. In 2004 we began offering internet banking as a way of reaching customers and meeting competitive demands. Internet banking thus joins our other delivery channels which include telebanking, ATMs and in-person branch delivery.

Economic Characteristics of Citizens’ Marketplace

Citizens serves an area of northcentral and northeastern West Virginia including the counties of Randolph, Tucker, Grant and Pocahontas. This market is a largely rural, mountainous region covering approximately 2,876 square miles with a civilian labor force of 25,350.

The economy of this area typically does not experience highs or lows to the same degree as the national economy and is generally less prosperous than the nation as a whole. Major industries in the area include lumber and wood products, tourism, and poultry operations. Other major sources of employment include public schools, hospitals and other health care providers and various forms of local and state governmental services. As of December, 2004, the unemployment rate in this market was 5.9% compared to 4.7% for West Virginia and 5.1% nationwide. Average annual wages in the area approximate $25,350 which is below both state and national levels. Ongoing roadway improvements are helping to improve access to and transportation within the area and are expected to provide long-term economic benefits. However, the local economy is not expected to undergo significant changes in the short-term.

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

Item 2. Properties

We provide services from offices owned by the bank including its approximately 16,940 square foot main office located at 213 Third Street, Elkins, West Virginia. In addition, the bank owns a drive-in facility directly across from its main office on Third Street and it has owned and operated a 5,000 square foot full service branch in Parsons, West Virginia since 1984. In 1992 a branch facility was opened in Beverly, West Virginia which contains approximately 1,840 square feet. This facility, which is also owned, provides drive-in and ATM service in addition to traditional deposit and teller services. Loan services, however, are not provided at the Beverly branch. During 2000 the bank acquired and opened a full service facility in Petersburg, West Virginia. That facility was expanded in 2004 to 2,980 square feet. We also constructed a full service facility in Slatyfork, West Virginia containing 3,200 square feet in 2000. All of these facilities are fully utilized for banking purposes except the Parsons branch which leases approximately 800 square feet to a cable television company.

In January 2002, the bank opened a full-service branch located in leased space within a supermarket in Marlinton, West Virginia. In 2004, we completed the construction of a 3,500 square foot free-standing branch in Marlinton and which allowed us to exit the supermarket facility.

The bank also owns two properties which adjoin its main office for future expansion. One such building has been demolished while the other will be leased to the current tenants until such time as expansion plans are finalized. In 2004 we purchased a property adjacent to our Beverly branch as a means of both maintaining our own property value and providing for expansion needs.

Neither Citizens Financial Corp. or Citizens Financial Services, LLC, owns or leases any property. To date they have utilized the bank’s facilities and have not occupied more than a minimal amount of space. Neither company compensates the bank in any way for such usage as it is deemed to be insignificant.

Item 3. Legal Proceedings

As of December 31, 2004 Citizens Financial Corp. was not involved in any material legal proceedings. The bank is involved in various legal proceedings which occur in the normal course of business, however. After consultation with legal counsel, we believe that all such litigation will be resolved without materially affecting the company’s financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against the company or its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of Citizens Financial Corp. during the fourth quarter of 2004.

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

Citizens has only one class of stock, that being common stock, and all voting rights are vested in its holders. The shareholders of Citizens are entitled to one vote for each share of common stock owned on all matters subject to a vote of shareholders. At February 28, 2005 shareholders of record numbered approximately 480. The company has no plans to issue any other forms of capital.

Citizens maintains a policy under which it may purchase shares of its own stock for treasury, subject to certain limitations, when the Board of Directors determines it is in the best interest of the company to do so. Such shares are purchased on the open market through independent brokers. At December 31, 2004 and 2003 the number of treasury shares was 126,087 and 118,622, respectively. The purchase of these shares has not had a material impact on either capital or liquidity. No plans currently exist regarding their use and there are no plans regarding future purchases.

The following table presents the high and low market prices for Citizens’ common stock for the periods indicated.

	High	Low
First Quarter through February 28, 2005	$49.25	$45.50

2004
First Quarter	$44.00	$42.00
Second Quarter	$44.00	$41.75
Third Quarter	$47.00	$42.00
Fourth Quarter	$47.00	$45.00

2003
First Quarter	$35.10	$35.00
Second Quarter	$39.00	$35.50
Third Quarter	$41.50	$31.00
Fourth Quarter	$43.25	$40.75

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

Citizens shareholders are entitled to receive dividends when and as declared by its Board of Directors. Dividends are typically paid quarterly. Aggregate dividends were $1.55 per share in 2004 and $1.50 per share in 2003. Payment of dividends by Citizens is dependent upon payment of dividends to it by the subsidiary bank. The ability of the bank to pay dividends is subject to certain limitations imposed by national banking laws as outlined in Note 13 to the accompanying consolidated financial statements.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of shares purchased	Average price paid per share	Total Number of shares purchased as part of publicly announced plans or programs	Maximum Number of shares that may yet be purchased under the plans or programs
October 1-31, 2004	15	$47.00	N/A	N/A
November 1-30, 2004	0	N/A	N/A	N/A
December 1-31, 2004	0	N/A	N/A	N/A

Item 6. Selected Financial Data

Selected financial data for the five years ended December 31, 2004 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this report.

Citizens Financial Corp.

Selected Financial Data Five Year Summary

(in thousands of dollars, except per share data)

	2004	2003	2002	2001	2000
BALANCE SHEET DATA:
Total assets	$213,783	$209,129	$182,400	$166,819	$153,532
Securities	53,039	60,077	54,219	48,964	42,337
Loans, net	145,423	134,311	115,187	107,075	101,033
Deposits	165,301	161,549	147,741	131,752	121,519
Total shareholders’ equity	20,223	20,478	20,605	19,022	17,390

SUMMARY OF OPERATIONS:
Total interest income	$11,443	$11,415	$11,519	$11,830	$11,154
Total interest expense	3,073	3,193	3,972	4,677	4,425

Net interest income	8,370	8,222	7,547	7,153	6,729
Provision for loan losses	935	324	288	347	264

Net interest income after provision for loan losses	7,435	7,898	7,259	6,806	6,465
Noninterest income	1,393	1,292	1,353	1,131	979
Noninterest expense	6,745	6,194	5,692	5,035	4,582

Income before income taxes	2,083	2,996	2,920	2,902	2,862
Income taxes	427	984	992	997	973

Net income	$1,656	$2,012	$1,928	$1,905	$1,889

PER SHARE DATA:
Net income:	$2.63	$3.14	$2.98	$2.93	$2.90

Cash dividends	$1.55	$1.50	$1.40	$1.30	$1.20

Additional information required under Securities Act Industry Guide 3 for Bank Holding Companies follows:

Distribution of Assets, Liabilities & Shareholders’ Equity;

Interest Rates and Interest Differential

	2004			2003			2002
	Avg Bal	Interest	Yield/Rate	Avg Bal	Interest	Yield/Rate	Avg Bal	Interest	Yield/Rate
	(in thousands of dollars)			(in thousands of dollars)			(in thousands of dollars)
Interest Earning Assets:
Federal funds sold	$1,506	$18	1.19%	$1,525	$15	1.01%	$2,711	$45	1.66%
Securities:
Taxable	45,362	1,634	3.60	47,656	2,019	4.24	41,483	2,258	5.44
Tax-exempt (1)	8,721	479	5.49	9,137	525	5.74	7,845	487	6.21
Loans (net of unearned interest) (1) (2)	142,296	9,542	6.71	124,725	9,088	7.29	112,713	8,945	7.94

Total interest earning assets (1)	197,885	11,673	5.90	183,043	11,647	6.36	164,752	11,735	7.12

Nonearning assets:
Cash and due from banks	5,417			4,824			4,491
Bank premises and equipment, net	4,075			3,122			2,919
Other assets	5,572			6,250			4,504
Allowance for loan losses	(1,293)			(1,409)			(1,366)

Total assets	$211,656			$195,830			$175,300

Interest Bearing Liabilities:
Savings deposits	$27,604	127.46		$26,910	164.61		$24,527	379	1.54
Time deposits	76,565	2,134	2.79	71,976	2,273	3.16	65,334	2,687	4.11
NOW accounts	31,306	347	1.11	29,111	329	1.13	27,947	478	1.71
Money market accounts	7,478	38.50		8,524	60.70		5,810	84	1.45
Borrowings	23,719	427	1.80	15,868	367	2.31	11,859	344	2.90

Total interest bearing liabilities	166,672	3,073	1.84	152,389	3,193	2.10	135,477	3,972	2.93

Noninterest bearing liabilities:
Demand deposits	22,889			20,799			18,562
Other liabilities	1,535			1,786			1,498
Shareholders’ equity	20,560			20,856			19,763

Total liabilities and shareholder’s equity	$211,656			$195,830			$175,300

Net interest income (1)		$8,600			$8,454			$7,763

Net interest income to average earning assets (1)			4.35%			4.62%			4.71%

(1)	Yields on tax-exempt holdings are expressed on a tax equivalent basis using a 34% tax rate.
(2)	For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding.

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

	2004 Compared to 2003 Increase (Decrease) Due to			2003 Compared to 2002 Increase (Decrease) Due to
	(in thousands of dollars)
	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Federal funds sold	$0	$3	$3	$(15)	$(15)	$(30)
Taxable securities	(93)	(292)	(385)	305	(544)	(239)
Tax-exempt securities	(23)	(23)	(46)	76	(38)	38
Loans	1,214	(760)	454	909	(766)	143

Total interest earned	1,098	(1,072)	26	1,275	(1,363)	(88)

Interest expense on:
Savings deposits	4	(41)	(37)	33	(248)	(215)
Time deposits	139	(278)	(139)	253	(667)	(414)
NOW accounts	24	(6)	18	19	(168)	(149)
Money market accounts	(2)	(20)	(22)	30	(54)	(24)
Other borrowing	153	(93)	60	102	(79)	23

Total interest expense	318	(438)	(120)	437	(1,216)	(779)

Net interest income	$780	$(634)	$146	$838	$(147)	$691

Securities Portfolio

Presentation of the amortized cost of securities as of December 31, 2004 and 2003 may be found in Note 3 to the accompanying consolidated financial statements.

The following table sets forth the maturities of securities as of December 31, 2004 and the weighted average yields of such securities (calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security).

	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(in thousands of dollars)
U.S. Treasury and other U.S. government agencies and corporations	$6,778	4.22%	$34,025	3.78%	$173	5.49%	$—	—%	$40,976	3.45%
State and political subdivisions (1)	660	7.49	6,289	5.38	1,030	5.32	—	—	7,979	5.55
Other securities	1,000	7.49	2,087	2.27	—	—	903	2.86	3,990	3.71

Total	$8,438	4.86%	$42,401	3.54%	$1,203	5.34%	$903	2.86%	$52,945	3.78%

The portfolio contains no securities of any single issuer in which the aggregate amortized cost of such securities exceeds ten percent of shareholders’ equity.

(1)	Tax-equivalent adjustments, using a rate of 34%, have been made in calculating yields on obligations of state and political subdivisions.

Loan Portfolio

Types of Loans

The distribution of loans by major category for each of the last five fiscal year ends are provided below. All loans in the portfolio are domestic in nature.

	December 31
	2004	2003	2002	2001	2000
	(in thousands of dollars)
Commercial, financial and agricultural	$23,831	$25,417	$20,819	$16,741	$15,747
Real estate-construction	8,759	5,963	2,689	3,753	2,032
Real estate-mortgage	101,083	89,111	77,937	70,281	70,065
Installment loans	10,734	12,396	13,657	15,889	14,402
Other	2,472	2,868	1,566	1,913	35

Total loans	$146,879	$135,755	$116,668	$108,577	$102,281

Loan Maturities and Interest Rate Sensitivity

Note 4 to the accompanying consolidated financial statements also provides data concerning the contractual maturities of loans, including commercial, financial and agricultural loans as well as real estate construction loans, as of December 31, 2004. Also provided are the amounts due after one year classified as fixed rate and variable rate loans.

Risk Elements

Nonperforming Loans

The table below presents our nonperforming loan data for each of the last five fiscal year ends:

	December 31
	2004	2003	2002	2001	2000
	(in thousands of dollars)
Nonaccrual loans	$—	$16	$14	$30	$181
Loans past due 90 days or more still accruing interest	559	352	57	337	22
Troubled debt restructurings	—	—	—	—	—

Total	$559	$368	$71	$367	$203

Potential Problem Loans

As stated in Note 5 to the accompanying consolidated financial statements, impaired loans totaled $48,053 and $0 at December 31, 2004 and 2003. These loans were classified as impaired due to doubts about the borrowers ability to repay as called for in the loan documents. Additional information regarding these loans may also be found in Note 5.

Loan Concentrations

Information concerning loan concentrations is provided in Note 4 to the accompanying consolidated financial statements.

Summary of Loan Loss Experience

The Following table provides an analysis of our allowance for loan losses for each of the last five fiscal year ends.

	December 31
	2004	2003	2002	2001	2000
	(in thousands of dollars)
Balance, beginning of year	$1,396	$1,386	$1,398	$1,151	$1,011
Charge offs:
Commercial, financial and agricultural	1,031	129	134	27	43
Real estate-mortgage	36	24	56	12	67
Installment	98	190	138	116	62

Total	1,165	343	328	155	172

Recoveries:
Commercial, financial and agricultural	192	21	3	36	23
Real estate-mortgage	—	—	1	—	5
Installment	20	8	24	19	20

Total	212	29	28	55	48

Net charge offs	953	314	300	100	124
Provisions for loan losses	935	324	288	347	264

Balance, end of year	$1,378	$1,396	$1,386	$1,398	$1,151

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

The ratio of net losses to average loans outstanding was .67% in 2004, .25% in 2003 and .27% in 2002.

The following tables provide an allocation of the allowance for loan losses for each of the last five year ends as well as the percent of loans in each category to total loans.

	Allocation of Allowance For Loan Losses
	December 31,
	2004	2003	2002	2001	2000
Commercial, financial and agricultural	$717	$810	$918	$621	$313
Real estate-construction	—	—	17	29	35
Real estate-mortgage	282	103	164	412	438
Installment and other	173	185	103	127	62
Unallocated	206	298	184	209	303

Total	$1,378	$1,396	$1,386	$1,398	$1,151

	Percent of Loans in Each Category to Total Loans
	December 31,
	2004	2003	2002	2001	2000
Commercial, financial and agricultural	16%	19%	18%	15%	17%
Real estate-construction	6	4	2	4	3
Real estate-mortgage	69	66	67	65	65
Installment and other	9	11	13	16	15

Total	100%	100%	100%	100%	100%

Deposits

The average daily amount of deposits and the rates paid on those deposits for the years ended December 31, 2004, 2003 and 2002 were previously presented in the Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential.

A table summarizing the maturities of time certificates of deposit, including individual retirement accounts, of $100,000 or more as of December 31, 2004 may be found in Note 7 to the accompanying consolidated financial statements. There were no other time deposits of $100,000 or more at that date.

Return on Equity and Assets

The following table shows consolidated operating and capital ratios for the periods indicated.

	Year Ended December 31
	2004	2003	2002
Return on average assets	.78%	1.03%	1.10%
Return on average equity	8.06	9.65	9.77
Dividend payout ratio	58.94	47.77	46.98
Average equity to assets ratio	9.71	10.65	11.27

Short-term Borrowing

Information concerning the company’s short-term borrowings is presented in Note 11 to the accompanying consolidated financial statements.

Disclosure of Contractual Obligations

The following table provides information regarding the contractual obligations of Citizens Financial Corp. at December 31, 2004:

	Payments Due By Period (in thousands of dollars)
	Total	Less than 1 year	1 – 3 years	3 - 5 years	More than 5 years
Contractual obligations
Long-term debt	$4,146	$2,285	$1,738	$15	$108
Capital leases	—	—	—	—	—
Operating leases	73	29	39	5	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$4,219	$2,314	$1,777	$20	$108

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and results of operations of Citizens Financial Corp. and its subsidiaries, Citizens National Bank of Elkins, and Citizens Financial Services, LLC, for the periods indicated. It should be read in conjunction with the consolidated financial statements and accompanying notes thereto, which are included elsewhere in this document.

Description of Business

Citizens Financial Corp. is a $214 million Delaware corporation headquartered in Elkins, WV. From there our wholly-owned subsidiary, Citizens National Bank of Elkins, provides loan, deposit, trust, brokerage and other banking and banking related services to customers in northcentral and eastern West Virginia and nearby areas through six branch offices. Our other subsidiary, Citizens Financial Services, LLC, is inactive and has no assets or liabilities. We conduct no business other than the ownership of these two subsidiaries.

FORWARD LOOKING STATEMENTS

This report contains forward looking statements which reflect our current expectations based on information available to us. These forward looking statements involve uncertainties related to the general economic conditions in our nation and other broad based issues such as interest rates and regulations as well as to other factors which may be more specific to our own operations. Examples of such factors may include our ability to attract and retain key personnel, implementing new technological systems, providing new products to meet changing customer and competitive demands, our ability to successfully manage growth strategies, controlling costs, maintaining our net interest margin, maintaining good credit quality, and others. Forward looking statements can be identified by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plans”, “intends”, or similar words. We do not attempt to update any forward looking statements. When provided, we intend forward looking information to assist readers in understanding anticipated future operations and we include them pursuant to applicable safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in our forward looking statements are reasonable, actual results could differ materially.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principals and follow general practices within the financial services industry. Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in our financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements and could change as new information becomes available. Consequently, later financial statements could reflect different estimates, assumptions, and judgments.

Some policies rely more heavily on the use of estimates, assumptions, and judgments than others and, therefore, have a greater possibility of producing results that could be materially different than originally reported. Our most significant accounting policies, including an explanation of how assets and liabilities are valued, may be found in Note 1 to the consolidated financial statements in our 2004 Annual Report to Shareholders and Form 10-K.

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

OVERVIEW

During 2004 we continued to follow our business plan despite facing a major challenge when a large commercial loan customer declared bankruptcy. Because of this loan failure we incurred unusually high charge-offs and net income of $1,656,000 was not what we had expected it to be. Absent this event, however, we would have enjoyed our most profitable year ever. While the risk of loan losses is inherent in banking we do follow established procedures and take prudent measures to protect against them.

Our business emphasis throughout 2004, however, was focused on making our products and services more accessible to customers in our market area. To that end we successfully opened a new, full service branch facility in Marlinton, West Virginia; expanded our existing Petersburg, West Virginia branch facility; installed two off-premises ATMs; and launched our new internet banking service. It is our belief that initiatives such as these, together with our wide selection of products and services and our commitment to superior customer service, will allow us to develop more complete customer relationships which is key to our operating strategy. These initiatives are most important when viewed in the context of our long-term plans.

Results of Operations

Earnings Summary

Net income for the three years ended December 31, 2004, 2003, and 2002 was $1,656,000, $2,012,000 and $1,928,000, respectively. The reduction in income in 2004 reflects higher loan losses as well as increases in certain operating expenses. As a result of the lower earnings our return on average assets fell to .78% in 2004 compared to 1.03% in 2003 and 1.10% in 2002. Likewise, our return on average equity of 8.06% fell short of the 9.65% and 9.77% returns in 2003 and 2002. Earnings per share also dropped to $2.63 from $3.14 in 2003 and $2.98 in 2002. Dividends, however, were increased for the thirteenth consecutive year to $1.55 per share as our capital base remained strong. A more detailed discussion of the factors influencing our results of operations and financial condition follows. Amounts and percentages used in the discussion have been rounded.

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

Our net interest income has risen in each of the last three years reaching $8,370,000 in 2004. On a tax-equivalent basis, net interest income was $8,600,000 in 2004 compared to $8,454,000 in 2003 and $7,763,000 in 2002. This placed our net interest margin, which is the ratio of net interest income to our earning asset base, at 4.35% in 2004, 4.62% in 2003 and 4.71% in 2002. At 4.35% our margin was slightly higher than the peer average of 4.28%.

Like Citizens, many banks faced falling net interest margins in recent years as earning assets repriced at historically low levels while the ability to similarly reduce the rates paid on deposits was limited. In the second half of 2004, however, interest rates began to move higher and our net interest margin began to recover. Still, the overall impact of changing interest rates on us in 2004 was negative, as the yield on our interest earning assets fell by 46 basis points to 5.90% while the cost of our interest bearing liabilities only fell by 26 basis points to 1.84%. By combining these affects, changes in interest rates caused our net interest income to fall by $634,000.

As noted above, however, net interest margin is not just affected by changing interest rates; changes in balance sheet composition also play a role. As we did in previous years, we attempted to use our expanding branch network to gain market share and grow in 2004. As a result, the size and composition of our balance sheet did change.

Our average earning asset base increased by $14.8 million to $197,885,000 in 2004 primarily as the result of increased lending activity. Our interest bearing liabilities also increased, by $14.3 million, to $166,672,000. This growth provides us with the opportunity to realize higher levels of net interest income and, in 2004, our growth did just that causing net interest income to rise by $780,000. Thus, our strategy of seeking growth overcame the negative impact of changing interest rates by $146,000 and total tax-equivalent net interest income rose.

This is similar to 2003 when falling interest rates caused net interest income to drop by $147,000 but a significant increase in our asset size produced a $838,000 improvement resulting in an increase in our tax equivalent net interest income of $691,000.

Maintaining a strong net interest margin is crucial to our financial success. Many economists are calling for interest rates to continue moving modestly higher in 2005 while we again expect to experience growth in our earning asset base. We use several techniques to measure the impact these variables might have on our net interest income as discussed in the Market Risk section of our Form 10-K. Additional details may also be found in the Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rate and Interest Differential and Rate Volume Analysis sections of the 10-K.

Provision for Loan Losses

The provision for loan losses is our estimate of the amount which must be charged against current earnings in order to maintain the allowance for loan losses at a level considered adequate to provide for losses which are inherent in the loan portfolio. This amount is determined through quarterly evaluations of the loan portfolio. Our provision for loan losses totaled an unusually high $935,000 in 2004 compared to $324,000 in 2003 and $288,000 in 2002. The increase in 2004 is the result of higher net charge-offs primarily arising from the failure of a commercial loan customer.

Because the amount of the provision for loan losses is a function of our overall assessment of loan quality and the adequacy of the allowance for loan losses, we direct you to the Credit Quality and Allowance for Loan Losses section of this report where we further discuss the major charge-offs incurred in 2004, as well as the estimation methods and assumptions we use in analyzing the allowance, loan quality, trends, concentrations and other factors.

Noninterest Income

Noninterest income, which is all revenues other than interest and fee income related to earning assets, has taken on greater importance in recent years due to increased competitive pressure and the restrictions it places on the pricing of interest bearing assets and liabilities. In 2004 noninterest income totaled $1,393,000, or 10.9% of total income. This compares with $1,292,000, 10.2%, in 2003 and $1,353,000, 10.5%, in 2002. Included in noninterest income in 2004 were securities gains of $23,000 and gains on the sale of foreclosed properties and other assets of $54,000. Absent these items our total noninterest income would have been $1,316,000.

Gains on the sale of property are included in other noninterest income on our statements of income. For the year, other noninterest income increased $122,000 which is due to the gains of $54,000 and an increase in the cash surrender value of insurance contracts used to fund certain retirement benefits. That increase totaled $122,000 in 2004 compared to $69,000 in 2003.

Although it did not increase as much as other noninterest income, service fees are our largest source of noninterest income. Service fees include items such as minimum balance fees and overdraft fees and totaled $701,000 in 2004. This increase of $42,000 was primarily driven by higher ATM fees as we installed two new ATMs during the year.

Trust income is another important source of noninterest income. Due to a lack of estate settlement fees, however, trust income fell by $59,000 to $195,000 in 2004. Our brokerage and secondary market loan services also help meet important customer needs. Brokerage fees increased from $30,000 to $50,000 in 2004 but higher mortgage interest rates and fewer mortgage refinancings caused our mortgage income to fall from $95,000 to $63,000.

The decrease in noninterest income of $61,000 in 2003 was mostly due to a drop in mortgage income as a result of restructuring the fee splitting arrangement between the bank and the mortgage originators. Mortgage income fell from $232,000 in 2002 to $95,000 in 2003 under this new arrangement. Brokerage income was also lower in 2003 as we were without a licensed broker for part of the year. The remaining components of noninterest income did quite well, however, and helped to offset these decreases.

In general, our level of noninterest income will continue to be primarily determined by our rate of deposit growth and the success of our trust, brokerage and mortgage operations.

Noninterest Expense

Noninterest expense includes all items of expense other than interest expense, the provision for loan losses and income taxes. Total noninterest expense increased by $550,000, or 8.9%, in 2004 to $6,745,000. This follows a $502,000 increase to $6,195,000 in 2003.

Salaries and employee benefits are the largest component of noninterest expense totaling $3,591,000 in 2004. This includes $2,674,000 in salaries and $917,000 in related benefits and taxes. In total, our personnel costs increased by $98,000 in 2004, which is just 2.8%, as increases in salaries and pension expense were partly offset by lower group insurance costs and the deferral of certain costs related to the lending process. Since our group medical plan is self-funded the major factor influencing our cost is the level of claims we incur.

Other noninterest expense is also a major component of noninterest expense totaling $964,000 in 2004, up $112,000, or 13.1%, from 2003. This increase was driven by several factors, some related to our branch expansions. For example, marketing costs increased by $21,000 while noncapital expenditures for various office needs rose by $25,000. We also incurred expenses related to the upkeep and sale of foreclosed properties of $44,000.

The expansion of our branch network also resulted in higher occupancy and equipment costs in 2004 as insurance, equipment maintenance and depreciation expense increased. We also wrote off $31,000 in leasehold improvements when we closed our grocery store location and moved into a new permanent branch in Marlinton.

All of our major data processing functions, including our core loan and deposit processing, trust processing, securities accounting and payroll accounting, are outsourced to third parties. In 2004 the fees for these services totaled $559,000, up $85,000 from 2003. This may be traced to higher fees from our primary loan and deposit processor and is the result of utilizing several new products which improve the manner in which we process and access customer data, ongoing fees relating to internet banking and ATM services, and general price increases.

Another technology related item, software expense, also increased in 2004 rising $95,000 to $175,000. This account includes one time fees for the purchase of specific software programs, some of which are required by our third party processors, as well as installation, training, licenses and ongoing support for those products. Initial purchase fees are typically amortized to expense over three years. This years increase reflects several major items including the purchase of new software for use in our teller and new accounts functions as well as software needed to run our internet banking service.

We also incurred higher professional fees in 2004 for issues arising from the bankruptcy of a large commercial loan customer. Changes in other components of noninterest expense were not significant in 2004.

As noted previously, noninterest expense increased by $502,000 in 2003. Unlike 2004, the 2003 increase was primarily the result of higher personnel expense, up $470,000. Specifically, group insurance costs increased $275,000 while expenses related to a newly instituted benefit plan were $196,000.

Income Taxes

Income tax expense for the years 2004, 2003 and 2002 was $427,000, $984,000 and $992,000, respectively. Included in these figures are both federal and state income taxes. The drop in our 2004 taxes is primarily related to our higher level of loan charge-offs. We were not subject to the federal alternative minimum tax during any of the three years covered by this report. Note 9 of the accompanying consolidated financial statements provides further information and additional disclosures about the significant components influencing our income taxes.

Financial Condition

Summary

Citizens ended the year with total assets of $213.8 million, $4.7 million more than at year-end 2003. Deposits grew by just $3.8 million, however, by shifting assets from the security portfolio to the loan portfolio loans increased $11.1 million. Our capital base remains strong at 9.5% of assets. A further discussion of our major balance sheet categories, as well as liquidity and the impact of inflation, follows

Loan Portfolio

Loans increased by 8.2% to $146,879,000 in 2004 to remain our largest earning asset. Much of the growth occurred in our residential and nonresidential mortgage portfolios. Our residential mortgages, which are generally adjustable rate loans, increased $4.2 million to $55.2 million despite continued pressure from the fixed rate mortgage market. Nonresidential mortgages, which are typically made to local businesses and are secured by commercial real property, rose by $7.2 million to $38.1 million. These loans also tend to carry adjustable interest rates, usually tied to the prime rate. This increase, which is similar to last year’s $7.1 million increase, reflects improving business activity in most of our markets. We expect this trend to continue in 2005. This, coupled with a portfolio of commercial loans which are not secured by real estate of $23.8 million, makes commercial lending our largest loan portfolio. For this reason, we added a full time credit analyst to our staff in 2004.

Our other major loan portfolio, consumer loans, has declined for several years losing $1.7 million in 2004 to stand at $10.7 million. This reflects the impact of financing plans offered by auto companies as well as increasing use of credit cards and home equity lines of credit. We believe this trend will also continue and do not plan to aggressively seek to regain market share due to the high cost of originating and maintaining these loans and the extremely low interest rates being offered by competitors such as auto financing companies. Note 4 provides additional data concerning our loan portfolio including information about loan concentrations in several industries.

Credit Quality and Allowance for Loan Losses

Although we did experience net charge-offs of $953,000 in 2004, the quality of our loan portfolio remains good. The primary loss incurred during the year was the result of the bankruptcy of one specific customer that had consistently been current in its loan payments and doesn’t indicate any sort of trend or condition impacting our market area, specific industries we serve or a lessening of our credit standards. In fact, absent this one occurrence, we would have experienced net recoveries of $62,000 for the year rather than a net charge-off.

At December 31, 2004, we had no loans in a nonaccrual status and $559,000, or .40% of total loans, past due 90 days or more but still accruing interest. Total loans past due 30 days or more were $3,678,000 compared to $3,432,000 at the end of 2003. A summary of our nonperforming and past due loans is provided in Note 5.

Our allowance for loan losses is maintained at a level we consider adequate to provide for losses that can be reasonably anticipated based on quarterly evaluations of the loan portfolio. These evaluations consider the potential loss in specifically identified loans and homogeneous pools of loans as well as other factors such as delinquency levels, historical loss experience, current and anticipated economic conditions, concentrations of credit, changes in lending policies or staff, and other factors.

Loans which are specifically analyzed include all loans with balances in excess of $250,000, all loans past due 90 or more days and those placed on our internally generated watch list. We develop this list from various sources including past due loan reports, previous internal and external loan evaluations and knowledge of each borrower’s financial situation. This list contains loans with possible weaknesses regarding collectibility, performance or the adequacy of collateral.

Loans that are placed on the watch list are given a classification based on their perceived risk using a method similar to that of the bank’s primary regulatory agency. After determining the watch list to be complete, detailed reviews of each loan are made. Based on the results of these reviews, specific reserves for potential losses are determined.

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

By employing these procedures we have determined that the December 31, 2004 allowance for loan losses of $1,378,000, which is .94% of gross loans, is adequate when measured against reasonably anticipated losses. At year-end 2003 the allowance was $1,396,000, or 1.03% of loans.

In computing our allowance we specifically analyzed loans totaling $11.9 million. Of these it was determined that $218,000 of loans would require specific reserves totaling $107,000. Pooled reserves totaled another $477,000 including $336,000 for commercial loans.

Additional risk may arise when loans are concentrated within certain industries. Due to the nature of the economy in our markets we have loan concentrations, defined as loans to a specific industry group in excess of twenty-five percent of capital, to the auto, lumber, hotel/motel, and real estate development industries. The additional risk assigned to our allowance for loan losses for these concentrations was $587,000. Other reserves were assigned based on changes in past due loans, bankruptcies in our area, and other factors. Please refer to Notes 4 and 5 for additional information on our loan portfolio and the allowance for loan losses.

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

Our securities portfolio continues to be a major part of our asset base despite declining by $7.0 million to $53,039,000 in 2004. This decrease was undertaken to fund loan growth during the year and primarily reflects maturities and calls of securities held as well as paydowns on mortgage backed securities.

Over the past several years we have focused our efforts on maintaining a portfolio of high credit quality and short duration in order to minimize both credit and interest rate risk. At year-end, U.S. agency securities and mortgage backed securities issued by U.S. agencies comprised 77.1% of the total portfolio with municipal and corporate securities accounting for 15.4% and 5.8%, respectively. The average life of the portfolio was just 2.38 years. None of our securities is considered to be permanently impaired and the fair value of the portfolio exceeds its amortized cost by $93,000.

One cost to employing such a conservative approach is the reduction in yield realized. The average yield on our securities portfolio fell to 3.91% in 2004 from 4.48% in 2003. However, the short duration of the portfolio should allow us to benefit from rising yields in 2005 while keeping the risk associated with our asset base confined to the loan portfolio where pricing and other risk management techniques appropriate for a community bank can be employed.

While we attempt to stay fully invested in loans or securities, some involvement in overnight federal funds is expected. Our average balance in overnight funds in 2004 was $1,506,000, very similar to 2003’s $1,525,000. Overnight borrowings were also kept quite low averaging $668,000 in 2004 and $1,079,000 in 2003. These amounts change daily depending on our funding position and liquidity needs. As these are overnight instruments, they carry relatively low interest rates and they are not considered to be either a long-term use of funds nor a long-term source of funds. Please refer to Note 3 for additional information about our securities activity.

Deposits and Other Funding Sources

After expanding our branch networks into new markets for several years, no new markets were established in 2004. As a result, deposit growth slowed. Total deposits grew by $3.8 million in 2004 compared with $13.8 million in 2003. Also contributing to this slowdown was our more conservative pricing structure.

With noninterest bearing deposits remaining nearly constant in 2004, our deposit growth was centered in interest bearing checking accounts and jumbo CDs. Interest bearing checking accounts grew by $3.9 million to $31.2 million and jumbo CDs rose by $1.8 million to $28.3 million. While interest bearing checking accounts are generally accepted as core, or stable, deposits, jumbo CDs are sometimes thought to be less stable and more dependent on interest rate levels. Our jumbo CDs, however, have consistently grown in recent years despite the fact that we do not market these products or accept out of area or brokered deposits. We believe this reflects our customers desire for safety and preservation of principal as well as several customer friendly features we offer with our CDs. We expect jumbo CDs to continue to be an important source of core funding in the future. Additional information regarding our deposits can be found in Note 7.

We also utilize borrowings to fund our lending, investing and operating activities. Long-term borrowings include term loans from the Federal Home Loan Bank of Pittsburgh which are used to fund specific larger loans. The terms of these borrowings are typically structured so that the cash flow provided by the loans closely matches the cash needed to repay the borrowing. We borrowed $3.1 million to fund loans in 2004 and $3.0 million in 2003. By funding some of our larger loans in this way we not only match cash flow streams, but also maintain an acceptable net interest spread on the loan and preserve operating liquidity.

Our short-term borrowings include overnight borrowings, which were discussed earlier, and repurchase agreements. Repurchase agreements, which totaled $19.1 million at year-end, are made with local businesses and municipalities and have became an important source of funding in recent years. Although some seasonality can be seen in the balances of these agreements, they remained generally stable throughout 2004 as shown in Note 11. Despite the fact that several of our repurchase agreements are awarded on a competitive bid basis, we believe they are a fairly stable source of funds due to our ability and willingness to satisfy the parameters typically included in the bid requirements.

Capital Resources

We continue to have a strong capital base of $20.2 million or 9.5% of assets. This closely approximates last year’s level both in terms of dollars and percent of assets. Banks and bank holding companies are also subject to several risk weighted capital measures. As detailed in Note 13, we continue to maintain our capital levels well in excess of that needed to be considered well capitalized under the regulations. We expect this to continue to be the case in the foreseeable future and we are not aware of any trends or uncertainties which are expected to materially impair our capital position. A complete analysis of our capital accounts can be found in the Statement of Changes in Shareholders’ Equity.

Our stock is traded on the over the counter market under the symbol CIWV.OB. Trading activity has historically been light with 40,757 shares traded in 2004 including 7,465 shares we purchased as treasury stock. The price of the stock ranged from $41.75 to $47.00 and ended the year at $45.50. Dividends paid in 2004 were increased for the thirteenth consecutive year to $1.55 per share, up $.05 per share from $1.50 in 2003.

Liquidity

The objective of our liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of customers, the credit needs of borrowers, and to provide for other operational needs. Liquidity is provided by various internal sources including unpledged investment securities, federal funds sold, loan repayments and the ability to maintain a stable or growing deposit base. In addition, external sources of liquidity are also available from correspondent banks including the Federal Home Loan Bank of Pittsburgh. Unused lines of credit with these banks approximate $86,000,000 and are available to provide liquidity in the event it is needed.

We monitor our liquidity on a continual basis and prepare formal liquidity forecasts quarterly utilizing the next twelve months projected loan, deposit and capital expenditure levels. Historically, we have funded our growth internally keeping our overnight lending and borrowing to a minimum and only occasionally securing term debt to finance certain larger loans.

In 2005 we expect loan growth to exceed deposit growth by approximately $9 million. While some of this funding can be satisfied through the internal sources mentioned above, we will likely need to further draw on our lines of credit to fully satisfy anticipated loan demand. We view this as a positive situation and are not aware of any trends, commitments, events or uncertainties that have resulted, or are reasonably likely to result in, threats to our ability to meet our business demands.

Impact of Inflation

Our financial statements and related data in this report are prepared in conformity with U.S. generally accepted accounting principles which require our financial position and results of operations to be measured in terms of historical dollars except for the available for sale securities portfolio. Consequently, the relative value of money generally is not considered. Nearly all of our assets and liabilities are monetary in nature and, as a result, interest rates and competition in the market area tend to have a more significant impact on performance than the effect of inflation.

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

We control interest rate risk through our interest rate sensitivity management program, also known as asset/liability management. The objective of this program is to maximize net interest income while minimizing the risk of adverse effects from changing interest rates. This is done by controlling the mix and maturities of interest sensitive assets and liabilities. The bank has established an asset/liability committee, which is comprised of representatives of our lending and deposit functions as well as members of senior management, for this purpose. Our asset/liability committee reports to the Board of Directors. We use several techniques to monitor and control interest rate risk including gap analysis, interest rate shock testing and other forms of simulation modeling.

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

We monitor our gap on a monthly basis. As of December 31, 2004, our one year gap was 1.63% of assets which indicates we may benefit from rising interest rates.

Gap analysis is a static measure and does not consider future changes in the volume of rate sensitive assets and liabilities or the possibility that interest rates of various products may not change by the same amount or at the same time. These theoretical weaknesses are partially addressed by our interest rate shock testing program. In rate shock testing, we project the balances in our various interest sensitive assets and liabilities over the next twelve months. Computations are then done to forecast net interest income assuming an immediate and sustained change in interest rates.

The following table shows the estimated change in our net interest income under several different interest rate shock scenarios. All of these results are within our policy limits.

Change in Interest Rates (basic points)	Percent Change in Net Interest Income
+100	-1.17%
-100	-3.03%
+200	-2.34%
-200	-8.94%

These tests indicate our net interest income may fall whether rates increase or decrease. However, due to our current pricing structure, the rates on some of our deposits products cannot fall by as much as 100 basis points. As a result the computed impact in down rate environments is greater than would normally be expected.

One of the keys to maintaining our net interest income in a rising rate environment is managing the rates paid on some of these same deposit accounts. We test this using our simulation models. These models indicate that if we can control the rates paid on certain deposits a rising interest rate environment could benefit earnings.

Item 8. Financial Statements and Supplementary Data

CITIZENS FINANCIAL CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
ASSETS

Cash and due from banks	$5,475,798	$5,952,297
Securities available for sale, at fair value	53,038,545	60,077,178
Loans, less allowance for loan losses of $1,378,106 and $1,395,908, respectively	145,422,688	134,311,352
Bank premises and equipment, net	4,223,620	3,606,772
Accrued interest receivable	1,118,499	1,096,486
Other assets	4,504,223	4,084,797

Total assets	$213,783,373	$209,128,882

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest bearing	$23,461,463	$23,511,943
Interest bearing	141,839,189	138,036,606

Total deposits	165,300,652	161,548,549
Short-term borrowings	22,510,155	22,066,301
Long-term borrowings	4,146,232	3,402,902
Other liabilities	1,603,553	1,632,716

Total liabilities	193,560,592	188,650,468

Commitments and contingencies

Shareholders’ equity
Common stock, $2.00 par value, authorized 2,250,000 shares, issued 750,000 shares	1,500,000	1,500,000
Additional paid-in capital	2,100,000	2,100,000
Retained earnings	19,650,112	18,965,862
Accumulated other comprehensive income	57,987	675,016
Treasury stock at cost, 126,087 and 118,622 shares, respectively	(3,085,318)	(2,762,464)

Total shareholders’ equity	20,222,781	20,478,414

Total liabilities and shareholders’ equity	$213,783,373	$209,128,882

See Notes to Consolidated Financial Statements

CITIZENS FINANCIAL CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For The Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Interest and dividend income
Interest and fees on loans	$9,474,547	$9,034,533	$8,893,876
Interest and dividends on securities:
Taxable	1,634,570	2,019,419	2,258,450
Tax-exempt	316,046	346,154	321,316
Interest on federal funds sold	17,914	15,455	44,997

Total interest and dividend income	11,443,077	11,415,561	11,518,639

Interest expense
Interest on deposits	2,645,847	2,826,172	3,628,492
Interest on short-term borrowings	307,654	254,359	278,382
Interest on long-term borrowings	119,649	112,873	65,107

Total interest expense	3,073,150	3,193,404	3,971,981

Net interest income	8,369,927	8,222,157	7,546,658
Provision for loan losses	934,899	324,000	288,272

Net interest income after provision for loan losses	7,435,028	7,898,157	7,258,386

Noninterest income
Trust income	194,593	253,313	232,197
Service fees	700,732	658,766	611,391
Insurance commissions	41,155	55,594	54,386
Securities gains, net	23,185	276	—
Brokerage fees	50,034	30,160	58,313
Secondary market loan fees	62,691	95,050	232,298
Other	320,818	199,027	164,896

Total noninterest income	1,393,208	1,292,186	1,353,481

Noninterest expense
Salaries and employee benefits	3,591,142	3,493,387	3,023,267
Net occupancy expense	265,313	238,243	260,432
Equipment rentals, depreciation and maintenance	480,443	417,957	426,538
Data processing	559,238	474,240	454,013
Director fees	220,861	222,983	183,350
Postage expense	166,589	157,186	147,165
Professional service fees	159,251	121,097	87,456
Stationery	162,858	137,179	135,544
Software expense	174,774	79,485	62,029
Other	964,490	852,747	912,609

Total noninterest expense	6,744,959	6,194,504	5,692,403

Income before income taxes	2,083,277	2,995,839	2,919,464
Income tax expense	426,938	983,890	991,907

Net income	$1,656,339	$2,011,949	$1,927,557

Basic and fully diluted earnings per common share	$2.63	$3.14	$2.98

Basic and fully diluted average common shares outstanding	628,877	641,298	647,720

See Notes to Consolidated Financial Statements

CITIZENS FINANCIAL CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For The Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Net Income	$1,656,339	$2,011,949	$1,927,557

Other comprehensive income:
Gross unrealized gains/(losses) arising during the period	(972,022)	(916,890)	1,087,492
Adjustment for income tax (expense)/benefit	369,368	348,413	(449,983)

	(602,654)	(568,477)	637,509

Reclassification adjustment for (gains)/losses included in net income	(23,185)	(276)	—
Adjustment for income tax expense/(benefit)	8,810	105	—

	(14,375)	(171)	—

Other comprehensive income, net of tax	(617,029)	(568,648)	637,509

Comprehensive Income	$1,039,310	$1,443,301	$2,565,066

See Notes to Consolidated Financial Statements

CITIZENS FINANCIAL CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2004, 2003 and 2002

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Share holders’ Equity
	Shares	Amount
Balance, December 31, 2001	750,000	$1,500,000	$2,100,000	$16,890,758	$606,155	$(2,074,566)	$19,022,347

Net income - 2002	—	—	—	1,927,557	—	—	1,927,557
Cost of 2,350 shares acquired as treasury stock	—	—	—	—	—	(76,381)	(76,381)
Cash dividends declared ($1.40 per share)	—	—	—	(906,057)	—	—	(906,057)
Net change in unrealized gain/(loss) on available for sale securities	—	—	—	—	637,509	—	637,509

Balance, December 31, 2002	750,000	1,500,000	2,100,000	17,912,258	1,243,664	(2,150,947)	20,604,975

Net income - 2003	—	—	—	2,011,949	—	—	2,011,949
Cost of 15,145 shares acquired as treasury stock	—	—	—	—	—	(611,517)	(611,517)
Cash dividends declared ($1.50 per share)	—	—	—	(958,345)	—	—	(958,345)
Net change in unrealized gain/(loss) on available for sale securities	—	—	—	—	(568,648)	—	(568,648)

Balance, December 31, 2003	750,000	1,500,000	2,100,000	18,965,862	675,016	(2,762,464)	20,478,414

Net income - 2004	—	—	—	1,656,339	—	—	1,656,339
Cost of 7,465 shares acquired as treasury stock	—	—	—	—	—	(322,854)	(322,854)
Cash dividends declared ($1.55 per share)	—	—	—	(972,089)	—	—	(972,089)
Net change in unrealized gain/(loss) on available for sale securities	—	—	—	—	(617,029)	—	(617,029)

Balance, December 31, 2004	750,000	$1,500,000	$2,100,000	$19,650,112	$57,987	$(3,085,318)	$20,222,781

See Notes to Consolidated Financial Statements

CITIZENS FINANCIAL CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,656,339	$2,011,949	$1,927,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	404,329	344,218	351,939
Provision for loan losses	934,899	324,000	288,272
Deferred income tax expense	66,829	40,796	43,922
Amortization of security premiums, net of accretion of security discounts	281,443	286,743	71,653
Amortization of goodwill	13,399	13,399	13,399
Securities gains, net	(23,185)	(276)	—
(Gain)/loss on sale of equipment and other assets	(24,053)	1,082	38,913
(Increase)/decrease in accrued interest receivable	(22,013)	65,055	46,681
Increase in other assets	(473,268)	(107,213)	(173,499)
Increase/(decrease) in other liabilities	349,015	99,101	(4,264)

Net cash provided by operating activities	3,163,734	3,078,854	2,604,573

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	2,382,766	1,128,852	—
Proceeds from maturities and calls of securities available for sale	16,636,865	14,060,000	11,564,400
Principal payments received on securities available for sale	2,914,405	5,509,591	1,449,661
Purchases of securities available for sale	(16,148,868)	(27,760,122)	(17,252,886)
Loans made to customers, net	(12,375,235)	(19,559,618)	(8,186,883)
Purchases of bank premises and equipment	(1,032,823)	(747,697)	(840,301)
Purchase of life insurance contracts	—	—	(2,000,000)
Proceeds from sale of other real estate and other assets	443,313	19,736	145,142
Purchase of real estate	(105,000)	—	—

Net cash used in investing activities	(7,284,577)	(27,349,258)	(15,120,867)

See Notes to Consolidated Financial Statements

(Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposit, NOW, money market and savings accounts	1,438,095	8,226,815	9,334,531
Net increase in time deposits	2,314,008	5,580,743	6,654,525
Net increase/(decrease) in short-term borrowings	443,854	11,671,556	(3,526,930)
Proceeds from long-term borrowings	3,100,000	3,000,000	2,000,000
Repayments of long-term borrowings	(2,356,670)	(1,475,666)	(908,955)
Dividends paid	(972,089)	(958,345)	(906,057)
Acquisition of treasury stock	(322,854)	(611,517)	(76,381)

Net cash provided by financing activities	3,644,344	25,433,586	12,570,733

Increase/(decrease) in cash and cash equivalents	(476,499)	1,163,182	54,439

Cash and cash equivalents:
Beginning	5,952,297	4,789,115	4,734,676

Ending	$5,475,798	$5,952,297	$4,789,115

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest on deposits and on other borrowings	$3,095,290	$3,272,713	$4,031,808

Income taxes	$647,834	$1,015,938	$959,815

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Other real estate and other assets acquired in settlement of loans	$329,000	$111,127	$76,803

Unrealized gain(loss) on securities available for sale	$(995,214)	$(917,166)	$1,087,492

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

Basis of financial statement presentation: Our accounting and reporting policies conform to U.S. generally accepted accounting principles and to general practices within the banking industry.

Use of estimates: In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of deferred tax assets.

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

Securities: All of our debt and equity investment securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of comprehensive income until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized as interest income using the interest method over the period to maturity. Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, we consider (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors we consider in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The significance of payment delays and payment shortfalls is determined on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

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

Intangible assets: Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in a combination with a related contract, asset, or liability. Intangible assets are tested at least annually for impairment.

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

Basic and fully diluted earnings per share: Basic and fully diluted earnings per common share is computed based upon the weighted average shares outstanding. The weighted average shares outstanding were 628,877, 641,298 and 647,720 for the years ended December 31, 2004, 2003 and 2002, respectively. We did not have any potentially dilutive securities during that time.

Trust department: Assets held in an agency or fiduciary capacity by the bank’s trust department are not assets of the bank and are not included in the accompanying consolidated balance sheets. Trust department income is recognized on the cash basis in accordance with customary banking practice. Reporting such income on a cash basis rather than the accrual basis does not affect net income materially.

Off-Balance-Sheet Credit Related Financial Instruments. In the ordinary course of business, we may enter into commitments to extend credit, including commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

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

Reclassifications: Certain accounts in the consolidated financial statements for 2003 and 2002, as previously presented, have been reclassified to conform to current year classifications.

Significant New Accounting Pronouncements: In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities when the assets, liabilities, non-controlling interests, and results of operations of a variable interest entity need to be included in a Company’s consolidated financial statements. Due to significant implementation issues, the FASB modified the wording of FIN 46 and issued FIN 46R in December of 2003. Because we have no investments in variable interest entities the adoption of FIN 46 and FIN 46R did not have a material effect on our financial position, results of operations or liquidity.

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer.” The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of the SOP applies to unhealthy “problem” loans that have been acquired, either individually, in a portfolio, or in a business acquisition. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. We intend to adopt the provisions of SOP 03-3 effective January 1, 2005 and do not expect the initial implementation to have a significant effect on our financial position, results of operations or liquidity.

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is Included in the Scope of Statement 133.” The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. Although we adopted the provisions of SAB 105, its provisions affect only the timing of the recognition of mortgage banking income. Therefore, we do not anticipate that this guidance will have a material adverse effect on our financial position, results of operations or liquidity.

In May 2004, the FASB issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). This Staff Position provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. We do not anticipate that the effects of the Act will materially affect our financial position, results of operations or our liquidity.

Emerging Issues Task Force Issue No. (EITF) 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued and is effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in valued due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless we can assert and demonstrate our intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1 although this delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. Since none of our investments is other-than-temporarily impaired neither Issue 03-1 nor other existing authoritative literature had a material impact on our financial condition, results of operations or liquidity.

EITF No. 03-16, “Accounting for Investments in Limited Liability Companies” was ratified by the FASB and is effective for reporting periods beginning after June 15, 2004. The EITF provides guidance on whether an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether noncontrolling investments in an LLC should be accounted for using the cost method or the equity method. In 2000 we formed Citizens Financial Services, LLC for the purpose of investing in ProServ Insurance Agency, LLC which was a general insurance agency selling primarily property and casualty insurance. ProServ was established by the West Virginia Bankers Association and our ownership in it was less than 5%. In 2003, Citizens Financial Services, LLC became inactive and it now has no assets or liabilities. As a result, the adoption of EITF No. 03-16 has not had a material effect on our financial position, results of operations, or liquidity.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services, primarily employee services, and is effective for interim or annual periods beginning after June 15, 2005. Because we have no plans or other agreements under which we exchange our equity instruments for services we do not expect the adoption of this Statement to have a material effect on our financial position, results of operations or liquidity.

Note 2. Cash Concentrations

At December 31, 2004 we had cash concentrations totaling $2,997,308 with the Federal Reserve Bank of Richmond. These funds, as well as deposits with other correspondent banks, are generally unsecured and have limited insurance under current banking insurance regulations.

Note 3. Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at December 31, 2004 and 2003, are summarized below. All such securities are available for sale.

	2004
	Amortized Cost	Unrealized		Carrying Value (Estimated Fair Value)
		Gains	Losses
U.S. Government agencies and corporations	$34,534,656	$174,092	$177,476	$34,531,272
Mortgage backed securities - U.S. Government agencies and corporations	6,441,688	10,962	75,160	6,377,490
Federal Reserve Bank stock, restricted	108,000	—	—	108,000
Federal Home Loan Bank stock, restricted	795,300	—	—	795,300
Corporate debt securities	3,086,808	5,300	34,333	3,057,775
Tax exempt state and political subdivisions	7,978,564	203,336	13,192	8,168,708

Total securities available for sale	$52,945,016	$393,690	$300,161	$53,038,545

	2003
	Amortized Cost	Unrealized		Carrying Value (Estimated Fair Value)
		Gains	Losses
U.S. Government agencies and corporations	$32,742,572	$732,717	$43,471	$33,431,818
Mortgage backed securities - U.S. Government agencies and corporations	9,454,437	28,670	63,501	9,419,606
Federal Reserve Bank stock, restricted	108,000	—	—	108,000
Federal Home Loan Bank stock, restricted	852,900	—	—	852,900
Corporate debt securities	6,840,204	135,852	17,832	6,958,224
Tax exempt state and political subdivisions	8,990,322	319,477	3,169	9,306,630

Total securities available for sale	$58,988,435	$1,216,716	$127,973	$60,077,178

The tables below provide summaries of securities which were in an unrealized loss position at December 31, 2004 and 2003, all of which are available for sale. As of December 31, 2004, these securities had a total fair value of $27,317,619 and carried unrealized losses of $300,161 or 1.10%. Of these securities, $3,673,258 of mortgage backed securities issued by U.S. government agencies and corporations with unrealized losses of $71,877 have been in a continuous loss position for the past twelve months. We believe these unrealized losses are the result of changing interest rates and that the implied faith and credit of the U.S. Government which the issuers enjoy, along with our intent and ability to hold the investments to maturity, provide strong evidence that we will fully recover our investment. In addition, no losses have been recognized on the $12,801,298 of securities that carried unrealized losses at December 31, 2003.

	2004
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$19,381,025	$177,476	$—	$—	$19,381,025	$177,476
Mortgage backed securities - U.S. Government agencies and corporations	841,384	3,283	3,673,258	71,877	4,514,642	75,160
Federal Reserve Bank stock, restricted	—	—	—	—	—	—
Federal Home Loan Bank stock, restricted	—	—	—	—	—	—
Corporate debt securities	2,052,475	34,333	—	—	2,052,475	34,333
Tax exempt state and political subdivisions	1,369,477	13,192	—	—	1,369,477	13,192

Total	$23,644,361	$228,284	$3,673,258	$71,877	$27,317,619	$300,161

	2003
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$4,978,911	$43,471	$—	$—	$4,978,911	$43,471
Mortgage backed securities - U.S. Government agencies and corporations	5,506,310	63,501	—	—	5,506,310	63,501
Federal Reserve Bank stock, restricted	—	—	—	—	—	—
Federal Home Loan Bank stock, restricted	—	—	—	—	—	—
Corporate debt securities	1,588,200	17,832	—	—	1,588,200	17,832
Tax exempt state and political subdivisions	727,877	3,169	—	—	727,877	3,169

Total	$12,801,298	$127,973	$—	$—	$12,801,298	$127,973

The maturities, amortized cost and estimated fair values of securities at December 31, 2004 are summarized as follows:

	Amortized Cost	Carrying Value (Estimated Fair Value)
Due within one year	$8,438,144	$8,518,619
Due after one through five years	42,400,984	42,379,983
Due after five through ten years	1,202,588	1,236,643
Equity securities	903,300	903,300

Total	$52,945,016	$53,038,545

Mortgage backed securities have remaining contractual maturities ranging from 3 to 11.5 years and are reflected in the maturity distribution schedule based on their anticipated average life to maturity, which ranges from 1.12 to 6.06 years. Accordingly, discounts are accreted and premiums are amortized over the anticipated life to maturity of the specific obligation.

The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized are as follows:

	Proceeds From			Gross Realized
Years Ended December 31,	Sales	Calls and Maturities	Principal Payments	Gains	Losses
2004
Securities available for sale	$2,382,766	$16,636,865	$2,914,405	$36,783	$13,598

2003
Securities available for sale	$1,128,852	$14,060,000	$5,509,591	$3,421	$3,145

2002
Securities available for sale	$—	$11,564,400	$1,449,661	$—	$—

At December 31, 2004 and 2003 securities carried at $26,557,056 and $27,062,537, respectively, with estimated fair values of $26,628,824 and $27,920,377, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

At December 31, 2004, we had a concentration within our corporate debt securities classification which included obligations of banking and financial services industry companies with global operations having an approximate carrying value of $2,304,836 and an estimated fair value of $2,290,525. There were no concentrations with any one issuer.

Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities which are included in securities available for sale in the accompanying consolidated financial statements. Such securities are carried at cost, since they may only be sold back to the respective issuer or another member at par value.

Note 4. Loans

Loans are summarized as follows:

	December 31,
	2004	2003
Commercial, financial and agricultural	$23,830,943	$25,417,272
Real estate - construction	8,759,576	5,962,346
Real estate - mortgage	101,083,039	89,111,232
Installment loans	10,733,860	12,396,169
Other	2,471,622	2,868,205

Total loans	146,879,040	135,755,224

Less allowance for loan losses	1,378,106	1,395,908
Net deferred loan origination fees and costs	(78,246)	(47,964)

Loans, net	$145,422,688	$134,311,352

Included in the above balance of net loans are nonaccrual loans of $0 and $15,766 at December 31, 2004 and 2003, respectively. If interest on those nonaccrual loans had been accrued, such income would have approximated $0, $1,604 and $4,738 for the years ended December 31, 2004, 2003 and 2002, respectively.

The bank makes loans to its directors, executive officers and their related interests in the normal course of business. The following presents the activity with respect to these loans for the years ended December 31, 2004 and 2003:

	2004	2003
Balance, beginning	$2,490,673	$3,277,361
Additions	2,395,882	1,886,362
Amounts collected	(1,570,092)	(2,673,050)

Balance, ending	$3,316,463	$2,490,673

The following represents the maturities and sensitivities of loans to changes in interest rates at December 31, 2004, without regard to scheduled periodic principal repayments on amortizing loans:

	Due Within 1 Yr	Due After 1 But Within 5 Yrs	Due After 5 Yrs	Total
Commercial, financial and agricultural	$4,717,945	$9,537,445	$9,575,553	$23,830,943
Real estate - construction	5,105,875	1,920,930	1,732,771	8,759,576
Real estate - mortgage	1,237,560	4,018,433	95,827,046	101,083,039
Installment loans	1,131,019	8,914,439	688,402	10,733,860
Other	164,039	669,638	1,637,945	2,471,622

Total	$12,356,438	$25,060,885	$109,461,717	$146,879,040

Loans due after one year with:

Variable rates	$106,916,142
Fixed rates	27,606,460

Total	$134,522,602

Concentrations of credit risk: Citizens National Bank of Elkins grants installment, commercial and residential loans to customers in central and eastern West Virginia in striving to maintain a diversified loan portfolio. Nonetheless, concentrations of credit, defined as loans to a customer, the customers’ related parties, or to a number of customers operating in the same industry, which in the aggregate total 25% or more of capital can occur. At December 31, 2004, we had four such concentrations.

Direct and indirect extensions of credit to automobile dealers, consisting of floor plan loans and other commercial loans which are generally secured by liens on the subject inventories or equipment, totaled $8,494,884. Extensions of credit to companies operating in the lumber industry and their related parties totaled $9,015,850. These loans are generally made for the purpose of financing logging equipment and are typically secured by liens on the subject equipment. Extensions of credit to companies in the hotel/motel industry totaled $6,860,700. These loans are usually made to finance the purchase, operation or improvement of hotels and motels and are generally secured by liens on the subject property. Finally extensions of credit for real estate development projects, typically in nearby ski resorts, were $6,470,199. Additional collateral such as pledges of accounts receivable, real estate, or personal guarantees may also be required when granting these credits. The bank evaluates each such customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained is based upon these credit evaluations.

Note 5. Allowance for Loan Losses

An analysis of the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002, is as follows:

	2004	2003	2002
Balance, beginning of year	$1,395,908	$1,385,625	$1,397,528

Charge offs:
Commercial, financial and agricultural	1,030,651	128,511	134,250
Real estate - mortgage	35,597	24,390	56,296
Installment	98,263	189,782	137,436

Total	1,164,511	342,683	327,982

Recoveries:
Commercial, financial and agricultural	191,439	21,200	3,430
Real estate - mortgage	210	208	752
Installment	20,161	7,558	23,625

Total	211,810	28,996	27,807

Net charge-offs:	952,701	313,717	300,175
Provision for loan losses	934,899	324,000	288,272

Balance, end of year	$1,378,106	$1,395,908	$1,385,625

The following summary provides additional information regarding impaired, nonaccrual and past due loans:

	December 31,
	2004	2003
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	48,053	—

Total impaired loans	$48,053	$—

Valuation allowance related to impaired loans	$24,270	$—
Total nonaccrual loans	$—	$15,766
Total loans past due ninety days or more still accruing	$559,358	$351,817

	Year Ended December 31,
	2004	2003	2002
Average investment in impaired loans	$49,193	$—	$—
Interest income recognized on impaired loans	$2,536	$—	$—
Interest income recognized on a cash basis on impaired loans	$2,343	$—	$—

No additional funds are committed to be advanced in connection with impaired loans.

Note 6. Bank Premises and Equipment

The major categories of bank premises and equipment and accumulated depreciation and amortization at December 31, 2004 and 2003, are summarized as follows:

	2004	2003
Land	$773,103	$773,103
Buildings and improvements	4,817,385	4,116,190
Furniture and equipment	2,714,250	2,454,828

Total bank premises and equipment	8,304,738	7,344,121

Less accumulated depreciation and amortization	4,081,118	3,737,349

Bank premises and equipment, net	$4,223,620	$3,606,772

Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002, totaled $404,329, $344,218 and $351,939, respectively.

Note 7. Deposits

The following is a summary of interest bearing deposits by type as of December 31, 2004 and 2003:

	2004	2003
Interest bearing checking accounts	$31,230,582	$27,354,631
Money market accounts	7,000,480	8,690,222
Savings accounts	26,661,952	27,359,587
Certificates of deposit under $100,000	48,619,214	48,063,014
Certificates of deposit of $100,000 or more	28,326,961	26,569,152

Total	$141,839,189	$138,036,606

Interest expense on deposits is summarized below:

	2004	2003	2002
Interest bearing checking accounts	$347,520	$328,861	$477,876
Money market accounts	37,609	59,686	84,284
Savings accounts	126,818	164,352	378,933
Certificates of deposit under $100,000	1,262,552	1,491,065	1,918,574
Certificates of deposit of $100,000 or more	871,348	782,208	768,825

Total	$2,645,847	$2,826,172	$3,628,492

The following is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 2004:

	Amount	Percent
Three months or less	$1,737,054	6.13%
Three through six months	3,160,591	11.16%
Six through twelve months	9,019,776	31.84%
Over twelve months	14,409,540	50.87%

Total	$28,326,961	100.00%

A summary of the maturities for all time deposits as of December 31, 2004, follows:

Year	Amount
2005	$37,356,396
2006	22,252,669
2007	9,535,773
2008	1,014,164
2009	914,008
After 2009	5,873,165

Total	$76,946,175

At December 31, 2004, deposits of related parties including directors, executive officers, and their related interests of Citizens Financial Corp. and subsidiaries approximated $4,565,801.

Note 8. Derivative Instruments

The bank has offered a product known as the Index Powered CD to its customers since 2001. This is a five year certificate of deposit which, if held to maturity, provides the customer with guaranteed return of principal and interest which is linked to the performance of the Standard and Poor’s 500 Index over the term of the certificate of deposit. As of December 31, 2004 and 2003 the notional value of these deposits was $909,278 and $893,629, respectively.

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

This interest rate swap also represents a derivative contract and is accounted for as a fair value hedge under SFAS 133. As such, it is carried as an asset at fair value with changes in value being recognized in current earnings. The impact of our derivative activities on pretax income was $(34,232) in 2004, $(28,199) in 2003 and $(10,488) in 2002.

Note 9. Income Taxes

The components of applicable income tax expense/(benefit) for the years ended December 31, 2004, 2003 and 2002, are as follows:

	2004	2003	2002
Current:
Federal	$439,819	$804,169	$792,896
State	54,948	138,925	155,089

	493,767	943,094	947,985

Deferred:
Federal	(59,794)	36,502	39,299
State	(7,035)	4,294	4,623

	(66,829)	40,796	43,922

Total	$426,938	$983,890	$991,907

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

The tax effects of temporary differences which give rise to the company’s deferred tax assets and liabilities as of December 31, 2004 and 2003, are as follows:

	2004	2003
Deferred tax assets:
Allowance for loan losses	$315,757	$380,818
Accrued income and expenses	11,391	10,225
Employee benefit plans	138,780	33,632
Net loan origination fees and costs	29,733	18,226

	495,661	442,901

Deferred tax liabilities:
Accretion on securities	(10,463)	(99,334)
Depreciation	(142,647)	(67,845)
Net unrealized gain on securities	(35,540)	(413,719)

	(188,650)	(580,898)

Net deferred tax asset/(liability)	$307,011	$(137,997)

A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rate by book pretax income for the years ended December 31, 2004, 2003 and 2002, is as follows:

	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
Computed tax at applicable statutory rate	$708,314	34.0	$1,018,585	34.0	$992,618	34.0
Increase/(decrease) in taxes resulting from:
Tax-exempt interest	(151,826)	(7.3)	(152,867)	(5.1)	(142,742)	(4.9)
State income taxes, net of federal tax benefit	30,963	1.5	91,691	3.1	102,359	3.5
Tax exempt income on retirement plans	(41,435)	(2.0)	—	—	—	—
Other	(119,078)	(5.7)	26,481	0.8	39,672	1.4

Applicable income taxes	$426,938	20.5	$983,890	32.8	$991,907	34.0

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

401(k) Plan: A 401(k) profit sharing plan is provided for the benefit of all employees who have attained the age of 21 and completed one year/1,000 hours of continuous service. The plan allows participating employees to contribute amounts up to the limits set by the Internal Revenue Service and permits the bank to make discretionary contributions to the plan in such amount as the Board may determine to be appropriate. Contributions made to the plan by the bank for the years ended December 31, 2004, 2003 and 2002, were $63,000, $79,000 and $57,000, respectively.

Executive Supplemental Income Plan: Subsequent to an amendment to the bank’s pension benefit formula in 1995, it offered a nonqualified executive supplemental income plan to certain senior officers, some of whom are now retired, as a means of overcoming the reduced pension benefit. The plan provides predetermined fixed monthly income for a period of 180 months to the participants upon retirement. It is funded by life insurance contracts which the bank purchased. The bank has been named the beneficiary of those contracts. The liability accrued under this plan at December 31, 2004 and 2003 was $259,348 and $250,735, respectively. The cash surrender values of the underlying insurance contracts at those same dates were $422,387 and $374,917. Expenses associated with the plan were $13,806 in 2004, $17,412 in 2003, and $16,423 in 2002.

Executive and Director Supplemental Retirement Plan: Effective January 1, 2003, the bank entered into a non-qualified supplemental executive and director retirement plan with various officers and directors of the bank which provides them with income benefits payable at retirement age or death. In connection with this plan, the bank purchased life insurance contracts in 2002 for $2,000,000. These contracts are not assets of the plan but are instead owned by the bank and had cash surrender values of $2,026,545 at December 31, 2004 and $2,103,328 at December 31, 2003. Liabilities under the plan were $412,236 at December 31, 2004 and $194,821 at December 31, 2003. Expenses of the plan, net of income for the increase in the cash surrender value, were $99,118 in 2004 and $127,000 in 2003. No liabilities existed, nor were expenses incurred, prior to the 2003 inception date.

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

Additional information regarding our defined benefit pension and other postretirement benefit obligation plans is provided below. The measurement date used for the pension disclosures is October 31.

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Change in benefit obligation

Benefit obligation at beginning of year	$3,858,041	$3,521,816	$561,114	$530,576
Service cost	98,265	86,315	28,104	23,590
Interest cost	250,813	243,011	33,021	33,628
Actuarial (gain)/loss	55,522	186,683	(29,697)	15,963
Benefits paid	(176,683)	(179,784)	(21,460)	(42,643)

Benefit obligation at end of year	$4,085,958	$3,858,041	$571,082	$561,114

Change in plan assets
Fair value of plan assets at beginning of year	$3,521,702	$3,277,945	$—	$—
Actual return/(loss) on plan assets	309,165	423 541	—	—
Employer contribution	—	—	21,460	42,643
Plan participants’ contributions	—	—	—	—
Benefits paid	(208,145)	(179,784)	(21,460)	(42,643)

Fair value of plan assets at end of year	$3,622,722	$3,521,702	$—	$—

Funded status	$(436,236)	$(336,339)	$(571,082)	$(561,114)
Unrecognized net actuarial (gain)/loss	1,396,559	1,281,557	(144,588)	(86,740)
Unrecognized prior service benefit	(63,459)	(80,427)	—	—
Unrecognized net obligation at transition	—	(688)	167,555	188,501

Prepaid/(accrued) benefit cost	$869,864	$864,103	$(548,115)	$(459,353)

The accumulated benefit obligation of our pension plan was $3,500,581 at October 31, 2004 and $3,322,278 at October 31, 2003.

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Components of net periodic (benefit) cost

Service cost	$98,265	$86,315	$88,114	$28,104	$23,590	$20,120
Interest cost	250,813	243,011	231,209	33,021	33,628	32,519
Expected return on plan assets	(353,823)	(363,222)	(370,363)	—	(4,039)	(4,537)
Net amortization and deferral	(1,016)	(40,089)	(41,489)	17,130	20,946	20,946

Net periodic (benefit) cost	$(5,761)	$(73,985)	$(92,529)	$78,255	$74,125	$69.048

Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of employees expected to receive benefits under the plan.

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	6.50%	7.00%	7.25%	6.25%	6.25%	6.75%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	6.75%	6.75%	6.75%
Rate of compensation increase	3.50%	4.00%	4.25%	N/A	N/A	N/A

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Weighted-average assumptions used to determine benefit obligations
Discount rate	6.50%	6.50%	6.25%	6.25%
Rate of compensation increase	3.50%	3.50%	N/A	N/A

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

Plan Assets

	Target Allocation 2005	Allowable Range	Target Percentage of Plan Assets at October 31
			2004	2003
Plan Assets
Equity Securities	70%	40-80%	70%	70%
Debt Securities	25%	20-40%	25%	26%
Real Estate	0%	0%	0%	0%
Other	5%	3-10%	5%	4%

Total	100%		100%	100%

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

Cash Flows

Contributions: We expect to contribute approximately $65,000 to our pension plan in 2005. No contributions are expected to be made to our other postretirement plans, however.

Estimated Future Benefits Payments: The following benefit payments, which reflect future service, are expected to be paid:

	Pension Benefits	Other Benefits
2005	$218,825	$26,110
2006	224,783	27,000
2007	243,553	32,112
2008	259,327	36,245
2009	270,029	36,740
2010-2014	1,428,188	200,584

Note 11. Other Borrowings

Short-Term Borrowings: During 2004 and 2003, our short-term borrowings consisted of securities sold under agreements to repurchase (repurchase agreements), advances under a line of credit with the Federal Home Loan Bank of Pittsburgh (FHLB) and federal funds purchased. Interest is paid on the repurchase agreements based on either fixed or variable rates as determined upon origination. At December 31, 2004 and 2003, securities with an amortized cost of $17,427,348 and $17,377,142 respectively, and estimated fair values of $17,395,887 and $17,903,781, respectively, were pledged to secure the repurchase agreements.

As a member of the FHLB, the bank has access to various lines of credit under programs administered by the FHLB. Borrowings under these arrangements bear interest at the interest rate posted by the FHLB on the day of the borrowing and are subject to change daily. The lines of credit are secured by a blanket lien on all unpledged and unencumbered assets.

The following information is provided relative to our short-term borrowing obligations:

	2004			2003
	Repurchase Agreement	Line of Credit	Federal Funds Purchased	Repurchase Agreement	Line of Credit	Federal Funds Purchased
Amount outstanding at December 31	$19,080,155	$3,130,000	$300,000	$19,066,301	$3,000,000	$—
Weighted average interest rate at December 31	1.54%	2.21%	2.50%	1.19%	1.03%	—
Maximum month-end amount outstanding	$20,090,632	$3,130,000	$300,000	$19,066,301	$4,048,000	$—
Average daily amount outstanding	$18,487,333	$667,135	$822	$10,899,604	$1,078,952	$—
Weighted average interest rate for the year	1.62%	1.35%	2.50%	2.20%	1.30%	—

Long-Term Borrowings: Long-term borrowings of $4,146,232 and $3,402,902 at December 31, 2004 and 2003, respectively, consist of advances from the FHLB which are used to finance specific lending activities. The weighted average interest rate at December 31, 2004 was 2.43%. The weighted average interest rate for the year ending December 31, 2004 was 2.62%.

A summary of the maturities of the long-term borrowings for the next five years is as follows:

Year	Amount
2005	$2,284,862
2006	1,228,840
2007	509,457
2008	7,339
2009	7,714
2010 and thereafter	108,020

Total	$4,146,232

Note 12. Commitments and Contingencies

At December 31, 2004 and 2003, the bank maintained required reserve balances with the Federal Reserve Bank of Richmond approximating $1,842,000 and $1,756,000, respectively. The bank does not earn interest on such reserve balances.

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

	Contract Amount
Financial instruments whose contract amounts represent credit risk	2004	2003
Commitments to extend credit	$22,967,098	$29,973,506
Standby letters of credit	468,372	239,028

Total	$23,435,470	$30,212,534

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

Note 13. Shareholders’ Equity and Restrictions on Dividends

The primary source of funds for the dividends paid by Citizens Financial Corp. is dividends received from Citizens National Bank. Dividends paid by the bank are subject to restrictions by banking regulations. The most restrictive provision requires approval by the Office of the Comptroller of the Currency if dividends declared in any year exceed the year’s net income, as defined, plus the retained net profits of the two preceding years. At December 31, 2004, the net retained profits available for distribution to Citizens Financial Corp. as dividends without regulatory approval approximate $1,755,580 or 8.7% of consolidated net assets.

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

Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). We believe, as of December 31, 2004, that the bank meets all capital adequacy requirements to which it is subject.

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

The bank’s actual capital amounts and ratios, which are the same as those for the holding company on a consolidated basis, are presented in the following table (in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total Capital (to Risk Weighted Assets)	$21,400	14.18%	$12,073	8.00%	$15,092	10.00%
Tier I Capital (to Risk Weighted Assets)	20,022	13.27%	6,037	4.00%	9,055	6.00%
Tier I Capital (to Average Assets)	20,022	9.37%	8,547	4.00%	12,821	5.00%

As of December 31, 2003:
Total Capital (to Risk Weighted Assets)	$21,044	14.52%	$11,589	8.00%	$14,487	10.00%
Tier I Capital (to Risk Weighted Assets)	19,648	13.56%	5,795	4.00%	8,692	6.00%
Tier I Capital (to Average Assets)	19,648	9.49%	8,282	4.00%	12,423	5.00%

Note 14. Fair Value of Financial Instruments and Interest Rate Risk

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

Derivative Financial Instruments: The fair values of the interest rate swaps are based on quoted market prices of like products.

The carrying values and estimated fair values of the company’s financial instruments are summarized below:

	December 31, 2004		December 31, 2003
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and due from banks	$5,475,798	$5,475,798	$5,952,297	$5,952,297
Securities available for sale	53,038,545	53,038,545	60,077,178	60,077,178
Loans, net	145,422,688	141,660,996	134,311,352	139,712,494
Accrued interest receivable	1,118,499	1,118,499	1,096,486	1,096,486

Total financial assets	$205,055,530	$201,293,838	$201,437,313	$206,838,455

Financial liabilities:
Deposits	$165,300,652	$164,955,655	$161,548,549	$162,208,128
Short-term borrowings	22,510,155	22,510,155	22,066,301	22,066,301
Long-term borrowings	4,146,232	4,091,244	3,402,902	3,433,212
Accrued interest payable	243,908	243,908	266,048	266,048

Total financial liabilities	$192,200,947	$191,800,962	$187,283,800	$187,973,689

Financial Instruments:
Interest rate swaps and call options	$82,459	$82,459	$108,691	$108,691

The company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rare environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the company’s overall interest rate risk.

Note 15. Condensed Financial Statements of Parent Company

Information relative to the parent company’s balance sheets at December 31, 2004 and 2003, and the related statements of income and cash flows for the years ended December 31, 2004, 2003 and 2002, are presented below.

	December 31,
Balance Sheets	2004	2003
Assets
Cash	$2,654	$2,247
Investment in subsidiaries	20,220,127	20,476,167

Total assets	$20,222,781	$20,478,414

Shareholders’ equity

Common stock, $2.00 par value, 2,250,000 shares authorized, issued 750,000 shares	$1,500,000	$1,500,000
Additional paid-in capital	2,100,000	2,100,000
Retained earnings	19,650,112	18,965,862
Accumulated other comprehensive income	57,987	675,016
Treasury stock at cost, 126,087 and 118,622 shares, respectively	(3,085,318)	(2,762,464)

Total shareholders’ equity	$20,222,781	$20,478,414

	For the Years Ended December 31,
Statements of Income	2004	2003	2002
Income - dividends from subsidiary bank	$1,298,650	$1,571,515	$983,581
Expenses - operating	3,300	5,681	4,500

Income before equity in undistributed income of subsidiaries	1,295,350	1,565,834	979,081
Equity in undistributed income of subsidiaries	360,989	446,115	948,476

Net income	$1,656,339	$2,011,949	$1,927,557

	For the Years Ended December 31,
Statements of Cash Flows	2004	2003	2002
Cash Flows from Operating Activities
Net income	$1,656,339	$2,011,949	$1,927,557
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(360,989)	(446,115)	(948,476)
(Increase)/decrease in amount due from subsidiary	—	3,299	1,000

Cash provided by Operating activities	1,295,350	1,569,133	980,081

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Dividends paid to shareholders	(972,089)	(958,345)	(906,057)
Acquisition of treasury stock	(322,854)	(611,517)	(76,381)

Cash used in financing activities	(1,294,943)	(1,569,862)	(982,438)

Increase/(decrease) in cash	407	(729)	(2,357)

Cash:
Beginning	2,247	2,976	5,333

Ending	$2,654	$2,247	$2,976

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Citizens Financial Corp. and Subsidiaries

Elkins, West Virginia

We have audited the consolidated balance sheet of Citizens Financial Corp. and Subsidiaries as of December 31, 2004, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Citizens Financial Corp. and Subsidiaries for the years ended December 31, 2003 and 2002 were audited by other auditors whose report, dated January 9, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Financial Corp. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Yount, Hyde & Barbour, P.C.

Winchester, Virginia

January 7, 2005

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

PART III

Item 10. Directors and Executive Officers of the Registrant

The number of directors of the company may consist of not less than five nor more than 25 persons in accordance with the company’s Articles of Incorporation. The number of directors is fixed by resolution of a majority vote of shareholders and currently stands at ten. Among them, Mr. John A. Yeager, CPA, serves as the company’s audit committee financial expert. Mr. Yeager received his bachelor’s degree in accounting from West Virginia University in 1980 and has six years experience in public accounting. During that time Mr. Yeager gained experience in the audit of banks whose characteristics and complexity are similar to Citizens. Mr. Yeager also has served as controller for two nonbanking companies for approximately eighteen years. He has served on the board of directors of Citizens National Bank since April, 1999 and of Citizens Financial Corp. since April, 2003. His current term on the holding company board expires in April, 2006. The following table sets forth the names of all of the persons who have served as directors of Citizens Financial Corp. for the year ended December 31, 2004, their ages and principal occupations, their length of service to the company and the expiration of their present terms.

Name and Age	Principal Occupation During Past Five Years	Director Since (1)	Present Term Expires
Robert N. Alday	President,	September, 1986	April, 2006
89	Phil Williams
Coal Company

Max L. Armentrout	President, and	September, 1986	April, 2005 (2)
67	Chairman of the Board
Laurel Lands Corp.;
Chairman of the
Board, Citizens
Financial Corp.

William J. Brown	President, Hess	February, 2000	April, 2007
58	Oil Co., Inc.;

Edward L. Campbell	Co-Owner,	February, 2000	April, 2007
65	Retired, Campbell’s
Market

Name and Age	Principal Occupation During Past Five Years	Director Since (1)	Present Term Expires
John F. Harris	Retired,	September, 1986	April, 2005 (2)
77	Transportation
Industry; Senior
Vice President,
Citizens National Bank

Cyrus K. Kump	President,	June, 1992	April, 2006
58	Kump Enterprises;
Kerr Real Estate

Robert J. Schoonover	President and	April, 1998	April, 2007
65	Chief Executive
Officer, Citizens
Financial Corp.
and Citizens
National Bank

L. T. Williams	Consultant,	September, 1986	April, 2005 (2)
74	Retired, Elkins
Builders Supply

John A. Yeager, CPA	Controller,	April, 2003	April, 2006
46	Newlon’s International
Sales, LLC

(1)	All of the above named directors, with the exception of Mr. Alday, have also served as directors of Citizens National Bank for the past five years on a continuous basis. Mr. Alday has not served Citizens National Bank in any official capacity.
(2)	Messrs. Armentrout, Harris and Williams have been nominated to stand for reelection to an additional 3 year term expiring in April, 2008. Mr. Raymond L. Fair, who had served as a director and would have stood for reelection with Messrs. Armentrout, Harris and Williams, became deceased in 2004. In his place Mr. William T. Johnson, Jr. has been nominated for election to a 3 year term expiring in April 2008.

Mr. Johnson has served as an officer of the bank since 1978 and since 1995 has acted as the bank’s executive vice president. The bank’s current president, Mr. Robert J. Schoonover, has announced his intention to retire from that position on April 16, 2005 and Mr. Johnson has been nominated to fill that position.

Set forth below are the executive officers of Citizens Financial Corp., their age, present position and relations that have existed with affiliates and others during the past five years.

Name and Age	Present Position	Principal Occupation and Banking Experience During the Last Five Years
Max L. Armentrout	Chairman of	President and Chairman of
67	the Board	the Board, Laurel Lands Corp.;
Chairman of the Board,
Citizens Financial Corp.

Robert J. Schoonover	President and	President and Chief Executive
65	Chief Executive	Officer, Citizens Financial Corp. and
	Officer	Citizens National Bank

Thomas K. Derbyshire	Vice President	Senior Vice President and Chief Financial
46	and Treasurer	Officer, Citizens National Bank

Leesa M. Harris	Secretary	Senior Vice President and Trust Officer,
41		Citizens National Bank; Executive
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

Item 11. Executive Compensation

The executive officers of Citizens Financial Corp. serve without compensation from the company. They are, however, compensated by Citizens National Bank for serving as bank officers with the exception of Mr. Armentrout who is not employed by the bank. The following table sets forth the compensation of the company’s CEO for the years 2004, 2003 and 2002 as well as that of other officers who received total annual salary and bonus exceeding $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus		Other Annual Compensation (1) (2)
Robert J. Schoonover, President & CEO Citizens Financial Corp. and Citizens National Bank	2004 2003 2002	$129,732 122,538 106,235	$	— — —	$19,223 18,022 12,412

Thomas K. Derbyshire VP & Treasurer, Citizens Financial Corp. SVP & CFO, Citizens National Bank	2004	$106,539		$—	$4,172

(1)	The bank’s group life and health insurance program, which is paid for by the bank, is made available to all full-time employees and does not discriminate in favor of directors or officers; however, in accordance with IRS Code Section 79, the cost of group term life insurance coverage for an individual in excess of $50,000 is added to the individual’s earnings and is included in this figure. Also included in this figure, are board fees earned, the company’s contributions to the individual’s 401(k) retirement savings program to which the individual has a vested interest and taxable income resulting from participation in a bank sponsored split dollar life insurance program used to fund the executive and director supplemental retirement plan.
(2)	The bank’s contributions to the pension plan, a defined benefit plan, are not and cannot be calculated separately for specific participants. No contributions were made by the bank in the years presented. The bank’s executive supplemental income as well as its executive and director supplemental retirement plan provides retirement benefits conditioned upon continued employment until retirement or the satisfaction of early retirement criteria. Participants are deemed to receive no compensation until such conditions are satisfied.

Neither the company nor the bank maintain any form of stock option, stock appreciation rights, or other long-term compensation plans. Directors of the registrant are compensated for meetings attended in the amount of $100 per meeting. Directors of the bank receive $618 per meeting. Under normal circumstances, the Board of Citizens Financial Corp. meets quarterly while the Citizens National Bank Board meets monthly. Directors who are members of the bank’s loan committee, which meets weekly, receive $720 per month. In addition, the chairman of Citizens Financial Corp. is paid $2,083 per month by the bank, while the senior vice-president of the bank receives $1,750 monthly for his services. No employment contracts or change in control arrangements exist between any executive officer and the registrant, or it’s subsidiaries.

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

Pension Benefits

Citizens Financial Corp. and Citizens Financial Services, LLC, having no employees, have no retirement program, but Citizens National Bank has a pension program for its eligible employees. This pension plan is a qualified retirement plan and is available to all employees, including officers, who meet the eligibility requirements. Directors do not participate in this plan. Pensions for all participants are based on five-year average final compensation. Annual compensation for the pension plan includes overtime pay and bonuses. Credits are received for each year of participation at the following rates: 1 percent of the first $9,600.00 of the 5-year average final compensation and 1.5 percent of such average final compensation in excess of $9,600.00, all multiplied by years of service up to a 25-year maximum. The pension benefits are payable to participants on a monthly basis in the form of a joint and 50 percent survivor annuity for all married participants who do not elect otherwise, or in the form of a single life annuity for all other participants or survivors. Joint and 100 percent survivorship, single life annuity or 120 payments guaranteed are other optional forms of distribution.

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

The estimated credited years of service for the executive officers of Citizens Financial Corp. in the pension plan of Citizens National Bank are as follows:

Years of Credited Service*
Robert J. Schoonover	31
Thomas K. Derbyshire	13

*	Max L. Armentrout is not a participant in the pension plan of Citizens National Bank.

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

Executive and Director Supplemental Retirement Plan

As explained in Note 10, effective January 1, 2003, the bank entered into a nonqualified executive and director supplemental retirement plan with its directors and those officers who qualified. A copy of the plan is incorporated herein by reference to Exhibit 10 contained in the company’s Form 10-K dated December 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The company has no shareholder who is the beneficial owner of more than 5% of the company’s common stock, the only class of stock outstanding, as of February 28, 2005.

The following table sets forth the amount and percentage of stock of Citizens Financial Corp. beneficially owned by each director and executive officer of the company, and by all directors and executive officers as a group, as of February 28, 2005.

	Shares of Stock Beneficially Owned					Percent of Ownership
Name	Direct	Indirect		Total
Robert N. Alday	500	20,200	(1)	20,700		3.32%
Max L. Armentrout	24,310	4,000	(2)	28,310		4.54%
William J. Brown	750	750	(3)	1,500.24%
Edward L. Campbell	500	150	(4)	650.10%
John F. Harris	500	5,500	(5)	6,000.96%
Cyrus K. Kump	500	2,200	(6)	2,700.43%
Robert J. Schoonover	500	100	(7)	600.10%
L. T. Williams	1,750	0		1,750.28%
John A. Yeager	1,675	0		1,675.27%
Thomas K. Derbyshire	70	0		70.01%

Directors and executive officers of the Bank	4,833	7,200		12,033	(8)	1.93%
All Directors and executive officers as a group	35,888	40,100		75,988		12.18%

(1)	Mr. Alday’s indirect ownership includes 6,800 shares owned by his wife and 13,400 shares which he votes for the Phil Williams Coal Company.
(2)	These 4,000 shares are owned by Mr. Armentrout’s wife.
(3)	Includes 250 shares owned jointly with his wife and 500 shares held in custody for their children.
(4)	Includes 100 shares owned jointly with his wife and 50 shares owned by his wife.
(5)	These 5,500 shares are owned jointly with his wife.
(6)	Includes 1,200 shares owned by his wife and 1,000 shares held in custody for their children.
(7)	These 100 shares are owned jointly with his wife.
(8)	This figure represents the ownership of persons who are directors or officers (vice president or higher) of the subsidiary bank but not of the company. Such persons number fifteen.

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

As of December 31, 2004, outstanding loan balances to related parties totaled $3,316,000 or 16.40 percent of equity capital with unused lines of credit of $4,776,000 or 23.62 percent of the equity capital of Citizens Financial Corp. outstanding to these parties.

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

Item 14. Principal Accountant Fees and Services

As disclosed in our Form 8-K filing dated November 26, 2003, we changed principal accountants in 2004 with the engagement of Yount, Hyde and Barbour. Arnett and Foster, P.C., acted as our principal accountants prior to 2004. Fees for services provided by our principal accountants are provided below:

	2004	2003
Audit Fees	$36,500	$51,300
Audit-Related Fees	100	875
Tax Fees	3,200	3,950
All Other Fees	2,040	—

Audit fees consist of fees for professional services rendered for the audit of the Company’s financial statements and review of financial statements included in the Company’s quarterly reports. Audit-related fees are primarily related to consultations concerning financial accounting and reporting standards. Tax fees consist of compliance fees for the preparation of original tax returns and fees for tax consulting services. All other fees incurred in 2004 were for expenses related to the change in accountants and for one educational seminar sponsored by Yount, Hyde and Barbour and presented by a third party educational service company.

The Audit Committee Charter requires that the audit committee pre-approve all audit and non-audit services to be provided to Citizens by the independent accountants; provided, however, that the audit committee may specifically authorize its chairman to pre-approve the provision of any non-audit service to the company. Further, the foregoing pre-approved policies may be waived, with respect to the provision of any non-audit services consistent with the exceptions for federal securities law. All of the audit, audit related, and tax services described above were pre-approved by the audit committee.

Part IV

Item 15. Exhibits, Financial Statements Schedules

(a)	(1) and (2) Financial Statements and Financial Statement Schedules. All financial statements and financial statement schedules required to be filed by Item 8 of this Form or by Regulation S-X which are applicable to the registrant have been presented in the financial statements, notes thereto, in management’s discussion and analysis of financial condition and results of operations or elsewhere where appropriate.

(3) Listing of Exhibits - see Index to Exhibits on page 63.

(b)	Exhibits required by item 601 of Regulation S-K-all applicable exhibits have been filed as detailed in the Index to Exhibits which follows. Exhibits contained in item 601 of Regulation S-K but not contained in the following Index are not applicable or are not required in Form 10-K.

Index to Exhibits

Description	S-K 601 Table Reference		Sequential Page Number
Articles or incorporation and bylaws:
(i) Articles of Incorporation	3	(i)	(d	)
(ii) Bylaws	3	(ii)	(c	)
Instruments defining the rights of security holders	4		(f	)
Material contracts	10		(b	)
Statement Re: Computation of per share earnings	11		(a	)
Statements Re: Computation of ratios	12		(a	)
Annual report to security holders	13		(g	)
Code of ethics	14		(e	)
Letter re: change in certifying accountant	16		(h	)
Subsidiaries of the registrant	21		69
Published report regarding matters submitted to vote of security holders	22		70,71
Consents of experts and counsel	23		72,73
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	31	(a)	66
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	31	(b)	67
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	32	(a)	74
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	32	(b)	75

(a)	The computation of minimum standard capital ratios, which are shown on page 52 of this filing, was done as specified in applicable regulatory guidelines. All other ratios presented may be clearly determined from the material contained in this filing.
(b)	The Bank’s Executive Supplemental Income Agreement as previously filed on pages 74 - 80 of its Form 10-K dated December 31, 1995 and thereafter amended and filed on page 62 of the company’s Form 10-K dated December 31, 1996, is incorporated by reference into this filing. Also incorporated by reference is the company’s Purchase and Assumption Agreement with South Branch Valley National Bank for the purchase of its banking facilities, assets and liabilities located in Petersburg, West Virginia dated December 17, 1999 and filed on pages 71-113 of the company’s Form 10-K dated December 31, 1999.
(c)	The company’s bylaws, which were previously filed on pages 64-71 of its Form 10-K dated December 31, 1998, are incorporated by reference into this filing.
(d)	The company’s Articles of Incorporation, which were previously filed on pages 66-70 of its Form 10-K dated December 31, 1999, are incorporated by reference into this filing.
(e)	The company’s Code of Ethics, which is applicable to all employees of the Company and its subsidiaries, including the principal executive officer and principal accounting officer, has been made available on the company’s website, www.cnbelkins.com, and is, therefore, not filed as part of this Form 10-K.
(f)	The rights of security holders are defined in the Articles of Incorporation which were previously filed as per (d) above.
(g)	As a Section 15(d) filer, four complete copies of the annual report to security holders and related proxy materials have been furnished to the Commission in paper format concurrent with the filing of this report. These four copies are not deemed “filed”, however.

h)	The Company’s Form 8-K dated November 26, 2003 as well as its Form 8-K/A dated December 3, 2003 concerning a change in certifying accountants in 2004 are incorporated by reference into this filing.

(c)	Consolidated Financial Statement Schedules – All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or pertain to items as to which the required disclosures have been made elsewhere in the financial statements and notes thereto, and therefore have been omitted.

Signatures

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Financial Corp.

By	/s/ Robert J. Schoonover
Robert J. Schoonover
President and Chief Executive Officer

Date: 3/9/05

By	/s/ Thomas K. Derbyshire
Thomas K. Derbyshire
Treasurer and Principal Financial Officer

Date: 3/9/05

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Max L. Armentrout Max L. Armentrout	Chairman of the Board and Director	3/9/05

	Director	________
Robert N. Alday

/s/ William J. Brown	Director	3/10/05
William J. Brown

/s/ Edward L. Campbell	Director	3/10/05
Edward L. Campbell

	Director	________
John F. Harris

/s/ Cyrus K. Kump	Director	3/9/05
Cyrus K. Kump

/s/ Robert J. Schoonover	Director	3/9/05
Robert J. Schoonover

/s/ L. T. Williams	Director	3/9/05
L. T. Williams

/s/ John A. Yeager	Director	3/9/05
John A. Yeager

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO

SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES

PURSUANT TO SECTION 12 OF THE ACT

The entire annual report and proxy materials mailed to the company’s stockholders has been furnished to the Commission for its information under separate cover, in paper format, concurrent with submission to stockholders on March 11, 2005.