Form 10-Q
period 2005-03-31
CITIZENS FINANCIAL CORP/DE/
filed 2005-05-12
CIK 764156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2005
Common Stock ($2 par value)	620,813

This report contains 27 pages.

FORM 10-Q

CITIZENS FINANCIAL CORP.

Quarter Ended March 31, 2005

PART I ITEM I - FINANCIAL INFORMATION

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	March 31, 2005	Dec. 31, 2004
	(Unaudited)	*
ASSETS
Cash and due from banks	$4,821	$5,476
Federal funds sold	298	—
Securities available for sale	57,559	53,038
Loans, less allowance for loan losses of $1,447 and $1,378, respectively	143,207	145,423
Premises and equipment	4,208	4,224
Accrued interest receivable	1,146	1,118
Other assets	4,446	4,504

Total Assets	$215,685	$213,783

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$23,890	$23,462
Interest bearing	147,089	141,839

Total deposits	170,979	165,301
Short-term borrowings	19,445	22,510
Long-term borrowings	3,462	4,146
Other liabilities	1,820	1,603

Total liabilities	195,706	193,560

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, $2.00 par value, authorized 2,250,000 shares, issued 750,000 shares	1,500	1,500
Additional paid in capital	2,100	2,100
Retained earnings	19,838	19,650
Accumulated other comprehensive income/(loss)	(374)	58
Treasury stock at cost, 126,087 shares	(3,085)	(3,085)

Total shareholders’ equity	19,979	20,223

Total Liabilities and Shareholders’ Equity	$215,685	$213,783

*	From audited financial statements.

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of dollars, except per share data)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$2,465	$2,294
Interest and dividends on securities:
Taxable	392	460
Tax-exempt	82	82
Interest on federal funds sold	26	5

Total interest income	2,965	2,841

INTEREST EXPENSE
Interest on deposits	691	647
Interest on short-term borrowing	90	61
Interest on long-term borrowing	25	23

Total interest expense	806	731

Net interest income	2,159	2,110
Provision for loan losses	103	90

Net interest income after provision for loan losses	2,056	2,020

NONINTEREST INCOME
Trust department income	51	33
Brokerage fees	22	14
Service fees	171	165
Insurance commissions	1	5
Security gains/(losses)	—	19
Secondary market loan fees	14	9
Other	64	62

Total noninterest income	323	307

NONINTEREST EXPENSE
Salaries and employee benefits	968	871
Net occupancy expense	85	65
Equipment rentals, depreciation and maintenance	118	113
Data processing	166	135
Director fees	56	57
Postage	44	51
Professional service fees	59	45
Stationery	40	37
Software expense	66	25
Other	229	225

Total noninterest expenses	1,831	1,624

Income before income taxes	548	703
Income tax expense	173	169

Net income	$375	$534

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of dollars, except per share data)

(Continued)

Basic and fully diluted earnings per common share	$.60	$.85

Weighted average shares outstanding	623,913	631,378
Dividends per common share	$.30	$.30

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

	Three Months Ended March 31
	2005	2004
	(Unaudited)
Net income	$375	$534

Other comprehensive income:
Gross unrealized gains/(losses) arising during the period	696	226
Adjustment for income tax (expense)/benefit	(264)	(86)

	432	140

Less: Reclassification adjustment for (gains)/losses included in net income	—	(19)
Adjustment for income tax expense/(benefit)	—	7

	—	(12)

Other comprehensive income, net of tax	432	128

Comprehensive income	$807	$662

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands of dollars)

	Three Months Ended March 31, 2005 and 2004
	(unaudited)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Share - holders’ Equity
	Shares	Amount
Balance, January 1, 2005	750,000	$1,500	$2,100	$19,650	$58	$(3,085)	$20,223
Net income				375			375
Net change in unrealized gain/loss on securities					(432)		(432)
Cash dividends declared ($.30 per share)				(187)			(187)

Balance March 31, 2005	750,000	$1,500	$2,100	$19,838	$(374)	$(3,085)	$19,979

Balance, January 1, 2004	750,000	$1,500	$2,100	$18,966	$675	$(2,762)	$20,479
Net income				534			534
Net change in unrealized gain on securities					128		128
Cash dividends declared ($.30 per share)				(190)			(190)

Balance March 31, 2004	750,000	$1,500	$2,100	$19,310	$803	$(2,762)	$20,951

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net Income	$375	$534
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	103	90
Depreciation and amortization	98	92
Amortization and (accretion) on securities	55	69
(Gain)/loss on sale of securities	0	(19)
(Gain)/loss on sale of OREO	0	6
(Increase)/decrease in accrued interest receivable	(28)	(4)
(Increase)/decrease in other assets	55	46
Increase/(decrease) in other liabilities	482	205

Cash provided by operating activities	1,140	1,019

Cash flows from investing activities:
Principal payments, available for sale securities	454	619
Proceeds from sales of available for sale securities	279	978
Proceeds from maturities and calls, available for sale securities	1,815	3,760
Purchases of available for sale securities	(7,819)	(200)
Purchases of premises and equipment	(81)	(423)
Purchase of real estate	0	(105)
Proceeds from sale of other real estate owned	0	60
(Increase)/decrease in loans	2,113	(946)

Cash provided by/(used in) investing activities	(3,239)	3,743

Cash flows from financing activities:
Cash dividends paid	(187)	(190)
Increase/(decrease) in short-term borrowing	(3,065)	(7,175)
Repayment of long-term borrowing	(684)	(417)
Increase/(decrease) in time deposits	4,476	2,281
Increase/(decrease) in other deposits	1,202	1,504

Cash provided by/(used in) financing activities	1,742	(3,997)

Net increase/(decrease) in cash and cash equivalents	(357)	765
Cash and cash equivalents at beginning of period	5,476	5,952

Cash and cash equivalents at end of period	$5,119	$6,717

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$785	$746
Income taxes	$22	$4

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

The condensed consolidated statements contained herein include the accounts of Citizens Financial Corp. and its wholly-owned subsidiaries Citizens National Bank (“the bank”) and Citizens Financial Services, LLC. All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens’ 2004 Annual Report to Shareholders and Form 10-K.

NOTE 2 - RECLASSIFICATIONS

Certain accounts in the condensed consolidated financial statements for 2004, as previously presented, have been reclassified to conform with current year classifications.

NOTE 3 - SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2005 and December 31, 2004 are summarized as follows (in thousands):

	March 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
	(Unaudited)
Available for sale:
U.S. Government agencies and corporations	$39,279	$65	$558	$38,786
Mortgage backed securities - U.S. Government agencies and corporations	7,483	3	131	7,355
Corporate debt securities	2,074	0	48	2,026
Tax exempt state and political subdivisions	8,701	109	42	8,768
Federal Reserve Bank stock	108	0	0	108
Federal Home Loan Bank stock	516	0	0	516

Total securities available for sale	$58,161	$177	$779	$57,559

	December 31, 2004*
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
			*
Available for sale:
U.S. Government agencies and corporations	$34,535	$174	$178	$34,531
Mortgage-backed securities - U.S. Government agencies and corporations	6,441	11	75	6,377
Corporate debt securities	3,087	5	34	3,058
Tax exempt state and political subdivisions	7,979	203	13	8,169
Federal Reserve Bank stock	108	0	—	108
Federal Home Loan Bank stock	795	0	—	795

Total securities available for sale	$52,945	$393	$300	$53,038

The tables below provide summaries of securities available for sale which were in an unrealized loss position at March 31, 2005 and December 31, 2004. As of March 31, 2005, these securities had a total fair value of $38,900,000 and carried unrealized losses of $779,000, or 2.00%. Of these securities, $2,974,000 of mortgage backed securities issued by U.S. government agencies and corporations with unrealized losses of $90,000 have been in a continuous loss position for the past twelve months. We believe these unrealized losses are the result of changing interest rates and that the implied faith and credit of the U.S. Government which the issuers enjoy, along with our intent and ability to hold the investments to maturity, provide strong evidence that we will fully recover our investment. In addition, no losses have been recognized on the $27,318,000 of securities that carried unrealized losses at December 31, 2004.

	March 31, 2005
	Securities Available for Sale
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$29,526	$558	$0	$0	$29,526	$558
Mortgage backed securities - U.S. Government agencies and corporations	2,658	41	2,974	90	5,632	131
Federal Reserve Bank stock	0	0	0	0	0	0
Federal Home Loan Bank stock	0	0	0	0	0	0
Corporate debt securities	2,025	48	0	0	2,025	48
Tax exempt state and political subdivisions	1,717	42	0	0	1,717	42

Total securities available for sale	$35,926	$689	$2,974	$90	$38,900	$779

	December 31, 2004
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$19,381	$178	$—	$—	$19,381	$178
Mortgage backed securities - U.S. Government agencies and corporations	841	3	3,673	72	4,514	75
Federal Reserve Bank stock	—	—	—	—	—	—
Federal Home Loan Bank stock	—	—	—	—	—	—
Corporate debt securities	2,052	34	—	—	2,052	34
Tax exempt state and political subdivisions	1,370	13	—	—	1,370	13

Total securities available for sale	$23,644	$228	$3,673	$72	$27,317	$300

The maturities, amortized cost and estimated fair values of the bank’s securities at March 31, 2005 are summarized as follows (in thousands):

	Available for sale
	Amortized Cost	Estimated Fair Value
Due within 1 year	$9,656	$9,668
Due after 1 but within 5 years	46,695	46,066
Due after 5 but within 10 years	1,187	1,201
Due after 10 years	0	0
Equity securities	624	624

	$58,161	$57,559

Mortgage backed securities have remaining contractual maturities ranging from 21 months to 11.25 years and are reflected in the maturity distribution schedule shown above based on their anticipated average life to maturity, which ranges from 1.05 to 5.91 years. The company’s equity securities are required to be held for membership in the Federal Reserve and Federal Home Loan Bank and are shown at cost since they may only be sold to the respective issuer or another member at par.

The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the three month periods ended March 31, 2005 and 2004 are as follows (in thousands):

	Proceeds From			Gross Realized
	Sales	Calls and Maturities	Principal Payments	Gains	Losses
March 31, 2005:
Securities available for sale	$279	$1,815	$454	$0	$0

March 31, 2004:
Securities available for sale	$978	$3,760	$619	$19	$0

At March 31, 2005 and December 31, 2004 securities with an amortized cost of $26,514,000 and $26,557,000, respectively, with estimated fair values of $26,230,000 and $26,629,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

As of March 31, 2005, our securities portfolio contained no concentrations within any specific industry or issurer. A concentration did exist at December 31, 2004 when securities of companies engaged in the banking and financial services sector had an approximate amortized cost of $2,305,000 and an estimated fair value of $2,291,000. There were, however, no concentrations within any one issuer.

*	From audited financial statements.

NOTE 4 - LOANS

Total loans are summarized as follows (in thousands):

	March 31, 2005	December 31, 2004
	(Unaudited)	*
Commercial, financial and agricultural	$22,983	$23,831
Real estate - construction	9,950	8,759
Real estate - mortgage	100,349	101,083
Installment loans	10,033	10,734
Other	1,420	2,472

Total loans	144,735	146,879
Net deferred loan origination fees and costs	(81)	(78)

Total	144,654	146,801
Less allowance for loan losses	1,447	1,378

Loans, net	$143,207	$145,423

*	From audited financial statements

At March 31, 2005 our recorded investment in impaired loans was $814,000. The valuation allowance assigned to these loans totaled $264,000. Our average investment in the impaired loans was $809,000 during the quarter. The amount of interest income recorded on them in the first quarter was $17,000 while the amount of interest collected was $14,000.

Impaired loans at December 31, 2004 were $48,000.

Loans in a nonaccrual status were $1,000 and $0 at March 31, 2005 and December 31, 2004, respectively.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Analyses of the allowance for loan losses are presented below (in thousands):

	Three Months Ended March 31,
	2005	2004
Balance at beginning of period	$1,378	$1,396

Loans charged off:
Commercial and industrial	0	0
Real estate - mortgage	0	0
Consumer and other	43	20

Total	43	20

Recoveries:
Commercial and industrial	0	2
Real estate - mortgage	1	0
Consumer and other	8	6

Total recoveries	9	8

Net losses	34	12

Provision for loan losses	103	90

Balance at end of period	$1,447	$1,474

NOTE 6 - DEPOSITS

The following is a summary of interest bearing deposits by type (in thousands):

	March 31, 2005	December 31, 2004
	(Unaudited)	*
Interest bearing checking	$32,396	$31,231
Money market accounts	7,042	7,000
Savings accounts	26,229	26,662
Certificates of deposit under $100,000	50,984	48,619
Certificates of deposit of $100,000 or more	30,438	28,327

Total	$147,089	$141,839

*	From audited financial statements

NOTE 7 - BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase (repurchase agreements) and, when required, overnight advances under a line of credit with the Federal Home Loan Bank of Pittsburgh (FHLB). No such overnight advances were outstanding at March 31, 2004 while $3,430,000 was outstanding at December 31, 2004.

Long-term borrowings are also obtained from the FHLB and are used to finance specific lending activities.

NOTE 8 - EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost of our pension and other benefit plans are presented below (in thousands):

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$3	$25	$6	$7
Interest cost	7	63	8	8
Expected return on plan assets	11	(88)	0	0
Net amortization and deferral	0	0	4	4

Net periodic (benefit) cost	$21	$0	$18	$19

Pension data for the year 2005, as presented above, is based on available preliminary actuarial data. An updated actuarial report is expected to be received during the second quarter. Net periodic expense, or benefit as the case may be, will be adjusted at that time. As described in our year-end 2004 financial statements, we expect to contribute approximately $65,000 to our pension plan in 2005. No contributions are expected to be made to our other postretirement plans, however.

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

Financial instruments whose contract amounts represent credit risk (in thousands)	March 31, 2005	December 31, 2004
	(unaudited)	*
Commitments to extend credit	$23,543	$29,967
Standby letters of credit	479	468

Total	$24,022	$23,435

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

NOTE 11 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the three months ended March 31, 2005 and 2004 the weighted average number of shares were 623,913 and 631,378, respectively. During the periods ended March 31, 2005 and 2004 the company did not have any dilutive securities.

Part 1 Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and results of operations of Citizens Financial Corp. and its subsidiaries, Citizens National Bank of Elkins, and Citizens Financial Services, LLC, for the periods indicated. It should be read in conjunction with the consolidated financial statements and accompanying notes thereto, which are included elsewhere in this document. Readers are also encouraged to obtain our Annual Report on Form 10-K for additional information. You may obtain our Form 10-K through various internet sites including www.cnbelkins.com.

Description of Business

Citizens Financial Corp. is a $216 million Delaware corporation headquartered in Elkins, WV. From there our wholly-owned subsidiary, Citizens National Bank of Elkins, provides loan, deposit, trust, brokerage and other banking and banking related services to customers in northcentral and eastern West Virginia and nearby areas through six branch offices. Our other subsidiary, Citizens Financial Services, LLC, is inactive and has no assets or liabilities. We conduct no business other than the ownership of these two subsidiaries.

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

RECENT ACCOUNTING PRONOUNCEMENTS

No accounting pronouncements were issued during the first quarter of 2005 which are expected to have a material impact on Citizens. Readers may refer to our December 31, 2004 Form 10-K, or our 2004 annual report to shareholders, for a discussion of significant new pronouncements issued during 2003 and 2004.

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

OVERVIEW

Following 2004, when loans grew by $11.1 million but deposits only increased $3.8 million, we made a determined effort to raise deposits in the first quarter. Specifically, we sought to increase certain longer term time deposits in order to lock in our funding cost in a rising interest rate environment. This effort was very successful as time deposits increased nearly $4.5 million helping to push total deposits up by $5.7 million to $170,979,000. Moreover, the cost of this deposit growth was less than we would have incurred had we borrowed the funds.

Our anticipation is for another year of strong loan demand. During the first quarter, however, delays in loan closing and several loan payoffs caused gross loans to decrease by $2,144,000. This does not reflect the true level of loan demand as several million dollars of loan commitments existed at quarter-end and total loans actually increased several million dollars shortly after the balance sheet date.

As a result of this temporary decrease in loans, much of our deposit inflow was invested in short-term securities which will allow us to benefit from rising interest rates and fund future loan activity.

Despite the success of our deposit campaign, net income for the quarter fell from $534,000 to $375,000 due to an increase in noninterest expense. This was the result of costs in the area of personnel, data processing and software programs that we utilize. This lower income resulted in a ROA of .70% for the quarter compared to 1.03% in the first quarter of last year. Per share earnings also fell by $.25 to $.60. A more detailed discussion of the factors influencing our results of operations and financial condition follows.

RESULTS OF OPERATIONS

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

For the quarter, net interest income totaled $2,159,000, $49,000, or 2.3%, more than in the first quarter of 2004. On a tax-equivalent basis, net interest income was $2,212,000. Our net interest margin, which relates net interest income to our earning asset base, was 4.39% for the quarter and 4.44% in the first quarter of last year.

During the past twelve months we have seen significant changes in both balance sheet composition and interest rates, the two major variables which determine net interest income. Over that time our earning asset base has grown by $8.5 million to $204,205,000 and our interest bearing liabilities rose $8.1 million to $172,399,000. The positive result of this growth was largely offset by the effects of rising interest rates, however. This is because the cost of our interest bearing liabilities increased 15 basis points to 1.90% while the yield on our earning assets only went up 5 basis points to 5.99%.

Currently, most economists are of the opinion that interest rates will continue to rise throughout the year. A discussion of the effect changing interest rates might have on our earnings is presented later in this report.

PROVISION FOR LOAN LOSSES

The provision for loan losses is management’s estimate of the amount which must be charged against current earnings in order to maintain the allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated based on quarterly evaluations of the loan portfolio. The provision for loan losses was $103,000 during the first quarter of 2005 and $90,000 during the first quarter of 2004. The factors which we consider in establishing the provision for loan losses, and in analyzing the allowance for loan losses, are discussed later in the Allowance for Loan Losses section of this report.

NONINTEREST INCOME

Noninterest income of $323,000 during the quarter was nearly stable when compared to the first quarter of 2004 when the total was $307,000. The primary improvement was in trust income which increased $18,000 due to an increase in assets under management. This was offset, however, by the fact that we recognized $19,000 in security gains during the first quarter of 2004 while no security gains or losses were recorded in the first quarter of 2005. Noninterest income includes all revenues other than interest and fee income related to earning assets.

NONINTEREST EXPENSE

Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Total noninterest expense of $1,831,000 for the quarter was 12.7% more than in the first quarter of last year. This increase is the main contributor to this quarters’ lower earnings.

The largest increase may be found in salaries and benefits, which rose $97,000, or 11.1%. Salary increases make up $33,000 of this. The remainder is the result of higher benefit costs. Our group medical plan, which is partially self-funded, incurred higher claims causing group insurance costs to rise $42,000. In addition, our pension plan has not resulted in expense under applicable accounting standards for a number of years but is expected to do so in 2005. Therefore, we accrued $21,000 in the first quarter based on current estimates.

Other significant increases occurred in data processing and software expenses. All of our primary data processing functions are outsourced to third parties. The cost of those services increased $31,000 to $166,000 following last year’s upgrades to our teller and new accounts systems and the unveiling of our internet banking service. Software expenses are closely related to data processing and include the purchase, licensing, maintenance and support fees for software programs we use. These costs also increased following last year’s upgrades.

Among the other categories of noninterest expense professional service fees increased by $14,000 to $59,000 largely due to the initial costs of meeting regulatory requirements including the Sarbanes-Oxley Act of 2002.

Historically, our noninterest expenses have exceeded our peer average due to our branch structure. Although we recently received approval to establish an additional branch, we have not committed to acting on that approval pending further consideration of market potential and operating costs. We do expect to install check imaging systems later this year which should provide long-term savings. We are also in the process of renegotiating our main data processing service contract which will expire in January, 2006.

INCOME TAXES

Our provision for income taxes includes both federal and state income taxes and totaled $173,000 for the quarter, which is a 31.6% effective tax rate. With the exception of interest earned on loans to and bonds of municipal bodies and the income on certain life insurance policies, all of our income is taxable. The alternative minimum tax has not had an impact on us.

FINANCIAL CONDITION

LOAN PORTFOLIO

After growing by $11.1 million in 2004, we expected loan demand to be strong again in 2005. However, delays in loan closings, and the movement of approximately $396,000 in residential and $600,000 in commercial real estate loans to our secondary market program, suppressed loan totals in the first quarter. Total loans at March 31 were $144,735,000 which is $2,144,000 less than at year-end. Shortly after quarter-end, however, several million dollars of new loans closed increasing total loans at over $146 million.

Similar to last year our strongest loan demand has come in the nonresidential real estate area. This reflects expansion in local business activity, particularly at resort locations near our Snowshoe branch, as well as our preference for real property collateral. The Snowshoe activity is especially evident in our construction lending which increased $1.2 million to $10 million.

Residential real estate lending has been steady. Loans for 1-4 family homes total $54.3 million, down from $55.2 million at year-end. Nearly all of these loans carry adjustable interest rates which have not been favored in low interest rate environments. While the alternative fixed rate loans have become more costly due to rising rates, they still offer protection against future rate increase and provide borrowers with the comfort of knowing they are insulated from interest rate risk. For customers who desire these features our fixed rate mortgages have been very popular. Because these loans are not retained in our portfolio, they do not increase our outstanding loan balances. Originations of these loans totaled $3.7 million during the quarter.

At $23.0 million, our commercial loan total is nearly unchanged from year-end. While commercial activity continues to expand in our area most of our commercial loans carry real property as the primary form of collateral and are classified as nonresidential real estate loans. Therefore, we do not expect significant growth in this portfolio.

Consumer lending fell $701,000 in the first quarter continuing a trend we have experienced for several years. Because most of our consumer loans are for the purchase of vehicles, the credit plans offered by auto manufacturers and their financing aims have reduced our consumer loan market. While the auto companies have not been as aggressive in offering these plans as they once were, the market erosion we have encountered remains. In addition, consumer behavior has been changed by other factors such as readily available credit card access and the use of home equity lines of credit. While we do not compete in the credit card arena, we do have a successful home equity product with $8.1 million outstanding. We typically promote these lines of credit during the spring and summer months.

In addition to these factors internal changes have also impacted our loan activity, especially in the residential and consumer areas. Since November of last year, we have replaced the managers at two of our branches resulting in the loss of experience as well as the ability to immediately develop new business. Our current personnel are progressing well and we hope to overcome this challenge shortly. To further enhance this effort, we intend to implement a new business development program at all of our locations during the second quarter.

CREDIT QUALITY AND ALLOWANCE FOR LOAN LOSSES

We maintain our allowance for loan losses at a level we consider adequate to provide for losses that we believe to be inherent in the loan portfolio. This determination is based on quarterly evaluations in which a specific analysis and a pooled analysis are computed. The specific analysis is used to individually assign an allowance to larger balance, nonhomogenous loans; typically commercial loans. The pooled analysis is used to quantify the loss on pools of smaller balance, homogenous loans such as residential mortgages and consumer loans. The pooled analysis considers such factors as historical loss experience, delinquency levels, current and anticipated economic conditions, concentrations of credit and changes in lending policies and staff. Because these analyses determine the adequacy of the allowance for loan losses they also determine the provision for loans losses that must be charged to earnings.

At March 31, 2005, our allowance for loan losses was $1,447,000, or 1.00% of gross loans; an amount we believe is adequate based on our analysis. This includes $301,000 for losses assigned to loans specifically analyzed. The remainder of the allowance is assigned to pooled losses and includes $375,000 for loan concentrations in the automobile dealer, lumber, and hotel/motel industries. Impaired loans of $814,000 carried an allowance of $264,000.

Through the first three months of the year net charge-offs have totaled $34,000 while provisions for loan losses were $103,000. Loans past due 30 days or more were 2.87% of total loans while nonaccrual loans totaled just $1,000.

While we believe our analysis is comprehensive and our allowance is adequate, there can be no assurance that additional provisions for loan losses will not be required in the future as a result of changes in the assumptions which underlie our estimates and judgments, changes in economic conditions, or to the circumstances of particular borrowers.

SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD

The bank’s securities portfolio uses funds not needed to satisfy loan demand to improve earnings while at the same time providing liquidity and balancing interest sensitivity concerns. All securities are classified as available for sale.

Available for sale securities are shown on the balance sheet at their estimated fair value, which was $57,559,000 at March 31. Because we maintain a short maturity ladder in our portfolio, many of our securities were purchased in the last few years when interest rates were at historic lows. Recent rises in interest rates have caused the fair value of the portfolio to now be less than its $58,161,000 amortized cost. This, however, has had no impact on income as none of our securities are other than temporarily impaired and we have the intent and ability to hold our securities until such time as our investment is fully recovered. Our portfolio continues to be comprised of U.S. Agency securities, bank qualified municipal debt, government agency backed mortgage securities and investment grade corporate debt.

Despite this decrease in the fair value of many of our securities the total fair value at March 31 of $57,559,000 was $4,521,000 more than at year-end as security purchases exceeded maturities, calls and paydowns. Total purchases during the quarter of $7,819,000 were higher than anticipated as our strong deposit growth exceeded loan funding and made funds available for security purchases. These investments were made in short-term securities which should, to the extent needed, allow us to fund future loan demand and, if reinvested in securities, allow us to take advantage of higher interest rates in the future. The average life of our portfolio remains short at just 2.30 years.

Because the funding of some loans was delayed, our average balance in overnight investments of $4.0 million was higher than usual. Typically, we try to minimize our involvement in overnight funds sold due to their lower yield. In this case, however, this was not particularly damaging to income due to the flatness of the yield curve. Overnight borrowings were low averaging $136,000 during the quarter.

DEPOSITS AND OTHER FUNDING SOURCES

As noted in our overview, efforts to raise deposits were very successful in the first quarter. Total deposits increased $5,678,000, or 3.4%, to $170,979,000 this quarter. Most of this was in interest bearing deposits where time deposits rose $4.5 million. On an annualized basis deposit growth approximated 13.6%.

This successful effort was the result of a program that combines unique product features with selective competitive pricing strategies. By following these practices we not only attracted significant amounts of mid and long-term deposits, but reduced our expected exposure to rising interest rates and avoided the upward repricing of our existing time deposit portfolio.

The ability to utilize borrowed funds to support asset growth is an important funding strategy. The majority of such borrowings are in the form of repurchase agreements with local customers. Normal seasonal fluctuations in some repurchase agreements are expected but, in general, repurchase agreements have been a stable source of funds for us totaling $19,445,000 at March 31, 2005 and $19,080,000 at year-end.

Our long-term borrowings include term debt from the Federal Home Loan Bank of

Pittsburgh which are used to fund specific larger loans. The terms of these borrowings are typically structured so that the cash flow provided by the loans closely matches the cash needed to repay the borrowing. We did not borrow any additional long-term funds during the first quarter.

CAPITAL RESOURCES

We have historically maintained a strong capital base and continue to do so. Total capital at March 31, 2005 of $19,979,000 was 9.3% of assets. This is, however, down from $20,223,000 at year-end mostly due to the decrease in the estimated fair value of our available for sale security portfolio. Nonetheless, our risk based capital measures, as established by banking regulations, are well in excess of the requirements to be considered well capitalized. Changes to our capital accounts are detailed in the Statement of Changes in Shareholders’ Equity.

Our major uses of capital in 2005 are expected to include approximately $775,000 for the purchase and installation of check imaging and other operational equipment, and the payment of dividends. Funds for these capital outlays are derived from earnings which are expected to be more than adequate for these purposes. Currently we are not aware of any items or trends which are likely to materially impair our capital position.

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

We monitor liquidity on a regular basis by preparing projected balance sheets and analyzing our sources and uses of funds. Historically, we have satisfied our liquidity needs through internal sources of funds with the exception of certain loans which have been funded by borrowing funds from the Federal Home Loan Bank of Pittsburgh. Currently, we have access to approximately $93 million through various FHLB programs.

We expect to continue to satisfy our liquidity needs primarily through internal sources with the exception of some larger commercial loans where borrowing preserves liquidity while achieving satisfactory net interest margins.

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

Part I Item 3

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. Our primary market risk is interest rate risk which results from timing differences in the repricing of assets, liabilities and off-balance-sheet instruments. Some amount of interest rate risk is inherent and appropriate in banking. We attempt to control interest rate risk through our asset/liability committee which is comprised of members of senior management and other management personnel.

Several techniques are used to manage our interest rate risk. On a weekly basis we examine our loan and deposit rates relative to those of our competitors and to our goals. We compute our repricing gap monthly to provide general guidance as to the impact rising or falling interest rates may have on earnings. However, interest rate shock testing and simulation modeling, which are prepared quarterly, are our primary interest rate risk management tools.

At March 31, 2005, we measured the impact an immediate and sustained change in interest rates of 100, 200 and 300 basis points, applied to all of our earning assets and interest bearing liabilities, would have on our net interest income. These tests indicate that net interest income can be expected to change by less than 2% for each 100 basis point change in interest rates in our current rising rate environment.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings :

As of March 31, 2005 Citizens Financial Corp. was not involved in any material legal proceedings. We are, however, involved in various legal proceedings which occur in the normal course of business. After consultation with legal counsel, management believes that all such litigation will be resolved without materially affecting our financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against Citizens Financial Corp. or any of its subsidiaries.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: None.

Item 3. Defaults upon Senior Securities: None.

Item 4. Submission of Matters to a Vote of Security Holders: None.

Item 5. Other Information: None.

Item 6. Exhibits and Reports on Form 8-K:

(a)	Exhibits: The following exhibits are filed with this report:

Exhibit No.	Description of Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

31.2	Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350

32.1	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350

(b)	Reports on Form 8-K: On January 12, 2005, we reported our 2004 earnings and related financial data under Item 12 of Form 8-K. In addition, on March 1, 2005, we reported anticipated changes in the personnel of our board of directors and principal officers under Items 1.02 and 5.02 of Form 8-K. Such changes were made as expected at our annual shareholders meeting and subsequent organizational meeting on April 16, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS FINANCIAL CORP.

Date: 5/10/05	/s/ Robert J. Schoonover
Robert J. Schoonover
President
Chief Executive Officer

Date: 5/10/05	/s/ Thomas K. Derbyshire
Thomas K. Derbyshire
Vice President, Treasurer and
Principal Financial Officer