Form 10-K/A
period 2004-12-31
CITIZENS FINANCIAL CORP/DE/
filed 2005-05-24
CIK 764156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

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

This Form 10-K/A amends the Company’s Form 10-K for the fiscal year ended December 31, 2004 to include the report of the independent accounting firm that audited the financial statements for Citizens Financial Corp. for the periods ended December 31, 2003 and 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Citizens Financial Corp.

5/24/05

/s/ Thomas K. Derbyshire
Vice President, Treasurer
(Principal Financial Officer)

2

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Citizens Financial Corp.

    and Subsidiaries

Elkins, West Virginia

We have audited the accompanying consolidated balance sheet of Citizens Financial Corp. and its subsidiaries as of December 31, 2003 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

3