Form 10-Q
period 2005-06-30
CITIZENS FINANCIAL CORP/DE/
filed 2005-08-11
CIK 764156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2005
Common Stock ($2 par value)	620,813

This report contains 29 pages.

FORM 10-Q

CITIZENS FINANCIAL CORP.

Quarter Ended June 30, 2005

PART I ITEM I - FINANCIAL INFORMATION

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	June 30, 2005	Dec. 31, 2004
	(Unaudited)	*
ASSETS

Cash and due from banks	$4,981	$5,476
Federal funds sold	2,594	—
Securities available for sale	59,674	53,038
Loans, less allowance for loan losses of $1,542 and $1,378, respectively	147,705	145,423
Premises and equipment	4,186	4,224
Accrued interest receivable	1,143	1,118
Other assets	4,469	4,504

Total Assets	$224,752	$213,783

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$22,703	$23,462
Interest bearing	155,150	141,839

Total deposits	177,853	165,301
Short-term borrowings	18,535	22,510
Long-term borrowings	6,339	4,146
Other liabilities	1,757	1,603

Total liabilities	204,484	193,560

Commitments and contingencies

SHAREHOLDERS’ EQUITY

Common stock, $2.00 par value, authorized 2,250,000 shares, issued 750,000 shares	1,500	1,500
Additional paid in capital	2,100	2,100
Retained earnings	20,090	19,650
Accumulated other comprehensive income/loss	(189)	58
Treasury stock at cost, 129,187 and 126,087 shares, respectively	(3,233)	(3,085)

Total shareholders’ equity	20,268	20,223

Total Liabilities and Shareholders’ Equity	$224,752	$213,783

*	From audited financial statements.

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of dollars, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
INTEREST INCOME

Interest and fees on loans	$2,595	$2,311	$5,060	$4,605
Interest and dividends on securities:
Taxable	409	415	801	875
Tax-exempt	81	83	163	165
Interest on federal funds sold	15	1	41	6

Total interest income	3,100	2,810	6,065	5,651

INTEREST EXPENSE

Interest on deposits	788	650	1,479	1,297
Interest on short-term borrowings	106	70	196	131
Interest on long-term borrowings	46	33	71	56

Total interest expense	940	753	1,746	1,484

Net interest income	2,160	2,057	4,319	4,167
Provision for loan losses	103	595	206	685

Net interest income after provision for loan losses	2,057	1,462	4,113	3,482

NONINTEREST INCOME

Trust department income	42	38	93	71
Brokerage fees	14	16	36	30
Service fees	190	186	361	351
Insurance commissions	9	9	10	14
Security gains/(losses)	0	0	0	19
Secondary market loan fees	44	19	58	28
Other	56	70	120	132

Total noninterest income	355	338	678	645

NONINTEREST EXPENSE

Salaries and employee benefits	876	895	1,844	1,766
Net occupancy expense	101	63	186	128
Equipment rentals, depreciation and maintenance	120	111	238	224
Data processing	146	135	312	270
Director fees	62	56	118	113
Postage	41	31	85	82
Professional service fees	85	33	144	78
Stationery	39	45	79	82
Software expense	58	32	124	57
Other	259	224	488	449

Total noninterest expense	1,787	1,625	3,618	3,249

Income before income taxes	625	175	1,173	878
Income tax expense	187	22	360	191

Net income	$438	$153	$813	$687

Basic and fully diluted earnings per common share	$.70	$.24	$1.31	$1.09

Weighted average shares outstanding	621,665	631,378	622,783	631,378

Dividends per common share	$.30	$.30	$.60	$.60

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands of dollars)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Net income	$438	$153	$813	$687
Other comprehensive income:
Gross unrealized gains/(losses) arising during the period	(1,094)	(1,354)	(398)	(1,128)
Adjustment for income tax (expense)/benefit	415	538	151	428

	(679)	(816)	(247)	(700)
Less: Reclassification adjustment for (gains)/losses included in net income	0	0	0	(19)
Adjustment for income tax expense/(benefit)	0	0	0	7

	0	0	0	(12)
Other comprehensive income, net of tax	(679)	(816)	(247)	(688)

Comprehensive income/(loss)	$(241)	$(663)	$566	$(1)

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands of dollars)

	Six Months Ended June 30, 2005 and 2004						Total Share- holders’ Equity
	(unaudited)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Amount
Balance, January 1, 2004	750,000	$1,500	$2,100	$18,966	$675	$(2,762)	$20,479
Net income				687			687
Net change in unrealized gain/loss on securities					(688)		(688)
Cash dividends declared ($.60 per share)				(379)			(379)

Balance June 30, 2004	750,000	$1,500	$2,100	$19,274	$(13)	$(2,762)	$20,099

Balance, January 1, 2005	750,000	$1,500	$2,100	$19,650	$58	$(3,085)	$20,223
Net income				813			813
Net change in unrealized gain/loss on securities					(247)		(247)
Cash dividends declared ($.60 per share)				(373)			(373)
Purchase of treasury stock						(148)	(148)

Balance June 30, 2005	750,000	$1,500	$2,100	$20,090	$(189)	$(3,233)	$20,268

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Six Months Ended June 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net Income	$813	$687
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	206	685
Depreciation and amortization	204	188
Amortization and (accretion) on securities	123	151
Loss on disposal of equipment	1	3
(Gain)on sale of securities	0	(19)
(Gain) on sale of OREO	0	(4)
(Increase)/decrease in accrued interest receivable	(24)	27
(Increase)/decrease in other assets	29	(289)
Increase in other liabilities	305	347

Cash provided by operating activities	1,657	1,776

Cash flows from investing activities:
Principal payments, available for sale securities	1,105	1,705
Proceeds from sales of available for sale securities	440	1,041
Proceeds from maturities and calls, available for sale securities	4,576	7,810
Purchases of available for sale securities	(12,442)	(6,403)
Purchases of premises and equipment	(161)	(812)
(Increase) in loans	(3,325)	(7,488)
Purchase of real estate	0	(105)
Proceeds from sale of other real estate owned	0	75

Cash used in investing activities	(9,807)	(4,177)

Cash flows from financing activities:
Cash dividends paid	(373)	(379)
Acquisition of treasury stock	(148)	0
(Decrease) in short-term borrowing	(3,975)	(4,654)
Acquisition of long-term borrowing	3,500	3,100
Repayment of long-term borrowing	(1,307)	(1,003)
Increase in time deposits	7,876	1,069
Increase in other deposits	4,676	3,667

Cash provided by financing activities	10,249	1,800

Net increase/(decrease) in cash and cash equivalents	2,099	(601)
Cash and cash equivalents at beginning of period	5,476	5,952

Cash and cash equivalents at end of period	$7,575	$5,351

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,686	$1,504
Income taxes	$347	$314
Supplemental Schedule of Noncash Investing and Financing Activities:
Other real estate and other assets acquired in settlement of loans	$170	$83

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accounting and reporting policies of Citizens Financial Corp. and Subsidiary (“Citizens”, “the company” or “we”) conform to accounting principles generally accepted in the United States of America and to general policies within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The condensed consolidated statements contained herein include the accounts of Citizens Financial Corp. and its wholly-owned subsidiary Citizens National Bank (“the bank”). All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens’ 2004 Annual Report to Shareholders and Form 10-K.

NOTE 2 - SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

On December 16, 2004, FASB issued Statement No. 123R (revised 2004), “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the Corporation’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Corporation’s results of operations at the present time.

In November 2004, the Emerging Issues Task Force (“EITF”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the Financial Accounting Standards Board (“FASB”) directed the FASB staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reach a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements

NOTE 3 – RECLASSIFICATIONS

Certain accounts in the condensed consolidated financial statements for 2004, as previously presented, have been reclassified to conform with current year classifications.

NOTE 4 - SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2005 and December 31, 2004 are summarized as follows (in thousands):

	June 30, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
	(Unaudited)
Available for sale:
U.S. Government agencies and corporations	$41,497	$50	$308	$41,239
Mortgage backed securities - U.S. Government agencies and corporations	7,438	4	100	7,342
Corporate debt securities	1,288	0	24	1,264
Tax exempt state and political subdivisions	9,006	103	29	9,080
Federal Reserve Bank stock	108	0	0	108
Federal Home Loan Bank stock	641	0	0	641

Total securities available for sale	$59,978	$157	$461	$59,674

	December 31, 2004*
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
	*
Available for sale:
U.S. Government agencies and corporations	$34,535	$174	$178	$34,531
Mortgage-backed securities - U.S. Government agencies and corporations	6,441	11	75	6,377
Corporate debt securities	3,087	5	34	3,058
Tax exempt state and political subdivisions	7,979	203	13	8,169
Federal Reserve Bank stock	108	0	0	108
Federal Home Loan Bank stock	795	0	0	795

Total securities available for sale	$52,945	$393	$300	$53,038

The tables below provide summaries of securities available for sale which were in an unrealized loss position at June 30, 2005 and December 31, 2004. As of June 30, 2005, these securities had a total fair value of $39,084,000 and carried unrealized losses of $461,000, or 1.18%. Securities which have been in a loss position for the past year total $19,623,000. The unrealized loss pertaining to these securities is $342,000, or 1.74%. The majority of these losses are on securities which carry the implied faith and credit of the U.S. government. Those which do not include corporate and municipal instruments. With the exception of one municipal which is not rated, all of these instruments carry A ratings from the major credit rating agencies. We intend to hold the nonrated issue, as well as all the others, to maturity. No losses have been recognized on the $27,317,000 of securities that carried unrealized losses at December 31, 2004.

	June 30, 2005
	Securities Available for Sale
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$17,434	$113	$11,573	$195	$29,007	$308
Mortgage backed securities- U.S. Government agencies and corporations	1,633	5	4,983	95	6,616	100
Federal Reserve Bank stock	0	0	0	0	0	0
Federal Home Loan Bank stock	0	0	0	0	0	0
Corporate debt securities	0	0	1,264	24	1,264	24
Tax exempt state and political subdivisions	394	1	1,803	28	2,197	29

Total securities available for sale	$19,461	$119	$19,623	$342	$39,084	$461

	December 31, 2004*
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$19,381	$178	$—	$—	$19,381	$178
Mortgage backed securities- U.S. Government agencies and corporations	841	3	3,673	72	4,514	75
Federal Reserve Bank stock	—	—	—	—	—	—
Federal Home Loan Bank stock	—	—	—	—	—	—
Corporate debt securities	2,052	34	—	—	2,052	34
Tax exempt state and political subdivisions	1,370	13	—	—	1,370	13

Total securities available for sale	$23,644	$228	$3,673	$72	$27,317	$300

The maturities, amortized cost and estimated fair values of the bank’s securities at June 30, 2005 are summarized as follows (in thousands):

	Available for sale
	Amortized Cost	Estimated Fair Value
Due within 1 year	$12,140	$12,139
Due after 1 but within 5 years	45,440	45,107
Due after 5 but within 10 years	1,649	1,679
Equity securities	749	749

	$59,978	$59,674

Mortgage backed securities have remaining contractual maturities ranging from 1.5 years to 11 years and are reflected in the maturity distribution schedule shown above based on their anticipated average life to maturity, which ranges from 1.06 to 3.55 years. The company’s equity securities are required to be held for membership in the Federal Reserve and Federal Home Loan Bank and are shown at cost since they may only be sold to the respective issuer or another member at par.

The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the six month periods ended June 30, 2005 and 2004 are as follows (in thousands):

	Proceeds From			Gross Realized
	Sales	Calls and Maturities	Principal Payments	Gains	Losses
June 30, 2005:
Securities available for sale	$440	$4,576	$1,105	$0	$0

June 30, 2004:
Securities available for sale	$1,041	$7,810	$1,705	$19	$0

At June 30, 2005 and December 31, 2004 securities with an amortized cost of $26,480,000 and $26,557,000, respectively, with estimated fair values of $26,314,000 and $26,629,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

As of June 30, 2005, our securities portfolio contained no concentrations within any specific industry or issuer. A concentration did exist at December 31, 2004 when securities of companies engaged in the banking and financial services sector had an approximate amortized cost of $2,305,000 and an estimated fair value of $2,291,000. There were, however, no concentrations within any one issuer.

*	From audited financial statements.

NOTE 5 - LOANS

Total loans are summarized as follows (in thousands):

	June 30, 2005	December 31, 2004
	(Unaudited)	*
Commercial, financial and agricultural	$24,970	$22,831
Real estate - construction	10,493	8,759
Real estate - mortgage	102,464	101,083
Installment loans	9,871	10,734
Other	1,522	2,472

Total loans	149,320	146,879
Net deferred loan origination fees and costs	(73)	(78)

Total	149,247	146,801
Less allowance for loan losses	(1,542)	(1,378)

Loans, net	$147,705	$145,423

*	From audited financial statements

At June 30, 2005 our recorded investment in impaired loans was $655,000. The valuation allowance assigned to these loans totaled $301,000. Our average investment in the impaired loans was $641,000 during the quarter. The amount of interest income recorded on them in the second quarter was $13,000 while the amount of interest collected was $11,000.

Impaired loans at December 31, 2004 were $48,000.

Loans in a nonaccrual status were $151,000 and $0 at June 30, 2005 and December 31, 2004, respectively.

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Analyses of the allowance for loan losses are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance at beginning of period	$1,447	$1,474	$1,378	$1,396

Loans charged off:
Commercial and industrial	0	935	0	935
Real estate - mortgage	0	0	0	0
Consumer and other	21	9	64	29

Total	21	944	64	964

Recoveries:
Commercial and industrial	5	42	5	44
Real estate - mortgage	0	0	1	0
Consumer and other	8	3	16	9

Total recoveries	13	45	22	53

Net losses	8	899	42	911
Provision for loan losses	103	595	206	685

Balance at end of period	$1,542	$1,170	$1,542	$1,170

NOTE 7 - DEPOSITS

The following is a summary of interest bearing deposits by type (in thousands):

	June 30, 2005	December 31, 2004
	(Unaudited)	*
Interest bearing checking	$37,995	$31,231
Money market accounts	7,030	7,000
Savings accounts	25,303	26,662
Certificates of deposit under $100,000	52,807	48,619
Certificates of deposit of $100,000 or more	32,015	28,327

Total	$155,150	$141,839

*	From audited financial statements

NOTE 8 - BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase (repurchase agreements) and, when required, overnight advances under a line of credit with the Federal Home Loan Bank of Pittsburgh (FHLB).

Long-term borrowings are also obtained from the FHLB to finance specific lending activities.

NOTE 9 - EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost of our pension and other benefit plans are presented below (in thousands):

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$49	$32	$12	$14
Interest cost	134	83	15	16
Expected return on plan assets	(171)	(116)	0	0
Net amortization and deferral	16	(1)	8	9

Net periodic (benefit) cost	$28	$(2)	$35	$39

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

Financial instruments whose contract amounts represent credit risk (in thousands)	June 30, 2005	December 31, 2004
	(unaudited)	*
Commitments to extend credit	$24,142	$29,967
Standby letters of credit	441	468

Total	$24,583	$23,435

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

NOTE 12 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the six months ended June 30, 2005 and 2004 the weighted average number of shares were 622,783 and 631,378, respectively. The weighted average number of shares outstanding during the three month periods then ended were 621,665 and 631,378. During the periods ended June 30, 2005 and 2004 the company did not have any dilutive securities.

Part 1 Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and results of operations of Citizens Financial Corp. and its subsidiary, Citizens National Bank of Elkins, for the periods indicated. It should be read in conjunction with the consolidated financial statements and accompanying notes thereto, which are included elsewhere in this document. Readers are also encouraged to obtain our Annual Report on Form 10-K for additional information. You may obtain our Form 10-K through various internet sites including www.cnbelkins.com.

Description of Business

Citizens Financial Corp. is a $225 million Delaware corporation headquartered in Elkins, WV. From there our wholly-owned subsidiary, Citizens National Bank of Elkins, provides loan, deposit, trust, brokerage and other banking and banking related services to customers in northcentral and eastern West Virginia and nearby areas through six branch offices. We conduct no business other than the ownership of our subsidiary bank.

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

RECENT ACCOUNTING PRONOUNCEMENTS

No accounting pronouncements were issued during the first half of 2005 which are expected to have a material impact on Citizens. Readers may refer to our December 31, 2004 Form 10-K, or our 2004 annual report to shareholders, for a discussion of significant new pronouncements issued during 2003 and 2004.

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

Some policies rely more heavily on the use of estimates, assumptions, and judgments than others and, therefore, have a greater possibility of producing results that could be materially different than originally reported. Our most significant accounting policies, including an explanation of how assets and liabilities are valued, may be found in Note 1 to the consolidated financial statements in our 2004 Annual Report on Form 10-K.

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

OVERVIEW

During the first half of 2005 our assets grew by approximately $11,000,000 to $224,752,000. This was primarily the result of our efforts to market time deposits which have increased $7.9 million this year. Another factor contributing to our growth is the use of debt to fund certain loans where the ability to lock in our cost of funds and control interest rate risk is available. A more recent rise in our interest bearing checking account balances may be temporary, however.

Our expectation was to utilize these funds to satisfy loan demand. During early 2005 we experienced several large loan payoffs which suppressed our loan totals. In the second quarter loan demand picked up and quarterly growth exceeded $4.5 million. We believe that opportunities to sustain this loan growth are available to us throughout the remainder of the year. In the interim, much of our deposit inflow has been invested in short-term securities.

Income for the first half of 2005 was $813,000. This is $126,000 more than the first half of last year when we incurred unusually high provisions for loan losses. We have also generated higher levels of net interest income and noninterest income. Higher noninterest expense, however, has partially offset those improvements. For the second quarter, income rose from $153,000 to $438,000 again due to a decrease in our provision for loan losses.

These higher income levels have allowed earnings per share for the six months to increase from $1.09 to $1.31. Return on average assets also improved to .75%. A more detailed discussion of the factors influencing our results of operations and financial condition follows.

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

For the first half of 2005 net interest income was $4,319,000,up $152,000 from the first half of last year. Net interest income also increased for the second quarter rising $103,000 to $2,160,000.

These results were driven by higher levels of interest income due to an increase in our earning asset base of $9.5 million as well as a 15 basis point improvement in the yield we earned on those assets. At the same time, however, an $8.5 million increase in our interest bearing liabilities along with 16 basis point rise in our cost of funds caused our interest expense to rise.

Frequently, net interest income is expressed as a percentage of average interest earning assets and referred to as net interest margin. For the first half of 2005 our net interest margin of 4.33% was little changed from the 4.37% recorded in the first half of 2004. This is slightly higher than the most recent peer group average and indicates we have done a satisfactory job of managing the growth and interest rate changes which have occurred on both sides of our balance sheet. The likely impact of continued changes is discussed in Part I, Item 3 of this report.

PROVISION FOR LOAN LOSSES

The provision for loan losses is management’s estimate of the amount which must be charged against current earnings in order to maintain the allowance for loan losses at a level considered adequate to provide for losses which are inherent in the loan portfolio. This amount is determined through quarterly evaluations of the loan portfolio.

In 2005 we have made provisions of $206,000. By contrast, the need to charge-off a large commercial loan in the second quarter of last year caused our provision through June 30, 2004 to be $685,000 including $595,000 in the second quarter. This is a significant cost saving to the bank and has helped support the increased earnings recorded to date in 2005. The factors we consider in establishing the provision for loan losses, and in analyzing the allowance for loan losses, are discussed later in this report.

NONINTEREST INCOME

Noninterest income, which includes all revenues other than those related to earning assets, increased slightly from $338,000 in the second quarter of 2004 to $355,000 in the second quarter this year. For the full six month period noninterest income increased $33,000 to $678,000.

Absent last year’s $19,000 gain on the sale of securities, which is not a recurring item, the year-to-date increase would have totaled $52,000. This may be attributed to two items: a $30,000 improvement in fees from our secondary market mortgage program, and a $22,000 increase in trust fees where assets under management have risen significantly.

In general, we believe our level of noninterest income will be largely dependent on the success of these two programs, as well as our brokerage activities and the service fee income generated by our deposit base.

NONINTEREST EXPENSE

Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Total noninterest expense through mid-year has increased $369,000, or 11.4% to $3,618,000. On a quarterly basis expense increased $162,000, which is 10.0%, to $1,787,000. This rising expense level has limited the improvements we have made in the net interest income, provision for loan losses, and noninterest income areas.

Personnel costs are the largest component of noninterest expense and also accounts for the largest increase when compared to June 30 of last year rising $78,000. The cost of our group insurance programs, including our self-funded medical plan, the cost of which is entirely borne by the bank, have increased $45,000. Our pension plan which has not produced expense under the applicable accounting guidelines for many years, is now doing so thereby adding $28,000 to expense while salaries have risen $23,000. Our lower than expected loan volumes have also reduced the amount of labor expense we deferred in the loan origination process by $46,000. However, these increases were partially offset by a reduction in the cost of retirement programs benefiting directors and certain officers. These savings totaled $59,000.

For the second quarter personnel costs were better contained and actually fell $19,000 from the same quarter of last year due to lower salaries and retirement plan costs and fewer medical plan costs. Although our medical costs are largely a function of claims incurred stop loss provisions are in place.

Our third party data processing costs as well as the cost of purchasing, licensing and maintaining various software programs we utilize have also risen significantly, up $109,000 year-to-date and $37,000 for the quarter. These increases may be traced to recent upgrades to several of our computer systems and the offering of new services like internet banking. Ongoing negotiations with our primary processor may help limit these costs in the future.

Occupancy and equipment expenses have also risen, increasing $58,000 for the six month period and $38,000 in the second quarter reflecting higher repairs, property tax and depreciation expense.

While these costs are a significant factor in determining our income, they are not unexpected. Through June 30, total noninterest expense is actually $26,000 under budget. Nonetheless, we are currently studying methods to limit our overhead expenditures.

INCOME TAXES

Our provision for income tax expense includes both federal and state income taxes. Total taxes for the six months of 2005 were $360,000, or 30.7% of pretax income. Quarterly taxes were $187,000, or 29.9%. With the exception of income earned on loans to and bonds issued by municipalities and income from certain life insurance policies, all of our income is taxable. We have not been subject to the alternative minimum tax during any of the periods covered by this report.

FINANCIAL CONDITION

LOAN PORTFOLIO

After experiencing a $2 million decrease in the first quarter, loans increased by just under $4.6 million in the second quarter to $149,320,000. As has been the case recently, this growth was centered in commercial lending.

Many of our commercial loans are secured by real property and are classified as nonresidential real estate loans. Demand for these types of loans has been good for several years, particularly in our Snowshoe and Elkins markets. In addition, from time to time we may participate in nonlocal commercial loan syndications. These loans are subject to extensive credit analysis prior to being granted. The high credit quality of these loans allow us to offset reduced consumer and residential lending activity while maintaining the portfolio’s risk profile. In total, nonresidential real estate lending increased $1.7 million in the second quarter and is up $1.5 million year-to-date. Also related to this is our construction loan portfolio which has also risen $1.7 million this year.

Other types of commercial loans, those not secured by real property, have also increased as we continue to develop more complete relationships with some of our best commercial customers. Growth in these loans totaled $1,987,000 in the second quarter and is now $2,139,000 for the year. As of June 30, our commercial loan portfolio was $24,970,000.

Because the fixed rate residential mortgage market continues to offer favorable rates, our variable rate mortgage loans continue to face stiff competition. We attempt to offset this by offering faster processing, lower closing costs and personalized service. While this strategy is certainly appealing to a segment of our customers, others still prefer the certainty of a fixed rate product. As a result, our variable rate mortgage portfolio has decreased to $53.7 million. For those who do desire a fixed rate, we offer fixed rate loans through the Federal Home Loan Bank of Pittsburgh. Originations of these loans, which are not retained in our portfolio, totaled $6,999,000 in the first half of 2005.

Regardless of where their mortgage is obtained, many customers are visiting their local bank for home equity loans. These loans offer many advantages to customers and allow us to increase relationships with responsible homeowners whose home values are rising. At June 30, our home equity portfolio of $8.5 million was approximately $300,000 more than at year-end. This product will also be the subject of our sales efforts during the third quarter. Certainly, home equity lending is now a key component in our overall mortgage offerings.

Consumer lending, however, continues to suffer in the face of special programs from auto manufacturers, credit card companies, and, perhaps ironically, from the popularity of home equity loans. At June 30 our consumer portfolio of $9.9 million is down $863,000 from year-end and almost $2.3 million, which is more than 18%, from $12,131,000 at June 30, 2004.

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

As of June 30, 2005, our allowance for loan losses was $1,542,000, or 1.03% of gross loans. Based on our analysis, we believe this allowance properly addresses the risk contained in our portfolio. Our allowance includes $331,000 for estimated losses assigned to loans specifically analyzed, $465,000 for losses estimated in various pools of loans, and $395,000 for loan concentrations in the auto, lumber and lodging industries as well as considerations for various other factors. Through June 30, net loan losses of just $42,000 have been minimal.

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

Available for sale securities are shown on the balance sheet at their estimated fair value, which was $59,674,000 at June 30. Because we maintain a short maturity ladder in our portfolio, many of our securities were purchased in the last few years when interest rates were at historic lows. Recent rises in interest rates have caused the fair value of the portfolio to be $304,000 less than its amortized cost. This, however, has had no impact on income as none of our securities are other than temporarily impaired and we have the intent and ability to hold our securities until such time as our investment is fully recovered. Our portfolio continues to be comprised of U.S. Agency securities, bank qualified municipal debt, government agency backed mortgage securities and investment grade corporate debt.

Because increases in funding from deposits have exceeded loan demand, the investment portfolio has grown significantly in 2005, rising by more than $6.6 million. The securities we have purchased have typically been callable agency issues which offer relatively higher yields and mortgage backed securities which provide cash flow for reinvestment. The flat nature of the yield curve has also prompted us to look to shorter term issues and the average life of the portfolio is now just over 2 years. While the yield on such investments is not high compared to historical levels, these investments reduce our interest rate risk exposure and position us to take advantage of loan opportunities that arise.

While we typically try to minimize our activity in the overnight funds markets, the circumstances and considerations noted above have caused us to carry higher overnight balances than we otherwise would. Our average balance in overnight funds sold for the year has been $3,098,000 while the selling of overnight funds has been a low $247,000.

DEPOSITS AND OTHER FUNDING SOURCES

In the first half of the year we successfully raised over $12.5 million in deposits by focusing our efforts on mid and long term time deposits with selective pricing promotions and unique product features. We also acquired a significant new relationship with a local county agency. In addition to this, several million dollars were deposited into an interest bearing checking account just prior to quarter end. This deposit is likely to be temporary, however.

Although we had ample liquid resources, we also obtained $3.5 million in external debt financing to fund several loans when the opportunity to lock in an interest rate spread was available. In general, however, we expect to continue to fund our activities through internal sources.

CAPITAL RESOURCES

At $20,268,000, or 9.0% of assets, our capital base remains strong and has easily supported our asset growth. In addition, our risk based capital measures, as established by banking regulations, are also well in excess of required levels.

Our largest expected capital outlays for the year were expected to be the payment of dividends and the purchase of certain operational equipment including check imaging systems. It now appears we will delay the implementation of the imaging systems until 2006. At the current time we are not aware of any commitments or contingencies which are likely to materially change our strong capital position.

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

Our current projections indicate we have ample liquidity to meet our anticipated funding needs through internal sources such as those noted above.

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

At June 30, 2005, we measured the impact an immediate and sustained change in interest rates of 100, 200 and 300 basis points, applied to all of our earning assets and interest bearing liabilities, would have on our net interest income. These tests indicate that net interest income can be expected to change by approximately 2% for each 100 basis point change in interest rates in our current rising rate environment.

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

As of June 30, 2005 Citizens Financial Corp. was not involved in any material legal proceedings. We are, however, involved in various legal proceedings which occur in the normal course of business. Based on consultation with legal counsel, management believes that all such litigation will be resolved without materially affecting our financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against Citizens Financial Corp. or Citizens National Bank.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds: None.

Item 3.	Defaults upon Senior Securities: None.

Item 4.	Submission of Matters to a Vote of Security Holders: The annual meeting of shareholders of Citizens Financial Corp. was held on April 16, 2005. The shareholders determined that the maximum number of directors would be fixed at ten and that directors Armentrout, Harris, Johnson and Williams will serve three year terms ending in April, 2008. Each of these directors was unopposed.

In addition to the foregoing nominees, the following six (6) persons presently are serving as members of the Board of Directors, for terms to expire in the year indicated for each member: Robert N. Alday (2006); William J. Brown (2007); Edward L. Campbell (2007); Cyrus K. Kump (2006); Robert J. Schoonover (2007); and John A. Yeager (2006).

Item 5.	Other Information: None.

Item 6.	Exhibits and Reports on Form 8-K:

(a) Exhibits: The following exhibits are filed with this report:

		Exhibit No.	Description of Exhibit
		31.1	Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350

		31.2	Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350

		32.1	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350

		32.2	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350

(b)    On March 1, 2005, we reported several expected changes involving our board of directors as well as the board of directors and executive management of the subsidiary bank under Items 1.02 and 5.02 of Form 8-K. These changes were then confirmed and reported as complete by filing of Form 8-K on April 18, 2005. In addition, we reported our first quarter 2005 earnings and related financial data under Item 2.02 of Form 8-K on April 13, 2005 while on May 12, 2005 we filed our quarterly report to shareholders under Item 2.02 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS FINANCIAL CORP.

Date: August 10, 2005	/s/ Robert J. Schoonover
Robert J. Schoonover
President and Chief Executive Officer

Date: August 10, 2005	/s/ Thomas K. Derbyshire
Thomas K. Derbyshire
Vice President, Treasurer and
Principal Financial Officer