Form 10-K/A
period 2004-12-31
CITIZENS FINANCIAL CORP/DE/
filed 2005-08-30
CIK 764156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of Citizens Financial Corp. common stock, representing all of its voting stock that was held by nonaffiliates as of the last business day of Citizens most recently completed second fiscal quarter, approximated $24,042,675.

As of February 28, 2005, Citizens Financial Corp. had 750,000 shares of common stock outstanding with a par value of $2.00.

This Form 10-K/A amends Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2004 to include the report of the independent accounting firm that audited the financial statements for Citizens Financial Corp. for the periods ended December 31, 2003 and 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Citizens Financial Corp.

8/30/05

/s/ Thomas K. Derbyshire
Vice President, Treasurer
(Principal Financial Officer)

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

See Notes to Consolidated Financial Statements

CITIZENS FINANCIAL CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2004, 2003 and 2002

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre - hensive Income	Treasury Stock	Total Share - holders’ Equity
	Shares	Amount
Balance, December 31, 2001	750,000	$1,500,000	$2,100,000	$16,890,758	$606,155	$(2,074,566)	$19,022,347

Net income - 2002	—	—	—	1,927,557	—	—	1,927,557
Cost of 2,350 shares acquired as treasury stock	—	—	—	—	—	(76,381)	(76,381)
Cash dividends declared ($1.40 per share)	—	—	—	(906,057)	—	—	(906,057)
Net change in unrealized gain/(loss) on available for sale securities	—	—	—	—	637,509	—	637,509

Balance, December 31, 2002	750,000	1,500,000	2,100,000	17,912,258	1,243,664	(2,150,947)	20,604,975

Net income - 2003	—	—	—	2,011,949	—	—	2,011,949
Cost of 15,145 shares acquired as treasury stock	—	—	—	—	—	(611,517)	(611,517)
Cash dividends declared ($1.50 per share)	—	—	—	(958,345)	—	—	(958,345)
Net change in unrealized gain/(loss) on available for sale securities	—	—	—	—	(568,648)	—	(568,648)

Balance, December 31, 2003	750,000	1,500,000	2,100,000	18,965,862	675,016	(2,762,464)	20,478,414

Net income - 2004	—	—	—	1,656,339	—	—	1,656,339
Cost of 7,465 shares acquired as treasury stock	—	—	—	—	—	(322,854)	(322,854)
Cash dividends declared ($1.55 per share)	—	—	—	(972,089)	—	—	(972,089)
Net change in unrealized gain/(loss) on available for sale securities	—	—	—	—	(617,029)	—	(617,029)

Balance, December 31, 2004	750,000	$1,500,000	$2,100,000	$19,650,112	$57,987	$(3,085,318)	$20,222,781

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