Form 10-Q
period 2005-09-30
CITIZENS FINANCIAL CORP/DE/
filed 2005-11-09
CIK 764156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 11/9/05
Common Stock ($2 par value)	618,663

This report contains 30 pages.

FORM 10-Q

CITIZENS FINANCIAL CORP.

Quarter Ended September 30, 2005

INDEX

		Page No.
Part I.	Financial Information

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets September 30, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of Income Three Months Ended September 30, 2005 and September 30, 2004 and Nine Months Ended September 30, 2005 and September 30, 2004	4

	Statements of Comprehensive Income Three Months Ended September 30, 2005 and September 30, 2004 and Nine Months Ended September 30, 2005 and September 30, 2004	5

	Condensed Consolidated Statements of Changes in Shareholders’ Equity Nine Months Ended September 30, 2005 and September 30, 2004	6

	Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2005 and September 30, 2004	7

	Notes to Condensed Consolidated Financial Statements	8-14

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-23

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

	Item 4. Controls and Procedures	23

Part II.	Other Information and Index to Exhibits

	Items 1 through 6	24

	Signatures	25

	Certification by Executive Officers Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

PART I ITEM I - FINANCIAL INFORMATION

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	Sept. 30, 2005	Dec. 31, 2004
	(Unaudited)	*
ASSETS

Cash and due from banks	$6,279	$5,476
Federal funds sold	5,896	0
Securities available for sale, at fair value	62,293	53,038
Loans, less allowance for loan losses of $1,535 and $1,378, respectively	151,340	145,423
Premises and equipment	4,143	4,224
Accrued interest receivable	1,167	1,118
Other assets	4,712	4,504

Total Assets	$235,830	$213,783

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$24,887	$23,462
Interest bearing	160,823	141,839
Total deposits	185,710	165,301
Short-term borrowings	21,914	22,510
Long-term borrowings	5,744	4,146
Other liabilities	1,907	1,603

Total liabilities	215,275	193,560

Commitments and contingencies

SHAREHOLDERS’ EQUITY

Common stock, $2.00 par value, authorized 2,250,000 shares, issued 750,000 shares	1,500	1,500
Additional paid in capital	2,100	2,100
Retained earnings	20,515	19,650
Accumulated other comprehensive income/(loss)	(327)	58
Treasury stock at cost, 129,187 and 126,087 shares, respectively	(3,233)	(3,085)

Total shareholders’ equity	20,555	20,223

Total Liabilities and Shareholders’ Equity	$235,830	$213,783

*	From audited financial statements.

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of dollars, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
INTEREST INCOME

Interest and fees on loans	$2,771	$2,376	$7,831	$6,981
Interest and dividends on securities:
Taxable	447	390	1,248	1,265
Tax-exempt	82	76	245	241
Interest on federal funds sold	45	9	86	15

Total interest income	3,345	2,851	9,410	8,502

INTEREST EXPENSE

Interest on deposits	895	669	2,374	1,966
Interest on short-term borrowings	158	87	354	218
Interest on long-term borrowings	55	34	126	90

Total interest expense	1,108	790	2,854	2,274

Net interest income	2,237	2,061	6,556	6,228
Provision for loan losses	—	150	206	835

Net interest income after provision for loan losses	2,237	1,911	6,350	5,393

NONINTEREST INCOME

Trust department income	58	49	151	120
Brokerage fees	26	15	62	45
Service fees	207	184	568	535
Insurance commissions	12	8	22	22
Security gains/(losses)	—	4	—	23
Secondary market loan fees	19	15	77	43
Other	55	105	175	237

Total noninterest income	377	380	1,055	1,025

NONINTEREST EXPENSE

Salaries and employee benefits	870	828	2,714	2,594
Net occupancy expense	67	64	253	192
Equipment rentals, depreciation and maintenance	123	139	361	363
Data processing	145	142	457	412
Director fees	71	54	189	167
Postage	46	49	131	131
Professional service fees	45	48	189	126
Stationery	45	40	124	122
Software expense	44	61	168	118
Other	255	290	743	739

Total noninterest expense	1,711	1,715	5,329	4,964

Income before income taxes	903	576	2,076	1,454
Income tax expense	291	136	651	327

Net income	$612	$440	$1,425	$1,127

Basic and fully diluted earnings per common share	$.98	$.70	$2.29	$1.79

Weighted average shares outstanding	620,813	625,903	622,119	628,283

Dividends per common share	$.30	$.30	$.90	$.90

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Net income	$612	$440	$1,425	$1,127
Other comprehensive income/(loss):
Gross unrealized gains/(losses) arising during the period	(222)	507	(620)	(621)
Adjustment for income tax (expense)/benefit	84	(192)	235	236

	(138)	315	(385)	(385)

Less: Reclassification adjustment for (gains)/losses included in net income	—	(4)	—	(23)
Adjustment for income tax expense/(benefit)	—	2	—	9

	—	(2)	—	(14)
Other comprehensive income/(loss), net of tax	(138)	317	(385)	(371)

Comprehensive income	$474	$757	$1,040	$756

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands of dollars)

	Nine Months Ended September 30, 2005 and 2004
	(unaudited)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2004	750,000	$1,500	$2,100	$18,966	$675	$(2,762)	$20,479
Net income				1,127			1,127
Net change in unrealized gain/loss on securities					(371)		(371)
Cash dividends declared ($.90 per share)				(567)			(567)
Purchase of 7,450 shares of treasury stock						(322)	(322)

Balance September 30, 2004	750,000	$1,500	$2,100	$19,526	$304	$(3,084)	$20,346

Balance, January 1, 2005	750,000	$1,500	$2,100	$19,650	$58	$(3,085)	$20,223
Net income				1,425			1,425
Net change in unrealized gain/loss on securities					(385)		(385)
Cash dividends declared ($.90 per share)				(560)			(560)
Purchase of 3,100 shares of treasury stock						(148)	(148)

Balance September 30, 2005	750,000	$1,500	$2,100	$20,515	$(327)	$(3,233)	$20,555

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net Income	$1,425	$1,127
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	206	835
Depreciation and amortization	309	314
Amortization and accretion on securities	170	219
Gain on sale on securities	—	(23)
Loss on disposal of equipment	11	10
Gain on sale of OREO	(1)	(44)
(Increase)/decrease in accrued interest receivable	(48)	65
(Increase)/decrease in other assets	56	(80)
Increase in other liabilities	538	323

Cash provided by operating activities	2,666	2,746

Cash flows from investing activities:
Proceeds from principal payments received on securities available for sale	1,832	2,356
Proceeds from maturities and calls of securities available for sale	6,966	13,108
Proceeds from sale of securities available for sale	453	2,044
Purchases of securities available for sale	(18,460)	(10,418)
Purchases of premises and equipment	(229)	(959)
Proceeds from sale of other real estate	43	214
Purchase of real estate	—	(105)
Increase in loans	(7,275)	(11,641)

Cash used in investing activities	(16,670)	(5,401)

Cash flows from financing activities:
Cash dividends paid	(560)	(567)
Acquisition of treasury stock	(148)	(322)
Increase/(decrease) in short-term borrowing	(596)	(4,118)
Proceeds from long-term borrowing	3,500	3,100
Repayment of long-term borrowing	(1,902)	(1,678)
Increase in time deposits	8,109	2,893
Increase in other deposits	12,300	3,689

Cash provided by financing activities	20,703	2,997

Net increase in cash and cash equivalents	6,699	342
Cash and cash equivalents at beginning of period	5,476	5,952

Cash and cash equivalents at end of period	$12,175	$6,294

Supplemental disclosure of cash flow information:
Cash payments for:
Interest on deposits and other borrowings	$2,803	$2,298
Income taxes	$559	$379
Supplemental schedule of noncash investing and financing activities:
Other real estate and other assets acquired in settlement of loans	$315	$329

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

The condensed consolidated statements contained herein include the accounts of Citizens Financial Corp. and its wholly-owned subsidiary Citizens National Bank (“the bank”). All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens’ 2004 Annual Report to Shareholders and Form 10-K.

NOTE 2 – SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

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

In November 2004, the Emerging Issues Task Force (“EITF”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the Financial Accounting Standards Board (“FASB”) directed the FASB staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reached a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements

NOTE 3 - RECLASSIFICATIONS

Certain accounts in the condensed consolidated financial statements for 2004, as previously presented, have been reclassified to conform with current year classifications.

NOTE 4 - SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 2005 and December 31, 2004 are summarized as follows (in thousands):

	September 30, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
	(Unaudited)
Available for sale:
U.S. Government agencies and corporations	$45,061	$21	$461	$44,621
Mortgage backed securities-U.S. Government agencies and corporations	6,751	3	120	6,634
Corporate debt securities	1,279	—	21	1,258
Tax exempt state and political subdivisions	8,956	85	34	9,007
Federal Reserve Bank stock	108	—	—	108
Federal Home Loan Bank stock	665	—	—	665

Total securities available for sale	$62,820	$109	$636	$62,293

	December 31, 2004*
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
	*
Available for sale:
U.S. Government agencies and corporations	$34,535	$174	$178	$34,531
Mortgage-backed securities-U.S. Government agencies and corporations	6,441	11	75	6,377
Corporate debt securities	3,087	5	34	3,058
Tax exempt state and political subdivisions	7,979	203	13	8,169
Federal Reserve Bank stock	108	0	0	108
Federal Home Loan Bank stock	795	0	0	795

Total securities available for sale	$52,945	$393	$300	$53,038

The tables below provide summaries of securities available for sale which were in an unrealized loss position at September 30, 2005 and December 31, 2004. As of September 30, 2005, these securities had a total fair value of $45,472,000 and carried unrealized losses of $636,000, or 1.40%. Securities which have been in a loss position for the past year total $14,345,000. The unrealized loss pertaining to these securities is $316,000 or 2.20%. The majority of these losses are on securities which carry the implied faith and credit of the U.S. government. Those which do not include corporate and municipal instruments. With the exception of one municipal which is not rated, all of these instruments carry A ratings from the major credit rating agencies. We intend to hold the nonrated issue, as well as all the others, to maturity. No losses have been recognized on the $27,318,000 of securities that carried unrealized losses at December 31, 2004.

	September 30, 2005
	Securities Available for Sale
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$26,773	$282	$8,326	$179	$35,099	$461
Mortgage backed securities-U.S. Government agencies and corporations	3,012	28	3,484	92	6,496	120
Federal Reserve Bank stock	—	—	—	—	—	—
Federal Home Loan Bank stock	—	—	—	—	—	—
Corporate debt securities	—	—	1,258	21	1,258	21
Tax exempt state and political subdivisions	1,342	10	1,277	24	2,619	34

Total securities available for sale	$31,127	$320	$14,345	$316	$45,472	$636

	December 31, 2004*
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$19,381	$178	$—	$—	$19,381	$178
Mortgage backed securities-U.S. Government agencies and corporations	841	3	3,673	72	4,514	75
Federal Reserve Bank stock	—	—	—	—	—	—
Federal Home Loan Bank stock	—	—	—	—	—	—
Corporate debt securities	2,052	34	—	—	2,052	34
Tax exempt state and political subdivisions	1,370	13	—	—	1,370	13

Total securities available for sale	$23,644	$228	$3,673	$72	$27,317	$300

The maturities, amortized cost and estimated fair values of the bank’s securities at September 30, 2005 are summarized as follows (in thousands):

	Available for sale
	Amortized Cost	Estimated Fair Value
Due within 1 year	$13,760	$13,704
Due after 1 but within 5 years	46,504	46,012
Due after 5 but within 10 years	1,783	1,804
Due after 10 years	—	—
Equity securities	773	773

	$62,820	$62,293

Mortgage backed securities have remaining contractual maturities ranging from 1.25 years to 10.75 years and are reflected in the maturity distribution schedule shown above based on their anticipated average life to maturity, which ranges from 0.97 to 5.55 years. The company’s equity securities are required to be held for membership in the Federal Reserve and Federal Home Loan Bank and are shown at cost since they may only be sold to the respective issuer or another member at par.

The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the nine month periods ended September 30, 2005 and 2004 are as follows (in thousands):

	Proceeds From			Gross Realized
	Sales	Calls and Maturities	Principal Payments
				Gains	Losses
September 30, 2005:
Securities available for sale	$453	$6,966	$1,832	$—	$—

September 30, 2004:
Securities available for sale	$2,044	$13,108	$2,356	$37	$14

At September 30, 2005 and December 31, 2004 securities with an amortized cost of $28,591,000 and $26,557,000, respectively, with estimated fair values of $28,322,000 and $26,629,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

As of September 30, 2005, our securities portfolio contained no concentrations within any specific industry or issuer. A concentration did exist at December 31, 2004 when securities of companies engaged in the banking and financial services sector had an approximate amortized cost of $2,305,000 and an estimated fair value of $2,291,000. There were, however, no concentrations within any one issuer.

*	From audited financial statements.

NOTE 5 - LOANS

Total loans are summarized as follows (in thousands):

	September 30, 2005	December 31, 2004
	(Unaudited)	*
Commercial, financial and agricultural	$26,718	$23,831
Real estate - construction	10,294	8,759
Real estate - mortgage	104,329	101,083
Installment loans	9,657	10,734
Other	1,951	2,472

Total loans	152,949	146,879
Net deferred loan origination fees and costs	(74)	(78)

Total	152,875	146,801
Less allowance for loan losses	(1,535)	(1,378)

Loans, net	$151,340	$145,423

*	From audited financial statements

At September 30, 2005 our recorded investment in impaired loans was $641,000. The valuation allowance assigned to these loans totaled $294,000. Our average investment in the impaired loans was $644,000 during the quarter. The amount of interest income recorded on them in the third quarter was $12,000 while the amount of interest collected was $14,000.

Impaired loans at December 31, 2004 were $48,000.

There were no loans in a nonaccrual status at September 30, 2005 or December 31, 2004.

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Analyses of the allowance for loan losses are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Balance at beginning of period	$1,542	$1,170	$1,378	$1,396

Loans charged off:
Commercial and industrial	—	96	—	1,031
Real estate - mortgage	—	36	—	36
Installment and other	16	37	80	66

Total	16	169	80	1,133

Recoveries:
Commercial and industrial	1	147	6	191
Real estate - mortgage	—	0	1	0
Installment and other	8	8	24	17

Total recoveries	9	155	31	208

Net losses	7	14	49	925
Provision for loan losses	—	150	206	835

Balance at end of period	$1,535	$1,306	$1,535	$1,306

NOTE 7 - DEPOSITS

The following is a summary of interest bearing deposits by type (in thousands):

	Sept. 30, 2005	Dec. 31, 2004
	(Unaudited)	*
Interest bearing checking	$43,433	$31,231
Money market accounts	6,885	7,000
Savings accounts	25,814	26,662
Certificates of deposit under $100,000	52,915	48,619
Certificates of deposit of $100,000 or more	31,776	28,327

Total	$160,823	$141,839

*	From audited financial statements

NOTE 8 - BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase (repurchase agreements) and, when required, overnight advances under a line of credit with the Federal Home Loan Bank of Pittsburgh (FHLB).

Long-term borrowings are also obtained from the FHLB to finance specific lending activities.

NOTE 9 - EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost of our pension and other benefit plans are presented below (in thousands):

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Service cost	$74	$61	$18	$21
Interest cost	201	156	23	25
Expected return on plan assets	(256)	(219)	—	0
Amortization of prior service cost	(13)	(11)	16	16
Amortization of net (gain) loss	35	10	(4)	(3)
Amortization of transition asset	—	0	—	0

Net periodic (benefit) cost	$41	$(3)	$53	$59

We expect to contribute approximately $65,000 to our pension plan in 2005. No contributions are expected to be made to our other postretirement plans.

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

Financial instruments whose contract amounts represent credit risk	September 30, 2005	December 31, 2004
(in thousands)	(unaudited)	*
Commitments to extend credit	$23,986	$29,967
Standby letters of credit	466	468

Total	$24,452	$23,435

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

NOTE 12 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the nine months ended September 30, 2005 and 2004 the weighted average number of shares were 622,119 and 628,283, respectively. The weighted average number of shares outstanding during the three month periods then ended were 620,813 and 625,903. During the periods ended September 30, 2005 and 2004 the company did not have any dilutive securities.

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

Description of Business

Citizens Financial Corp. is a $236 million Delaware corporation headquartered in Elkins, WV. From there our wholly-owned subsidiary, Citizens National Bank of Elkins, provides loan, deposit, trust, brokerage and other banking and banking related services to customers in northcentral and eastern West Virginia and nearby areas through six branch offices. We conduct no business other than the ownership of our subsidiary bank.

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

OVERVIEW

Through the first nine months of 2005 our assets grew by approximately $22,047,000 to $235,830,000. This is primarily the result of a $7,745,000 increase in time deposits. We also have experienced what we believe is a temporary increase in interest bearing checking accounts of approximately $7.6 million resulting from certain transactions of a local business customer. It is our understanding these funds will be utilized by the business in the near future.

We expected to utilize the increase in core deposits to fund loan growth. During the first quarter several large loan payoffs suppressed our loan totals. Nonetheless, on a year-to-date basis gross loans have increased $6,070,000 to $152,949,000. While loan payoffs may occur from time to time, we believe that opportunities to sustain our loan growth remain in the foreseeable future. In the interim, our excess deposit inflow has been invested in short-term securities and, due to the flat nature of the yield curve and the temporary nature of some deposits, federal funds sold.

Income for the first nine months of 2005 was $1,425,000; an increase of $298,000 from the same period of 2004. This is mostly due to a reduction in the provision for loan losses, which was unusually high last year due to the charge off of a large commercial loan. We have also benefited from higher net interest income this year. Higher noninterest expense, however, has partially offset these benefits. For the third quarter, income rose from $440,000 to $612,000 also reflecting a lower provision and higher net interest income. Noninterest expense for the quarter held steady which also helped improve our results.

As a result of our improved performance earnings per share for the nine months has increased by $.50 to $2.29. Our return on average assets has also risen to .86%. A more detailed discussion of the factors impacting our results of operations and financial condition follows.

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

For the first nine months of this year net interest income totaled $6,556,000, up $328,000 or 5.3% from the same period last year. Third quarter net interest income also increased, from $2,061,000 to $2,237,000.

The reason for this improvement rests with a $908,000 increase in interest income due to both an increase in average earning assets and higher yields being realized on them. Our average earning asset base has grown by $12,050,000 to $209,459,000 while our yield has gone up 25 basis points to 6.11%. At the same time, however, a $10,671,000 increase in our interest bearing liabilities coupled with a 34 basis point increase in our cost of funds caused interest expense to rise by $580,000.

Often, net interest income is expressed as a percentage of average earning assets and referred to as net interest margin. For the first nine months of this year our net interest margin was 4.29%, slightly less than the 4.32% recorded in the first three quarters of last year. The most recent peer group data from June 30, 2005 indicated the peer group average is 4.28%. Additional information about interest rate risk is presented later in this report.

PROVISION FOR LOAN LOSSES

The provision for loan losses is management’s estimate of the amount which must be charged against current earnings in order to maintain the allowance for loan losses at a level considered adequate to provide for losses which are inherent in the loan portfolio. This amount is determined through quarterly evaluations of the loan portfolio. Our evaluation of the allowance at September 30, 2005 indicated it was adequate without adding any additional provision in the third quarter. For this reason, no provision for loan losses was recorded in the third quarter. For the year-to-date, the provision totals $206,000. Last year, when we charged off a large commercial loan during the second quarter, our provision through September 30 was $835,000, including $150,000 in the third quarter.

This reduction in the provision for loan losses is a significant cost savings to the bank and has helped support this years’ earnings increase. Because the provision is determined by assessing the adequacy of the allowance for loan losses, which itself relies on significant use of judgments and estimates, the provision for loan loss expense may increase or decrease in the future. The factors we consider in establishing the provision for loan losses, and in analyzing the allowance for loan losses, are discussed later in this report.

NONINTEREST INCOME

Noninterest income includes all revenues other than interest and fees earned on earning assets. Total noninterest income through September 30, 2005 of $1,055,000 was $30,000 more than the first three quarters of last year. Absent last year’s security gains of $23,000, which is a nonrecurring item, the increase would have been $53,000. For the third quarter, noninterest income was nearly level at $377,000 this year and $380,000, including a $4,000 security gain, last year.

We have experienced improvements this year in trust department income due to an increase in assets under management, service fees due to an expanded ATM network, brokerage fees where consistency in the broker position has generated increased business, and secondary market loan fees as a result of restructuring the revenue sharing agreement with the loan originator. Other noninterest income dropped by $62,000 primarily as a result of one time gains on the sale of foreclosed properties totaling $51,000 last year.

NONINTEREST EXPENSE

Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Total noninterest expense through September 30, 2005 was $5,329,000, up $365,000 or 7.4%, from last September 30. On a quarterly basis, noninterest expense actually fell $4,000 to $1,711,000. Our ability to limit these expenses will continue to have a significant impact on our profitability in the future.

Personnel costs are the largest component of noninterest expense and also account for the largest increase when compared to September 30, 2004, rising $120,000. This increase is largely due to rising benefit costs as salaries have increased by just $13,000. Among our benefit plans, the cost related to our group insurance plans, including our self-funded group medical plan, has increased $106,000. Our pension, which previously generated benefits under applicable accounting standards, is now generating expense thereby increasing costs $46,000. In addition, reduced loan production has limited the deferral of certain labor costs resulting in an additional $40,000 of expense. Offsetting these increases was an $84,000 reduction in the cost of retirement programs benefiting directors and certain officers. During the third quarter, personnel costs rose a proportional $42,000 due again to higher benefit costs. Salaries for the quarter were down by $10,000.

Although well contained in the third quarter, year-to-date occupancy expenses have risen $61,000 to $253,000 reflecting higher repairs, property insurance, utility costs and real estate taxes. Our third party data processing costs were also well contained in the third quarter rising just $3,000. For the year-to-date, however, these costs have risen $45,000 as a result of upgrades occurring midway through 2004. Effective February, 2006, we will be changing our primary data processor. This change is expected to generate savings in excess of $150,000 annually. In addition, we are considering a change in our ATM processing which could save another $50,000. Professional service fees were also well contained in the quarter falling $3,000, but show a $63,000 increase year-to-date. This is primarily the result of early 2005 costs related to Section 404 of the Sarbanes Oxley Act. Since that time our required implementation date for Section 404 has been delayed and we have been reassessing our approach to it. Nonetheless, since Section 404 still applies to us, we will once again incur these higher costs in the future.

The remaining components of noninterest expense, including equipment costs, director fees, postage, stationery, and other, have not shown significant changes through September 30. Other noninterest expense did decrease by $35,000 in the third quarter, however.

Overall, while the level of noninterest expense we have incurred through the third quarter is up $365,000 from last year, we are encouraged by the fact that this is still less than expected and by the savings we anticipate next year, particularly in data processing.

INCOME TAXES

Our provision for income tax expense includes both federal and state income taxes. Total taxes for the nine months of 2005 were $651,000, or 31.3% of pretax income. Total taxes for the three months ended September 30, 2005 were $291,000, or 32.2%. With the exception of income earned on loans to and bonds issues by municipalities and income from certain life insurance policies, all of our income is taxable. We have not been subject to the alternative minimum tax during any of the periods covered by this report.

Income tax expense was significantly lower last year due to unusually high loan charge offs.

FINANCIAL CONDITION

LOAN PORTFOLIO

After experiencing a $2.1 million decrease in the first quarter, our loan portfolio has grown by $8.2 million in the last two quarters to total $152,949,000. As expected, this growth has centered in the commercial and mortgage portfolios.

Our commercial portfolio now totals $26,718,000, up $2,887,000 from year end. This reflects increased efforts to develop more complete relationships with some of our better commercial customers.

Our mortgage portfolio has risen by $3,246,000 this year. Included in this total are both residential and nonresidential mortgages. The nonresidential portion typically involves commercial projects secured by land. We continue to experience good demand for these types of loans particularly in our Elkins and Snowshoe markets. In addition, we have participated in several nonlocal loans of this type. Total nonresidential real estate loans are now $40.7 million, up $2.6 million from year end. Loans of this nature typically carry variable interest rates tied to prime.

Our residential mortgages include both traditional home mortgage loans and home equity loans. The majority of our home mortgage loans carry adjustable rates. With the continuing popularity of fixed rate mortgages, our mortgage portfolio has dropped approximately $400,000 this year to $54.8 million. This is, however, up from $53.7 million at June 30. For customers who desire a fixed rate mortgage we continue to offer them through the Federal Home Loan Bank of Pittsburgh as well as other outlets. Originations of these loans, which are not retained in our portfolio, totaled $9,409,000 through September 30. The home equity portion of our residential mortgage portfolio has been very popular and now totals $8.8 million, compared to $8.2 million at year end.

Our consumer lending portfolio continues to suffer from competition from auto companies, credit cards and even home equity products such as our own. As of September 30, the consumer portfolio of $9,657,000 was down $214,000 for the quarter and $1,077,000 since year end. We expect to offer special year end auto financing programs during the fourth quarter in an effort to bolster our consumer portfolio. In addition, we are now undertaking a study to assess each of our loan types, our desired involvement in them, and how we can best participate in those lending efforts. We believe this study may result in new products or product structures in the near future.

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

As of September 30, our allowance for loan losses was $1,535,000, or 1.00% of gross loans. Based on our analysis, we believe this allowance properly addresses the risk that could be identified in our portfolio as of September 30. As noted above, the amount charged to the provision for loan losses is a function of the adequacy of the allowance. In our case, maintaining the allowance at $1,535,000 did not require us to make any provision for loan losses in the third quarter.

Included in our allowance at September 30 is $294,000 for losses related to loans specifically analyzed, $478,000 for losses related to pools of homogeneous loans, $354,000 for loan concentrations in the auto, lumber and lodging industries as well as $409,000 for the consideration of various other factors such as trends in bankruptcies and past due loans, staff changes and other economic factors. Laws which will make it more difficult to file bankruptcy will go into effect in October, 2005. Recent bankruptcy filings in our market area do exceed historical levels and have been mathematically considered in the evaluation of our allowance as of September 30. Nonetheless, based upon information available to us, we do not expect the impact of losses resulting from bankruptcies to be material. Through the first nine months of this year, total net loan losses have been just $49,000.

Based on information known to us, we believe our analysis is comprehensive and our allowance is adequate as of the report date. However, there can be no assurance that additional provisions for loan losses will not be required in the future as a result of changes in the assumptions which underlie our estimates and judgments or changes in economic conditions.

SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD

The bank’s securities portfolio uses funds not needed to satisfy loan demand to improve earnings while at the same time providing liquidity and balancing interest sensitivity concerns. All securities are classified as available for sale.

Throughout 2005, the size of our securities portfolio has risen as deposit growth has exceeded loan growth. During the first nine months of the year we have made securities purchases of $18,460,000 while maturities, paydowns and securities sales have totaled just $9,251,000. As a result, the carrying value of the portfolio has increased $9,255,000 since year end to $62,293,000.

Our securities portfolio is primarily composed of U.S. Agency bonds with lesser holdings of investment grade municipals and corporate issues. The great majority of our purchases in 2005 have been callable agency issues. Due to the relatively flat nature of the yield curve the average life of the portfolio is short at just 2.2 years. Because we have received some temporary funds, and in light of the available yields, we have also kept more funds in overnight investments. Total overnight investments at September 30 were $5,896,000 while the year-to-date average has been $3,824,000. Overnight borrowings, on the other hand, have averaged just $164,000.

DEPOSITS AND OTHER FUNDING SOURCES

Deposit growth through the first nine months of this year of $20,409,000 has been significantly more than expected, partly due to the receipt of what we believe to be temporary deposits approximating $7.6 million. Absent this deposit growth is still a very strong $12.8 million.

While noninterest bearing deposits have increased by $1.4 million, it is in the interest bearing accounts where growth has been greatest. Interest bearing checking accounts have increased $12.2 million, including the temporary funds of $7.6 million. This leaves a permanent funding growth of $4.6 million which has been greatly aided by the acquisition of a new relationship with a local county agency.

We have also seen growth in our CD portfolio. In this area we have offered several products with competitive pricing terms and mid and long-term maturities in order to limit current repricing risk as well as exposure to rising interest rates in the future. In addition, all of our CDs have the unique feature we call step in, step up, step out which appeals to our customers and builds the overall deposit relationship. Year-to-date CD growth has totaled $7.7 million including $3.4 million in jumbo CDs and $4.3 million in other CDs.

In addition to deposits, we also utilize several types of borrowings to fund our assets. Repurchase agreements with local businesses and municipalities have been an important funding source recently. Some of our repos are awarded on a competitive bid system so it is possible that we may not be able to retain them indefinitely. However, due to the parameters typically included in the bid requirements, we are well positioned to maintain them. Overall, despite some seasonal fluctuations, we have found our repos to be a reliable source of funds.

When appropriate, we also use long-term borrowings to fund our activities, usually specific commercial loan projects. These borrowings are structured such that their cash flow patterns are similar to the corresponding loan to maintain an acceptable net interest spread. At September 30, 2005, our long-term borrowings totaled $5.7 million. This includes $3.5 million obtained in 2005 specifically for the purpose of locking in an interest rate spread. Generally, however, we expect to continue to fund our activities through internal sources.

CAPITAL RESOURCES

Total capital as a percentage of assets has fallen from 9.46% at year end to 8.72% at September 30. Absent the temporary deposit growth, the capital to asset ratio would approximate 9.00%. Our regulatory capital ratios are also well in excess of required minimums.

We believe our capital base is more than adequate to provide for current operating needs and expected future growth. We are not aware of any commitments or contingencies which are likely to materially alter our capital position.

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

We monitor liquidity on a regular basis by preparing projected balance sheets and analyzing our sources and uses of funds. Historically, we have satisfied our liquidity needs through internal sources of funds with the exception of certain loans which have been funded by borrowing funds from the Federal Home Loan Bank of Pittsburgh. Currently, we have access to approximately $95,135,000 through various FHLB programs.

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

Part I Item 3

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. Our primary market risk is interest rate risk which results from timing differences in the repricing of assets, liabilities and off-balance-sheet instruments although some amount of interest rate risk is inherent and appropriate in banking. We attempt to control interest rate risk through our asset/liability committee which is comprised of members of senior management and other management personnel.

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

At September 30, 2005, we measured the impact an immediate and sustained change in interest rates of 100, 200 and 300 basis points, applied to all of our earning assets and interest bearing liabilities, would have on our net interest income over the next twelve month period. These tests indicate that net interest income can be expected to change by less than 2% for each 100 basis point change in interest rates in our current rising rate environment.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings :

As of September 30, 2005 Citizens Financial Corp. was not involved in any material legal proceedings. We are, however, involved in various legal proceedings which occur in the normal course of business. Based on consultation with legal counsel, management believes that all such litigation will be resolved without materially affecting our financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against Citizens Financial Corp. or Citizens National Bank.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:         None.

Item 3. Defaults upon Senior Securities:         None.

Item 4. Submission of Matters to a Vote of Security Holders:         None.

Item 5. Other Information:

Effective October 1, 2005, we engaged the independent public accounting firm of S.R. Snodgrass of Wheeling, West Virginia to perform our internal audit function through December 31, 2006. Previously, this function was fulfilled by one on staff auditor. That auditor resigned on August 10, 2005.

Item 6. Exhibits:

(a)	Exhibits: The following exhibits are filed with this report:

Exhibit No.	Description of Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350

31.2	Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350

32.1	Certification Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS FINANCIAL CORP.

Date: 11/9/05	/s/ Robert J. Schoonover
Robert J. Schoonover President Chief Executive Officer

Date: 11/9/05	/s/ Thomas K. Derbyshire
Thomas K. Derbyshire Vice President, Treasurer and Principal Financial Officer