Form 10-K
period 2005-12-31
CITIZENS FINANCIAL CORP/DE/
filed 2006-03-23
CIK 764156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer; an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer  ☐     Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Citizens Financial Corp. common stock, representing all of its voting stock that was held by nonaffiliates as of the last business day of Citizens most recently completed second fiscal quarter, approximated $26,090,640.

As of February 28, 2006, Citizens Financial Corp. had 750,000 shares of common stock outstanding with a par value of $2.00.

This report contains 70 pages.

CITIZENS FINANCIAL CORP.

FORM 10-K INDEX

Citizens Financial Corp.

Form 10-K, Part I

Item 1. Business

Organizational History and Subsidiaries

Citizens Financial Corp., (“Citizens” or the “company”), is a $238 million bank holding company providing retail and commercial banking services primarily in central and eastern West Virginia. Citizens was incorporated in the State of Delaware in 1986 and is the parent company and sole owner of Citizens National Bank of Elkins (the “bank”).

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

Business of Citizens and Subsidiary

As a bank holding company, Citizens’ operations have been limited to the ownership of its subsidiary. To date, it has not sought to conduct any other form of permitted business activity, nor are there any current plans to do so.

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

Lending Activities

One of the objectives held by the bank’s founders is the granting of loans to creditworthy individuals and businesses, and the bank now provides such services from five of its six offices. In this regard, the bank has developed three primary loan portfolios: real estate, commercial, and consumer. Real estate loans consist of both residential and nonresidential loans. Residential real estate loans are typically made for the purchase or refinancing of single family homes and are usually secured by a first lien deed of trust. In general, these loans do not exceed an 80% loan to value ratio as determined by the use of independent appraisals or evaluations and carry a variable interest rate. Nearly all residential mortgage loans are made within the bank’s primary market area, and they tend to be in amounts of under $100,000. Loans, be they for residential real estate or other purposes, which exceed the established lending limit of the loan officer require approval of a superior officer or the directors loan committee. Historically, we have not experienced significant losses in this area, and these loans are viewed among the least risky made by the bank. Nonetheless, these loans, particularly those with larger balances, are subject to periodic review by the bank’s loan review officer.

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

Due to the limited size of our market area as well as the increased competition for home mortgage and auto loans, we also participate in commercial loans in surrounding markets through a group of community banks similar to ourselves. These loans may be secured by commercial real estate or other business property although the primary source of repayment is from business operations. Because these loans may be outside our primary market area they are subject to extensive analysis including the business and credit history of the borrowers and any guarantors, cash flow and payment abilities, collateral valuations and other pertinent factors. Additional security such as the assignment of life insurance and various loan covenants designed to limit risk are also obtained when necessary. As of December 31, 2005, these loans totaled $4.5 million, or 2.9% of our total loan portfolio.

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

Banking Operations

Operationally, we have centralized administrative and support functions in an attempt to achieve consistency and efficiency. The bank’s main office provides services such as bookkeeping, accounting, loan administration and review, compliance, marketing, training and development, human resources, and information technology support. Data processing and internal audit, while administered through the main office, are provided through third parties who are expert in their fields.

Employees

As of February 28, 2006, Citizens National Bank had a staff of 94 full-time equivalent employees. The bank’s employees are not represented by any union or other collective bargaining agreement and employee relations are believed to be good. Citizens Financial Corp. does not have any paid employees.

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

We maintain offices in Randolph, Tucker, Grant and Pocahontas Counties, West Virginia where a total of 26 banking offices representing 12 banks are located. As of June 30, 2005, the most recent date data is available, Citizens held 22.7% share of the $782 million deposit base in those counties.

Technological advances have created new ways to serve customers and new forms of competition. In 2004 we began offering internet banking as a way of reaching customers and meeting competitive demands. Internet banking thus joins our other delivery channels which include telebanking, ATMs and in-person branch delivery.

Economic Characteristics of Citizens’ Marketplace

Citizens serves an area of West Virginia including the counties of Randolph, Tucker, Grant and Pocahontas. This market is a largely rural, mountainous region covering approximately 2,876 square miles with a civilian labor force of 24,620.

The economy of this area typically does not experience highs or lows to the same degree as the national economy and is generally less prosperous than the nation as a whole. Major industries in the area include lumber and wood products, tourism, and poultry operations. Other major sources of employment include public schools, hospitals and other health care providers and various forms of local and state governmental services. As of December, 2005, the unemployment rate in this market was 5.2% compared to 4.2% for West Virginia and 4.6% nationwide. Average annual wages in the area approximate $24,240 which is below both state and national levels. Ongoing roadway improvements are helping to improve access to and transportation within the area and are expected to provide long-term economic benefits. However, the local economy is not expected to undergo significant changes in the short-term.

Supervision and Regulation

The following is a summary of certain statutes and regulations affecting Citizens and its subsidiary and is qualified in its entirety by reference to such statutes and regulations:

Bank Holding Company Regulation

Citizens is a bank holding company under the Bank Holding Company Act of 1956 (“BHCA”), which restricts its activities as well as any acquisition by it of voting stock or assets of any bank, savings association or other company. The holding company is subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Board. The subsidiary bank is subject to restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to the holding company or its subsidiaries, investments in the stock or other securities thereof and the taking of such stock or securities as collateral for loans to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of the holding company and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to the holding company and other subsidiaries. The bank is prohibited from acquiring direct or indirect control of more than 5% of any class of voting stock or substantially all of the assets of any bank holding company without the prior approval of the Federal Reserve Board. Citizens and its subsidiary is prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by the holding company or its subsidiaries.

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

Capital Requirements

As a bank holding company, Citizens is subject to the Federal Reserve Board’s risk-based capital guidelines. The guidelines establish a systematic framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into account and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance-sheet commitments into four weighted categories, with higher levels of capital being required for categories perceived as representing greater risk.

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

Sarbanes-Oxley

On July 30, 2002, the Senate and the House of Representatives of the United States enacted the Sarbanes-Oxley Act of 2002, a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information.

Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, Citizens’ chief executive officer and chief financial officer are each required to certify that Citizens’ Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of Citizens’ internal controls; they have made certain disclosures to Citizens’ auditors and the audit committee of the Board of Directors about Citizens’ internal controls; and they have included information in Citizens’ Quarterly and Annual Reports about their evaluation and whether there have been significant changes in Citizens’ internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. Effective in 2007, Section 404 of Sarbanes-Oxley will become applicable to Citizens.

Item 1.A. Risk Factors

You should consider the risks described below as well as the other information included or incorporated by reference in this Annual Report on Form 10-K, before making an investment in Citizens common stock. The risks described below are not the only ones we face in our business. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operation results could be materially harmed. In such an event, our common stock could decline in price, and you may lose all or part of your investment.

The Banking Business is Very Competitive

As explained under Item 1 of this report, Citizens faces a high degree of competition for it’s services.

In particular, our competitors include national and regional financial and banking companies whose greater resources may afford them a marketplace advantage by enabling them to mount extensive promotional and advertising campaigns. Additionally, other banks and other financial institutions may have products and services not offered by Citizens, or may have greater lending capabilities due to their larger legal lending limits, which may cause current and potential customers to choose those institutions. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits and range and quality of services provided. If we are unable to attract new and retain current customers, loan and deposit growth could decrease causing our results of operations and financial condition to be negatively impacted.

A Deterioration in Economic Conditions Could Negatively Impact Earnings

A downturn in local, regional or national economic conditions could negatively impact our earnings. The markets we serve in West Virginia do not have a large or diverse economic base and many customers rely on the lumber, tourism and poultry industries. A general economic slowdown, or one involving these specific industries, could have the following consequences.

•	Loan delinquencies may increase;

•	Problem assets and foreclosures may increase;

•	Loan charge-offs and provisions for loan losses may increase;

•	Demand for the products and services of the company may decline;

•	Collateral (including real estate) for loans made by the company may decline in value, in turn reducing customers’ borrowing power and making existing loans less secure; and

•	Customers may need to withdraw existing deposits to satisfy current living expenses causing reduced liquidity.

Customers May Default on the Repayment of Loans

Our customers may default on the repayment of loans, which may negatively impact our earnings due to loss of principal and interest income. Increased operating expenses may result from the allocation of management time and resources to the collection and work-out of the loan. Collection efforts may or may not be successful causing us to write off the loan or repossess the collateral securing the loan, which may or may not exceed the balance of the loan.

Management evaluates the adequacy of the allowance for loan losses at least quarterly, which includes testing certain individual loans as well as collective pools of loans for impairment. This evaluation includes an assessment of actual loss experience within each category of the portfolio, individual commercial and commercial real estate loans that exhibit credit weakness; current economic events, including employment statistics, trends in bankruptcy filings, and other pertinent factors; industry or geographic concentrations, and regulatory guidance. Additions to the allowance for loan loss result in an expense for the period.

Our regulatory agencies periodically review the allowance for loan losses. Based on their assessment the regulatory agencies could require us to adjust the allowance for loan losses. Any such adjustments could negatively impact the results of operations or financial position.

Increased Commercial Lending Could Result in Increased Risk

Much of our loan growth has centered on commercial loans including those in the lumber, tourism and lodging industries. Commercial loans are typically larger and more complex than residential and consumer lending and now represent our largest type of loan. Our ability to properly identify, measure and manage the risks involved in commercial lending, including our ability to attract and retain qualified staff, may impact the degree to which loans are realized.

Current Market Interest Rates and Cost of Funds may Negatively Impact Earnings

Fluctuations in interest rates may negatively impact the business of the bank. The bank’s main source of income from operations is net interest income, which is equal to the difference between the interest income received on interest-bearing assets and the interest expense incurred in connection with interest-bearing liabilities. These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign and the monetary and fiscal policies of various governmental and regulatory authorities. The bank’s net interest income can be affected significantly by changes in market interest rates. Changes in relative interest rates may reduce the bank’s net interest income as the difference between interest income and interest expense decreases. As a result, the bank has adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. However, even with these policies in place, we cannot assure you that a decrease in interest rates will not negatively impact its results from operations or financial position.

There is an Illiquid Market for the Company’s Shares.

Because a very limited market exists for the company’s common stock, a shareholder may have difficulty selling his or her shares in the secondary market. We cannot predict when, if ever, we could meet the listing qualifications of the Nasdaq Stock Market’s National Tier or any exchange. We cannot assure you that there will be a more active public market for the shares in the near future.

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

The bank also owns two properties which adjoin its main office for future expansion. One such building has been demolished while the other will be leased to the current tenants until May, 2006. In 2004 we purchased a property adjacent to our Beverly branch as a means of both maintaining our own property value and providing for expansion needs. This facility is currently occupied by a tenant under a lease agreement which expires in 2008.

Citizens Financial Corp. does not own or lease any property. To date Citizens has utilized the bank’s facilities and has not occupied more than a minimal amount of space. No compensation is paid to the bank in any way for such usage as it is deemed to be insignificant.

Item 3. Legal Proceedings

As of December 31, 2005 Citizens Financial Corp. was not involved in any material legal proceedings. The bank is involved in various legal proceedings which occur in the normal course of business, however. After consultation with legal counsel, we believe that all such litigation will be resolved without materially affecting the company’s financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against the company or its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of Citizens Financial Corp. during the fourth quarter of 2005.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Historically, the stock of Citizens Financial Corp. has traded only sporadically. The stock is traded on the over the counter bulletin board system, and a number of brokerage firms provide an efficient and orderly market for transactions involving its shares. There are no further plans, understandings, arrangements or agreements to list the stock on any larger exchanges at this time.

Citizens has only one class of stock, that being common stock, and all voting rights are vested in its holders. The shareholders of Citizens are entitled to one vote for each share of common stock owned on all matters subject to a vote of shareholders. At February 28, 2006 shareholders of record numbered approximately 470. The company has no plans to issue any other forms of capital.

Citizens maintains a policy under which it may purchase shares of its own stock for treasury, subject to certain limitations, when the Board of Directors determines it is in the best interest of the company to do so. Such shares are purchased on the open market through independent brokers. At December 31, 2005 and 2004 the number of treasury shares was 132,012 and 126,087, respectively. The purchase of these shares has not had a material impact on either capital or liquidity. No plans currently exist regarding their use and there are no plans regarding future purchases.

The following table presents the high and low market prices for Citizens’ common stock for the periods indicated.

	High	Low
First Quarter through February 28, 2006	$52.50	$51.25

2005
First Quarter	$49.50	$45.50
Second Quarter	$50.00	$47.25
Third Quarter	$51.60	$48.00
Fourth Quarter	$51.50	$49.00

2004
First Quarter	$44.00	$42.00
Second Quarter	$44.00	$41.75
Third Quarter	$47.00	$42.00
Fourth Quarter	$47.00	$45.00

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

Citizens shareholders are entitled to receive dividends when and as declared by its Board of Directors. Dividends are typically paid quarterly. Aggregate dividends were $1.60 per share in 2005 and $1.55 per share in 2004. Payment of dividends by Citizens is dependent upon payment of dividends to it by the subsidiary bank. The ability of the bank to pay dividends is subject to certain limitations imposed by national banking laws as outlined in Note 13 to the accompanying consolidated financial statements.

During the first quarter of 2006 Citizens announced a stock split in the form of a 200% stock dividend. This dividend will be paid on April 14, 2006 to shareholders of record April 3, 2006. The payment of this dividend will use all of the authorized and unissued shares available. Consequently, shareholders are being asked to approve an increase in the number of authorized shares from 2,250,000 to 4,500,000 at the annual shareholders’ meeting on April 22, 2006.

No shares of Citizens stock have been authorized for issuance under any type of equity compensation plan. In addition, at no time during the last three years have we sold any Citizens stock which was not registered under the Securities Act of 1933.

The following table provides information with respect to Citizens’ purchases of its own common stock during the fourth quarter of the fiscal year. All such purchases were made under a general policy, noted earlier, permitting the Board of Directors to make such purchases when it is believed to be in the best interest of the company to do so and not as part of any publicly announced plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of shares purchased	Average price paid per share	Total Number of shares purchased as part of publicly announced plans or programs	Maximum Number of shares that may yet be purchased under the plans or programs
October 1-31, 2005	1,500	$50.15	N/A	N/A
November 1-30, 2005	650	50.00	N/A	N/A
December 1-31, 2005	675	50.85	N/A	N/A

Item 6. Selected Financial Data

Selected financial data for the five years ended December 31, 2005 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this report.

Citizens Financial Corp.

Selected Financial Data Five Year Summary

(in thousands of dollars, except per share data)

	2005	2004	2003	2002	2001
BALANCE SHEET DATA:
Total assets	$238,190	$213,783	$209,129	$182,400	$166,819
Securities	66,854	53,874	60,077	54,219	48,964
Loans, net	152,136	144,587	134,311	115,187	107,075
Deposit	190,486	165,301	161,549	147,741	131,752
Total shareholders’ equity	19,613	20,223	20,478	20,605	19,022

SUMMARY OF OPERATIONS:
Total interest income	$12,976	$11,443	$11,415	$11,519	$11,830
Total interest expense	4,056	3,073	3,193	3,972	4,677

Net interest income	8,920	8,370	8,222	7,547	7,153
Provision for loan losses	275	935	324	288	347

Net interest income after provision for loan losses	8,645	7,435	7,898	7,259	6,806
Noninterest income	1,468	1,393	1,292	1,353	1,131
Noninterest expense	7,139	6,745	6,194	5,692	5,035

Income before income taxes	2,974	2,083	2,996	2,920	2,902
Income taxes	927	427	984	992	997

Net income	$2,047	$1,656	$2,012	$1,928	$1,905

PER SHARE DATA:
Net income	$3.29	$2.63	$3.14	$2.98	$2.93

Cash dividends	$1.60	$1.55	$1.50	$1.40	$1.30

Additional information required under Securities Act Industry Guide 3 for Bank Holding Companies follows:

Distribution of Assets, Liabilities & Shareholders’ Equity;

Interest Rates and Interest Differential

	2005			2004			2003
	Avg Bal	Interest	Yield/Rate	Avg Bal	Interest	Yield/Rate	Avg Bal	Interest	Yield/Rate
	(in thousands of dollars)			(in thousands of dollars)			(in thousands of dollars)
Interest Earning Assets:
Federal funds sold	$3,807	$123	3.23%	$1,506	$18	1.19%	$1,525	$15	1.01%
Securities:
Taxable	51,340	1,781	3.47	45,362	1,634	3.60	47,656	2,019	4.24
Tax-exempt (1)	8,825	496	5.62	8,721	479	5.49	9,137	525	5.74
Loans (net of unearned interest) (1) (2)	149,177	10,799	7.24	142,296	9,542	6.71	124,725	9,088	7.29

Total interest earning assets (1)	213,149	13,199	6.19	197,885	11,673	5.90	183,043	11,647	6.36

Nonearning assets:
Cash and due from banks	5,981			5,417			4,824
Bank premises and equipment, net	4,205			4,075			3,122
Other assets	4,642			5,572			6,250
Allowance for loan losses	(1,512)			(1,293)			(1,409)

Total assets	$226,465			$211,656			$195,830

Interest Bearing Liabilities:
Savings deposits	$26,077	130.50		$27,604	127.46		$26,910	164.61
Time deposits	82,768	2,583	3.12	76,565	2,134	2.79	71,976	2,273	3.16
NOW accounts	37,057	613	1.65	31,306	347	1.11	29,111	329	1.13
Money market accounts	7,165	50.69		7,478	38.50		8,524	60.70
Borrowings	26,933	680	2.52	23,719	427	1.80	15,868	367	2.31

Total interest bearing liabilities	180,000	4,056	2.25	166,672	3,073	1.84	152,389	3,193	2.10

Noninterest bearing liabilities:
Demand deposits	24,696			22,889			20,799
Other liabilities	1,348			1,535			1,786
Shareholders’ equity	20,421			20,560			20,856

Total liabilities and shareholder’s equity	$226,465			$211,656			$195,830

Net interest income (1)		$9,143			$8,600			$8,454

Net interest income to average earning assets (1)			4.29%			4.35%			4.62%

(1)	Yields on tax-exempt holdings are expressed on a tax equivalent basis using a 34% tax rate.
(2)	For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding.

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

	2005 Compared to 2004			2004 Compared to 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to
	(in thousands of dollars)
	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Federal funds sold	$50	$55	$105	$0	$3	$3
Taxable securities	209	(65)	144	(93)	(292)	(385)
Tax-exempt securities	(43)	(8)	(51)	(23)	(23)	(46)
Loans	538	790	1,328	1,214	(760)	454

Total interest earned	754	772	1,526	1,098	(1,072)	26

Interest expense on:
Savings deposits	(7)	10	3	4	(41)	(37)
Time deposits	183	267	450	139	(278)	(139)
NOW accounts	73	193	266	24	(6)	18
Money market accounts	(2)	14	12	(2)	(20)	(22)
Other borrowing	64	188	252	153	(93)	60

Total interest expense	311	672	983	318	(438)	(120)

Net interest income	$443	$100	$543	$780	$(634)	$146

Securities Portfolio

Presentation of the amortized cost of securities as of December 31, 2005 and 2004 may be found in Note 3 to the accompanying consolidated financial statements.

The following table sets forth the maturities of securities as of December 31, 2005 and the weighted average yields of such securities (calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security).

	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(in thousands of dollars)
U.S. Treasury and other
U.S. government agencies and corporations	$16,570	3.69%	$40,874	3.72%	$122	5.48%	$—	—%	$57,566	3.72%
State and political subdivisions (1)	941	5.97	6,441	5.00	898	5.76	—	—	8,280	5.19
Other securities	1,271	2.28	—	—	—	—	704	3.46	1,975	2.70

Total	$18,782	3.71%	$47,315	3.90%	$1,020	5.73%	$704	3.46%	$67,821	3.87%

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

	December 31
	2005	2004	2003	2002	2001
	(in thousands of dollars)
Commercial, financial and agricultural	$26,589	$23,831	$25,417	$20,819	$16,741
Real estate-construction	10,559	8,759	5,963	2,689	3,753
Real estate-mortgage	104,868	101,083	89,111	77,937	70,281
Installment loans	9,726	10,734	12,396	13,657	15,889
Other	2,051	1,636	2,868	1,566	1,913

Total loans	$153,793	$146,043	$135,755	$116,668	$108,577

Loan Maturities and Interest Rate Sensitivity

Note 4 to the accompanying consolidated financial statements also provides data concerning the contractual maturities of loans, including commercial, financial and agricultural loans as well as real estate construction loans, as of December 31, 2005. Also provided are the amounts due after one year classified as fixed rate and variable rate loans.

Risk Elements

Nonperforming Loans

The table below presents our nonperforming loan data for each of the last five fiscal year ends:

	December 31
	2005	2004	2003	2002	2001
	(in thousands of dollars)
Nonaccrual loans	$58	$—	$16	$14	$30
Loans past due 90 days or more still accruing interest	538	559	352	57	337
Troubled debt restructurings	—	—	—	—	—

Total	$596	$559	$368	$71	$367

Potential Problem Loans

As stated in Note 5 to the accompanying consolidated financial statements, impaired loans totaled $3,650,075 and $48,053 at December 31, 2005 and 2004. These loans were classified as impaired due to doubts about the borrowers ability to repay as called for in the loan documents. Additional information regarding these loans may also be found in Note 5.

Loan Concentrations

Information concerning loan concentrations is provided in Note 4 to the accompanying consolidated financial statements.

Summary of Loan Loss Experience

The following table provides an analysis of our allowance for loan losses for each of the last five fiscal year ends.

	December 31
	2005	2004	2003	2002	2001
	(in thousands of dollars)
Balance, beginning of year	$1,378	$1,396	$1,386	$1,398	$1,151
Charge offs:
Commercial, financial and agricultural	—	1,031	129	134	27
Real estate-mortgage	—	36	24	56	12
Installment	90	98	190	138	116

Total	90	1,165	343	328	155

Recoveries:
Commercial, financial and agricultural	5	192	21	3	36
Real estate-mortgage	1	—	—	1	—
Installment	28	20	8	24	19

Total	34	212	29	28	55

Net charge offs	56	953	314	300	100
Provisions for loan losses	275	935	324	288	347

Balance, end of year	$1,597	$1,378	$1,396	$1,386	$1,398

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

The ratio of net losses to average loans outstanding was .04% in 2005, .67% in 2004 and .25% in 2003.

The following tables provide an allocation of the allowance for loan losses for each of the last five year ends as well as the percent of loans in each category to total loans.

	Allocation of Allowance For Loan Losses December 31,
	2005	2004	2003	2002	2001
Commercial, financial and agricultural	$901	$717	$810	$918	$621
Real estate-construction	—	—	—	17	29
Real estate-mortgage	320	282	103	164	412
Installment and other	151	173	185	103	127
Unallocated	225	206	298	184	209

Total	$1,597	$1,378	$1,396	$1,386	$1,398

	Percent of Loans in Each Category to Total Loans December 31,
	2005	2004	2003	2002	2001
Commercial, financial and agricultural	17%	16%	19%	18%	15%
Real estate-construction	7	6	4	2	4
Real estate-mortgage	68	69	66	67	65
Installment and other	8	9	11	13	16

Total	100%	100%	100%	100%	100%

Deposits

The average daily amount of deposits and the rates paid on those deposits for the years ended December 31, 2005, 2004 and 2003 were previously presented in the Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential.

A table summarizing the maturities of time certificates of deposit, including individual retirement accounts, of $100,000 or more as of December 31, 2005 may be found in Note 7 to the accompanying consolidated financial statements. There were no other time deposits of $100,000 or more at that date.

Return on Equity and Assets

The following table shows consolidated operating and capital ratios for the periods indicated.

	Year Ended December 31
	2005	2004	2003
Return on average assets	.90%	.78%	1.03%
Return on average equity	10.02	8.06	9.65
Dividend payout ratio	48.49	58.94	47.77
Average equity to assets ratio	9.02	9.71	10.65

Short-term Borrowing

Information concerning the company’s short-term borrowings is presented in Note 11 to the accompanying consolidated financial statements.

Disclosure of Contractual Obligations

The following table provides information regarding the contractual obligations of Citizens Financial Corp. at December 31, 2005:

	Payments Due By Period (in thousands of dollars)
	Total	Less than 1 year	1 – 3 years	3 - 5 years	More than 5 years
Contractual obligations

Long-term debt	$5,145	$1,565	$1,237	$804	$1,539
Capital leases	—	—	—	—	—
Operating leases	50	27	22	1	—
Purchase obligations	—	—	—	—	—
Other long-term Liabilities	—	—	—	—	—

Total	$5,195	$1,592	$1,259	$805	$1,539

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and results of operations of Citizens Financial Corp. and our subsidiary, Citizens National Bank of Elkins, for the periods indicated. It should be read in conjunction with the consolidated financial statements and accompanying notes thereto, which are included elsewhere in this report.

Description of Business

Citizens Financial Corp. is a $238 million Delaware corporation headquartered in Elkins, West Virginia. From there our wholly-owned subsidiary, Citizens National Bank of Elkins, provides loan, deposit, trust, brokerage and other banking and banking related services to customers in northcentral and eastern West Virginia and nearby areas through six branch offices. We conduct no business other than the ownership of our bank subsidiary.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the financial services industry. Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in our financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements and could change as new information becomes available. Consequently, later financial statements could reflect different estimates, assumptions, and judgments.

Some policies rely more heavily on the use of estimates, assumptions, and judgments than others and, therefore, have a greater possibility of producing results that could be materially different than originally reported. Our most significant accounting policies, including an explanation of how assets and liabilities are valued, may be found in Note 1 to the consolidated financial statements in our 2005 Annual Report to Shareholders and Form 10-K.

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

OVERVIEW

The bank grew significantly in 2005 with total assets rising by approximately $24,407,000 to $238,190,000. This is the result of greater than expected deposit growth of $25,185,000. Included in this amount is approximately $8 million in interest bearing checking accounts which are believed to be short-term in nature. Absent this, deposit growth of more than $17 million was still more than anticipated.

This increase in deposits was used to fund increases in both our loan and securities portfolios. Our loans increased $7,750,000, or 5.3% to $153,793,000. This was not as much as anticipated because several large loans unexpectedly paid off early in 2005 and overall loan demand, while strong in the commercial area, was not as strong in the consumer and residential areas as hoped for. Still, we feel good about our loan portfolio in 2005 and we foresee continuing loan opportunities in the coming year.

Meanwhile, our securities portfolio increased by $12,980,000. The average life of our securities portfolio remains short due to both the continuing flat yield curve and the short-term nature of some of our deposits. Additional short-term investments in federal funds of $2,003,000 also existed at year-end.

Income also improved significantly in 2005 rising by $391,000, or 23.6%, to $2,047,000. This was made possible by higher net interest income and a reduction in the provision for loan losses, which was unusually high last year due to the charge-off of a large commercial loan. Our higher earnings supported a 12 basis point improvement in our return on average assets to .90% while earnings per share rose $.66, or 25.1%, to $3.29. A more detailed discussion of the factors impacting our results of operations and financial condition follows. Amounts and percentages used in that discussion have been rounded.

Results of Operations

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

Throughout 2005 short term interest rates rose in response to continuing increases in the fed funds rate by the Federal Reserve. This rate was increased eight times, or 200 basis points, in 2005. Longer term rates, however, did not move in a similar manner. The result was that the yield curve became increasingly flat and banks found it difficult to improve their net interest margins. In our case, tax equivalent net interest income increased $543,000 to produce a net interest margin for 2005 of 4.29%, just shy of the most recent peer group average of 4.30% and our 2004 margin of 4.35%.

On a tax equivalent basis, interest income rose $1,526,000 to $13,199,000 in 2005. Growth in our average earning asset base of $15.3 million generated approximately $754,000 of this additional income. We were also able to increase the yield earned on our earning assets by 29 basis points to 6.19% as loans in particular produced better yields. Those better yields added another $772,000 to income.

At the same time, however, interest expense was also rising by $983,000. An increase in our interest bearing liabilities of $13.3 million accounted for approximately $311,000 of this. The rising rate environment also caused the cost of these funds, which are primarily of a short term nature, to increase by 41 basis points to 2.25%. These higher rates resulted in an additional $672,000 in interest expense.

In contrast to this, in 2004 both the yield on our earning assets and the cost of our interest bearing liabilities decreased while the size of our earning assets and interest bearing liabilities each increased. The resulting increase in tax equivalent net interest income was just $146,000. The net interest margin, however, fell 27 basis points.

Provision for Loan Losses

The provision for loan losses is our estimate of the amount which must be charged against current earnings in order to maintain the allowance for loan losses at a level considered adequate to provide for losses which are inherent in the loan portfolio. This amount is determined through quarterly evaluations of the loan portfolio. Our provision for loan losses totaled $275,000 in 2005 compared to $935,000 in 2004 and $324,000 in 2003. The increase in 2004 is the result of higher net charge-offs primarily arising from the failure of a commercial loan customer.

This reduction in the provision for loan losses was a significant cost savings to the bank in 2005 and helped support the years’ higher earnings. Because the amount of the provision for loan losses is a function of our overall assessment of loan quality and the adequacy of the allowance for loan losses, which itself relies on significant use of judgment and estimates, the provision for loan loss expense may increase or decrease in the future. Please refer to the Credit Quality and Allowance for Loan Losses section of this report where we further discuss the estimation methods and assumptions we use in analyzing the allowance and the quality of our loan portfolio.

Noninterest Income

Noninterest income, which includes all revenues other than interest and fees from earning assets, is becoming increasingly important to the success of community banks like Citizens. In 2005, noninterest income was $1,468,000, or 10.2% of total revenues. This is a $75,000 increase from $1,393,000 in 2004. Absent nonrecurring gains on the sale of securities and repossessed properties, noninterest income would have totaled $1,441,000 in 2005 and $1,319,000 in 2004; a $122,000 improvement. In 2003, noninterest income was $1,292,000.

Improvements were noted in several areas in 2005. Service fees, which is the largest component of noninterest income, increased by $71,000, about 10.1%, to $772,000 as a result of increased ATM and overdraft fees. Installing two new ATMs during 2004 gave rise to the increase in ATM fees. By restructuring the revenue sharing agreement with our secondary market mortgage originator we improved income by nearly $39,000. Our brokerage service benefited from having a full time broker on staff for the entire year with the result that income increased by $29,000 while an increase in assets under management gave rise to a $7,000 increase in trust income. On the other hand, other noninterest income fell by $49,000. The primary reasons for this include a smaller increase in the cash surrender value of insurance contracts used to fund certain retirement benefits and a reduction in the amount of gains recognized on the sale of foreclosed properties.

As noted above, absent nonrecurring items, noninterest income would have been $1,319,000 in 2004. This is not significantly different than the $1,292,000 earned in 2003.

We expect service fees on deposit accounts to continue to be our primary source of noninterest income in the future although the success of our trust, brokerage and mortgage operations are also important income determinants.

Noninterest Expense

Noninterest expense includes all items of expense other than interest expense, the provision for loan losses and income taxes. Historically our level of noninterest expense has been higher than average, partly due to the relatively smaller branch facilities our market area can support. Noninterest expenses have also been increasing on a yearly basis. Management is devoting significant efforts to better control this growth in the future, however. Successfully doing so will be one of the keys to improving our earnings.

In 2005, total noninterest expense was $7,139,000. This is an increase of $394,000, or 5.9% from $6,745,000 in 2004. Although this increase remains significant it is less than in recent years. From 2000 to 2004 the average increase in noninterest expense was $541,000, or 10.2%.

Personnel costs are the largest component of noninterest expense and accounted for the largest increase in 2005 rising $132,000, or 3.7%. This is due to rising benefit costs as salaries actually fell $8,000. Among our benefit plans are medical, life, long term disability and accidental death coverage. The bank pays the cost of these benefits for its employees and, in the case of medical coverage, for the employees’ families as well. The cost of providing these benefits rose $107,000 in 2005. With our group medical plan being self funded, the level of claims we incur is a major determinant of cost. For 2006, we have adjusted certain provisions of our stop loss coverage in an attempt to better control our costs.

We also offer both a pension and 401(k) plan for the benefit of our employees. The cost of these plans increased by $81,000 in 2005 mostly as a result of higher pension costs as determined under applicable accounting standards. In addition, reduced loan production has limited the deferral of certain labor costs resulting in an additional $38,000 of expense. Our remaining benefit plans provide retirement income for directors and selected officers. The cost of these plans fell by $97,000 in 2005.

Our data processing activities are performed by an independent third party. The cost of these services is significant and has risen in recent years due to price increases, expansion of our ATM network, and the need to gather and monitor additional data for both managerial and regulatory purposes. In 2005 fees paid for these services increased by $40,000 to $599,000. We also incur significant costs to purchase and maintain certain software programs. These costs are also increasing, rising $33,000 to $208,000 in 2005.

In an effort to control these costs, develop more integrated systems and improve efficiency, we have changed processors in 2006. Although certain conversion costs will be incurred in 2006, we estimate that this change could produce savings approaching $200,000 annually on an ongoing basis.

Professional fees increased significantly in 2005 rising $86,000 to $246,000. This is primarily due to two factors; costs incurred in early 2005 related to Section 404 of the Sarbanes Oxley Act, and the outsourcing of our internal audit function. With regard to the Sarbanes Oxley Act, our required implementation date for Section 404 has been set at year-end 2007. This delay has provided us time to reassess our approach to Section 404, however, absent permanent relief we will again incur these costs in the future.

Also during 2005 we incurred higher occupancy expense as a result of higher repairs, property insurance and utility costs, as well as increased director fees. Other costs such as postage, stationery and other noninterest expenses did not change significantly.

In 2004, noninterest expense rose by $550,000, or 8.9%, to $6,745,000. Some of the factors causing this increase were similar to those discussed above as impacting 2005. For example, data processing and software costs increased $85,000 and $95,000, respectively, while legal fees related to a large loan charge-off contributed to a $38,000 rise in professional costs. Occupancy costs also increased as we wrote off $31,000 in leasehold improvements when we closed a temporary branch facility and moved into a permanent branch in Marlinton. Salaries and benefits also increased by $98,000 in 2004. This was the result of higher pension expense and an increase in salaries.

Income Taxes

Our provision for income taxes includes both federal and state income taxes. Total taxes were $927,000 in 2005, $427,000 in 2004, and $984,000 in 2003. The drop in our 2004 tax is primarily related to the unusually high level of loan charge-offs we experienced. With the exception of income earned on loans to and bonds issued by municipalities, and income from certain life insurance policies, all of our income is taxable. We have not been subject to the alternative minimum tax during any of the periods covered by this report. Note 9 of the accompanying consolidated financial statements provides additional information concerning our income tax expense.

Financial Condition

Loan Portfolio

Our lending activities are generally designed to satisfy the home mortgage, consumer, and commercial credit needs of customers in our market area. However, due to the limited size of our market area, and the increased competition for home mortgage and auto loans, we also participate in commercial loans in surrounding markets through a group of community banks similar to ourselves. These loans total $4,535,000, or 2.9% of our total loan portfolio.

Although we experienced several large loan payoffs early in 2005, our loan portfolio still grew by $7,750,000, or 5.3%, to end the year at $153,793,000. This represents 64.6% of total assets. As expected, much of this growth occurred in our commercial and commercial mortgage portfolios.

Our commercial portfolio now totals $26,589,000, up $2,758,000 from year-end 2004. This 11.6% increase largely reflects our ability to develop more complete relationships with existing customers and the positive results of continuing to call on them. These same efforts, along with favorable business conditions in several markets, have also brought about an increase in our commercial real estate loans. These loans now total $40,852,000, up from $38,160,000. All of these loans, commercial and commercial real estate, typically carry variable interest rates tied to the prime rate. The combined total of these two portfolios of $67,441,000 makes commercial lending our largest loan portfolio.

Our residential mortgage portfolio remained constant at $55.2 million in 2005. These loans are mostly adjustable rate mortgages which have remained out of favor when compared to fixed rate mortgage products. For customers desiring fixed rate mortgages we continue to originate them on behalf of other lenders. In 2005, we originated $12,431,000 of these loans. For doing so we received $102,000 in fee income. These loans may or may not be serviced by us. We also provide home equity loans to qualifying customers. Home equities increased to $8.8 million in 2005.

Our real estate construction lending is reflective of the degree of new home and commercial resort building activity in our area. Construction loans increased to $10.6 million in 2005; approximately $7.6 million of this is related to commercial development projects at local ski resorts. Sales activity in these areas has been very brisk and we may or may not obtain the permanent financing needed by the ultimate owners.

Our consumer loan portfolio, which is largely dependent on auto loans, fell by $1,008,000 in 2005 to $9,726,000. This continues a several year trend as the captive finance companies of auto manufacturers have routinely offered more attractive options to consumers. These deals also tend to shift used car buyers to the new car market. These factors, and even the use of our own home equity loans, have reduced our auto lending opportunities. In late 2005 we were successful in attracting auto loans by adjusting our loan terms. In 2006 we will consider additional measures to increase this business and improve our contact with area auto dealers.

Credit Quality and Allowance for Loan Losses

The quality of our loan portfolio during 2005 was much improved from 2004 as indicated by our level of net charge-offs, which fell from $953,000 to just $56,000. As of December 31, 2005, we had just $58,000 of loans in nonaccrual status. Loans past due 90 days or more and still accruing interest totaled $538,000, which is .35% of our total loans. Loans past due 30 - 89 days did increase from $3,678,000 at year-end 2004 to $4,645,000 due to the difficulties of several specific customers. We are working closely with those customers and our analysis indicates the risk of loss is being systematically reduced as the customers improve their business operations. These risks have been appropriately accounted for in our allowance for loan losses.

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

As of December 31, 2005, our allowance for loan losses was $1,597,000, or 1.04% of gross loans. Based on the results of our analysis, we believe this allowance properly addresses the risk identified in our portfolio. Within our analysis we specifically analyzed loans totaling $13.4 million. Of these, it was determined that $2.9 million carried losses estimated at $538,000. Losses related to our smaller loan pools were estimated at $435,000 while loan concentrations in the auto, lumber and hotel/motel industries carried estimated losses of $332,000. Additional reserves were established for trends in the unemployment rate within our market area.

Based on information available to us we believe our analysis is comprehensive and our allowance is adequate as of the report date. However, there can be no assurance that additional provisions for loan losses will not be required in the future as a result of changes in the assumptions which underlie our estimates and judgments or changes in economic conditions or the conditions of individual borrowers.

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

Our securities portfolio is a major part of our asset base, increasing, $12,980,000 in 2005 to $66,854,000, or 28.1% of total assets. This increase occurred because our deposit growth exceeded our loan growth. Due to the fact that a portion of our deposit growth is expected to be short term in nature, as well as the flatness of the yield curve, many of the securities purchased in 2005 also had relatively short maturities. As a result, the weighted average life of the portfolio is now just 1.95 years. These same factors have also caused us to keep some funds in the overnight fed funds sold market. Fed funds totaled $2,003,000 at year-end and averaged $3,807,000 during 2005.

Because our securities portfolio is classified as available for sale it is carried at fair value. Unrealized losses which are temporary in nature are recognized as an adjustment to equity. Losses determined to be other than temporary are recognized in income. Throughout 2005, as interest rates rose, the fair value of our portfolio decreased. At year-end the fair value was $967,000 less than the amortized cost of the portfolio. Securities with a fair value of $25,410,000, and unrealized losses of $635,000, have been in a loss position for more than twelve months. As shown in Note 3, the majority of these securities are U.S. government and agency securities. All of the issuers are of sound financial condition and carry credit ratings of good to exceptional. Based on this, and our ability and intent to hold the securities for a reasonable period of time sufficient for a recovery of fair value, we do not consider these investments to be other than temporarily impaired at December 31, 2005.

Deposits and Other Funding Sources

Deposit growth in 2005 was very robust. Total deposits increased $25.2 million, or 15.2%. Noninterest bearing deposits rose by $5,186,000 to $28,648,000. Noninterest bearing deposits, however, do tend to change on a daily basis and this balance is higher than normal. More typical balances during late 2005 were approximately $27.4 million.

Interest bearing deposits increased by $19,999,000 in 2005. The largest growth was in interest bearing checking accounts, up $13.4 million. Of this approximately $8 million is believed to be temporary funding which is expected to be withdrawn by mid 2006. Also included in this are newly acquired deposits of a local governmental agency which average $1.7 million.

Our CD portfolio also grew in 2005. Regular CDs, those with balances under $100,000, increased $3,960,000 to $52,579,000. Jumbo CDs, those greater than $100,000, similarly increased by $3,931,000. This was achieved by selectively pricing and promoting certain CD terms. In addition, all of our CDs have a unique feature we call step in, step up, step out which appeals to customers and helps build better customer relationships.

At $32.2 million, our jumbo CD portfolio is an important source of funding. This portfolio is drawn entirely from our local markets as we do not market these products or accept out of area or brokered deposits

In addition to deposits, we also utilize several types of borrowings to fund our assets. Repurchase agreements with local businesses and municipalities have been an important funding source recently. Some of our repos are awarded on a competitive bid system so it is possible that we may not be able to retain them indefinitely. However, due to the parameters typically included in the bid requirements, we are well positioned to maintain them verses our competitors. Overall, despite some seasonal fluctuations, we have found our repos to be a reliable source of funds. Repos totaled $20.5 million at year-end and averaged $21.6 million during 2005.

When appropriate, we also use long term borrowings to fund our activities, usually specific commercial loan projects. These borrowings are structured such that their cash flow patterns are similar to the corresponding loan to maintain an acceptable net interest spread. At year-end, our long-term borrowings totaled $5.1 million. This includes $3.5 million obtained in 2005 specifically for the purpose of locking in an interest rate spread. Generally, however, we expect to continue to fund our activities through internal sources.

Capital Resources

Our total capital of $19.6 million has not changed significantly from 2004 when it was $20.2 million. Because our assets have increased, however, the ratio of capital to assets decreased from 9.5% to 8.2%, which is still an adequate level. A complete analysis of our capital accounts can be found by referring to the Statement of Changes in Shareholders’ Equity.

Banks and bank holding companies are subject to several risk weighted capital measures. As detailed in Note 13, we continue to maintain capital levels well in excess of the amount needed to be considered well capitalized under the regulations. This should continue to be the case throughout the foreseeable future and we are not aware of any trends or uncertainties which are expected to materially impair our capital position.

Our stock is traded on the over the counter market under the symbol CIWV.OB. Trading activity has historically been light with 44,000 shares traded in 2005 including 5,925 shares we purchased as treasury stock. The price of the stock ranged from $45.50 to $51.60 and ended the year at $51.50. Dividends paid in 2005 were increased for the fourteenth consecutive year to $1.60 per share, up $.05 per share from $1.55 in 2004.

Off-Balance-Sheet Obligations

A discussion of our involvement in off-balance-sheet obligations is presented in Note 12 to the consolidated financial statements contained in this report.

Liquidity

The objective of our liquidity management program is to ensure the continuous availability of funds to meet the withdrawal demands of customers, the credit needs of borrowers, and to provide for other operational needs. Liquidity is provided by various sources including unpledged investment securities, federal funds sold, loan repayments, a stable and growing deposit base and when necessary, external borrowings.

We monitor liquidity on a regular basis by preparing projected balance sheets and analyzing our sources and uses of funds. Historically, we have satisfied our liquidity needs through internal sources of funds with the exception of certain loans which have been funded by borrowing funds from the Federal Home Loan Bank of Pittsburgh. Currently, we have access to approximately $97,271,000 through various FHLB programs. Depending on loan demand, we may utilize a limited amount of FHLB borrowings to fund asset growth in 2006. We are not aware of any trends, commitments, events or uncertainties which may impair our ability to satisfy our operating cash needs.

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

We monitor our gap on a monthly basis. As of December 31, 2005, our one year gap was 1.96% of assets which indicates we may benefit from rising interest rates.

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

Change in Interest Rates (basis points)	Percent Change in Net Interest Income
+100	-0.46%
-100	-2.18%
+200	-0.93%
-200	-3.87%

These tests indicate our net interest income may fall whether rates increase or decrease. However, due to our current pricing structure, the rates on some of our deposits products, such as savings accounts, cannot fall by as much as 100 basis points. As a result the computed impact in down rate environments is greater than would normally be expected.

One of the keys to maintaining our net interest income in a rising rate environment is managing the rates paid on some of these same deposit accounts. We test this using our simulation models. These models indicate that if we can control the rates paid on certain deposits a rising interest rate environment could benefit earnings.

All methods of interest rate risk measurement and management are based on assumptions. Because of this we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results will differ from the simulated results due to the timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the strategies we employ.

Item 8. Financial Statements and Supplementary Data

CITIZENS FINANCIAL CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
ASSETS

Cash and due from banks	$6,770,128	$5,475,798
Federal funds sold	2,002,608	—
Securities available for sale, at fair value	66,854,339	53,874,409
Loans, less allowance for loan losses of $1,597,006 and $1,378,106, respectively	152,136,327	144,586,824
Bank premises and equipment, net	4,192,060	4,223,620
Accrued interest receivable	1,321,120	1,118,499
Other assets	4,913,386	4,504,223

Total assets	$238,189,968	$213,783,373

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest bearing	$28,647,792	$23,461,463
Interest bearing	161,837,937	141,839,189

Total deposits	190,485,729	165,300,652
Short-term borrowings	20,511,399	22,510,155
Long-term borrowings	5,145,328	4,146,232
Other liabilities	2,434,207	1,603,553

Total liabilities	218,576,663	193,560,592

Commitments and contingencies

Shareholders’ equity
Common stock, $2.00 par value, authorized 2,250,000 shares, issued 750,000 shares	1,500,000	1,500,000
Additional paid-in capital	2,100,000	2,100,000
Retained earnings	20,704,572	19,650,112
Accumulated other comprehensive income/(loss)	(1,315,875)	57,987
Treasury stock at cost, 132,012 and 126,087 shares, respectively	(3,375,392)	(3,085,318)

Total shareholders’ equity	19,613,305	20,222,781

Total liabilities and shareholders’ equity	$238,189,968	$213,783,373

See Notes to Consolidated Financial Statements

CITIZENS FINANCIAL CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For The Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Interest and dividend income
Interest and fees on loans	$10,744,643	$9,427,403	$8,985,036
Interest and dividends on securities:
Taxable	1,780,716	1,636,570	2,023,086
Tax-exempt	327,325	361,190	391,984
Interest on federal funds sold	123,172	17,914	15,455

Total interest and dividend income	12,975,856	11,443,077	11,415,561

Interest expense
Interest on deposits	3,376,537	2,645,847	2,826,172
Interest on short-term borrowings	501,698	307,654	254,359
Interest on long-term borrowings	178,078	119,649	112,873

Total interest expense	4,056,313	3,073,150	3,193,404

Net interest income	8,919,543	8,369,927	8,222,157
Provision for loan losses	274,667	934,899	324,000

Net interest income after provision for loan losses	8,644,876	7,435,028	7,898,157

Noninterest income
Trust income	201,402	194,593	253,313
Service fees	771,831	700,732	658,766
Insurance commissions	42,810	41,155	55,594
Securities gains, net	—	23,185	276
Brokerage fees	79,117	50,034	30,160
Secondary market loan fees	101,523	62,691	95,050
Other	271,639	320,818	199,027

Total noninterest income	1,468,322	1,393,208	1,292,186

Noninterest expense
Salaries and employee benefits	3,723,480	3,591,142	3,493,387
Net occupancy expense	332,748	265,313	238,243
Equipment rentals, depreciation and maintenance	484,001	480,443	417,957
Data processing	598,824	559,238	474,240
Director fees	252,483	220,861	222,983
Postage expense	170,653	166,589	157,186
Professional service fees	245,714	159,251	121,097
Stationery	155,923	162,858	137,179
Software expense	208,231	174,774	79,485
Other	966,597	964,490	852,747

Total noninterest expense	7,138,654	6,744,959	6,194,504

Income before income taxes	2,974,544	2,083,277	2,995,839
Income tax expense	927,358	426,938	983,890

Net income	$2,047,186	$1,656,339	$2,011,949

Basic and fully diluted earnings per common share	$3.29	$2.63	$3.14

Basic and fully diluted average common shares outstanding	621,405	628,877	641,298

See Notes to Consolidated Financial Statements

CITIZENS FINANCIAL CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For The Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Net Income	$2,047,186	$1,656,339	$2,011,949

Other comprehensive (loss):
Gross unrealized losses arising during the period	(1,060,150)	(972,022)	(916,890)
Adjustment for income tax benefit	402,857	369,368	348,413

	(657,293)	(602,654)	(568,477)

Reclassification adjustment for gains included in net income	—	(23,185)	(276)
Adjustment for income tax expense	—	8,810	105

	—	(14,375)	(171)

Increase in minimum pension liability	(1,155,756)	—	—
Adjustment for income tax benefit	439,187	—	—

	(716,569)	—	—

Other comprehensive (loss), net of tax	(1,373,862)	(617,029)	(568,648)

Comprehensive Income	$673,324	$1,039,310	$1,443,301

See Notes to Consolidated Financial Statements

CITIZENS FINANCIAL CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2005, 2004 and 2003

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income/(Loss)	Treasury Stock	Total Share- holders’ Equity
	Shares	Amount
Balance, December 31, 2002	750,000	$1,500,000	$2,100,000	$17,912,258	$1,243,664	$(2,150,947)	$20,604,975

Net income - 2003	—	—	—	2,011,949	—	—	2,011,949
Cost of 15,145 shares acquired as treasury stock	—	—	—	—	—	(611,517)	(611,517)
Cash dividends declared ($1.50 per share)	—	—	—	(958,345)	—	—	(958,345)
Net change in unrealized gain/(loss) on available for sale securities	—	—	—	—	(568,648)	—	(568,648)

Balance, December 31, 2003	750,000	1,500,000	2,100,000	18,965,862	675,016	(2,762,464)	20,478,414

Net income - 2004	—	—	—	1,656,339	—	—	1,656,339
Cost of 7,465 shares acquired as treasury stock	—	—	—	—	—	(322,854)	(322,854)
Cash dividends declared ($1.55 per share)	—	—	—	(972,089)	—	—	(972,089)
Net change in unrealized gain/(loss) on available for sale securities	—	—	—	—	(617,029)	—	(617,029)

Balance, December 31, 2004	750,000	1,500,000	2,100,000	19,650,112	57,987	(3,085,318)	20,222,781

Net income - 2005	—	—	—	2,047,186	—	—	2,047,186
Cost of 5,925 shares acquired as treasury stock	—	—	—	—	—	(290,074)	(290,074)
Cash dividends declared ($1.60 per share)	—	—	—	(992,726)	—	—	(992,726)
Net change in unrealized gain/(loss) on available for sales securities	—	—	—	—	(657,293)	—	(657,293)
Net change in minimum pension liability	—	—	—	—	(716,569)	—	(716,569)

Balance, December 31, 2005	750,000	$1,500,000	$2,100,000	$20,704,572	$(1,315,875)	$(3,375,392)	$19,613,305

See Notes to Consolidated Financial Statements

CITIZENS FINANCIAL CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,047,186	$1,656,339	$2,011,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	400,996	404,329	344,218
Provision for loan losses	274,667	934,899	324,000
Deferred income tax expense	(202,424)	66,829	40,796
Amortization of security premiums, net of accretion of security discounts	196,484	281,443	286,743
Amortization of goodwill	13,399	13,399	13,399
Securities gains, net	—	(23,185)	(276)
(Gain)/loss on sale of equipment and other assets	(16,787)	(24,053)	1,082
(Increase)/decrease in accrued interest receivable	(202,621)	(22,013)	65,055
Increase in other assets	(257,428)	(473,268)	(107,213)
Increase in other liabilities	874,896	349,015	99,101

Net cash provided by operating activities	3,128,368	3,163,734	3,078,854

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	522,200	2,382,766	1,128,852
Proceeds from maturities and calls of securities available for sale	9,190,545	16,636,865	14,060,000
Principal payments received on securities available for sale	2,388,713	2,914,405	5,509,591
Purchases of securities available for sale	(26,338,022)	(16,148,868)	(27,760,122)
Loans made to customers, net	(8,290,615)	(12,375,235)	(19,559,618)
Purchases of bank premises and equipment	(380,311)	(1,032,823)	(747,697)
Proceeds from sale of other real estate and other assets	173,443	443,313	19,736
Purchase of real estate	—	(105,000)	—

Net cash used in investing activities	(22,734,047)	(7,284,577)	(27,349,258)

See Notes to Consolidated Financial Statements

(Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposit, NOW, money market and savings accounts	17,294,294	1,438,095	8,226,815
Net increase in time deposits	7,890,783	2,314,008	5,580,743
Net increase/(decrease) in short-term borrowings	(1,998,756)	443,854	11,671,556
Proceeds from long-term borrowings	3,500,000	3,100,000	3,000,000
Repayments of long-term borrowings	(2,500,904)	(2,356,670)	(1,475,666)
Dividends paid	(992,726)	(972,089)	(958,345)
Acquisition of treasury stock	(290,074)	(322,854)	(611,517)

Net cash provided by financing activities	22,902,617	3,644,344	25,433,586

Increase/(decrease) in cash and cash equivalents	3,296,938	(476,499)	1,163,182

Cash and cash equivalents:
Beginning	5,475,798	5,952,297	4,789,115

Ending	$8,772,736	$5,475,798	$5,952,297

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest on deposits and on other borrowings	$3,967,023	$3,095,290	$3,272,713

Income taxes	$940,784	$647,834	$1,015,938

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Other real estate and other assets acquired in settlement of loans	$466,445	$329,000	$111,127

Unrealized loss on securities available for sale	$(1,060,150)	$(995,207)	$(917,166)

Minimum pension liability	$(1,155,756)	$—	$—

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

Use of Estimates: In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Citizens Financial Corp. and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Loans and Allowance for Loan Losses: The bank makes mortgage, commercial and consumer loans to customers. Loans which management has the intent and ability to hold for the foreseeable future or until maturity or payoff are generally reported at their outstanding principal balance reduced by unearned income and the allowance for loan losses. Interest income is accrued daily on the outstanding principal balance. Loan origination fees and certain direct loan origination costs are deferred and amortized as adjustments to the related loan’s yield over its contractual life.

The accrual of interest on loans is discontinued when they are 90 days delinquent unless the loan is well secured and in the process of collection. However, loans may be placed on nonaccrual, or charged-off, at an earlier date if the collection of principal and interest is doubtful. When loans are placed on nonaccrual all interest which has accrued but not been collected is reversed against interest income, unless the income was recognized in prior years in which case it is charged to the allowance for loan losses. After loans are placed on nonaccrual interest is recognized on the cash basis. Loans may be returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that are inherent in the loan portfolio. The allowance is established by provisions charged to operating expense and reduced when loans are charged-off. Subsequent recoveries, if any, are credited to the allowance.

Management’s evaluation of the adequacy of the allowance for loan losses is based upon quarterly assessments of the loan portfolio. This assessment is inherently subjective and requires significant estimates that are subject to revisions as more information becomes available. Among the factors we consider are the borrower’s ability to repay, the value of the collateral securing the loan, historical charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, concentrations of credit, and various other factors.

A loan is considered impaired when, based on current information and events, it is probable that the company will be unable to collect the scheduled payments when due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for larger, nonhomogeneous loans including commercial and construction loans. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the bank does not separately identify individual consumer and residential loans for impairment disclosures.

The allowance consists of a specific component which relates to larger loans classified as special mention, substandard or doubtful and are specifically evaluated for impairment, as well as a general component for the smaller homogeneous loans not specifically evaluated. For specifically evaluated loans considered impaired an allowance is established when the loans’ discounted cash flows, collateral value or observable market price is less than its carrying value. For loans which are evaluated but not considered impaired, as well as smaller homogeneous loans, an allowance is established by grouping the loans into pools having similar risk characteristics and applying historical loan factors, adjusted for current conditions, to each pool.

Bank Premises and Equipment: Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets. Premises and equipment typically have useful lives ranging from 5 to 39 years. Repairs and maintenance expenditures are charged to operating expense as incurred. Major improvements and additions to premises and equipment are capitalized.

Other Real Estate: Other real estate consists of real estate held for resale which is acquired through foreclosure on loans secured by such real estate. At the time of acquisition, these properties are recorded at fair value with any writedown charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Expenses incurred in connection with operating these properties are charged to operating expenses as incurred; depreciation is not recorded on property held for sale. Gains and losses on the sales of these properties are credited or charged to operating income in the year of the transaction.

Intangible Assets: Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in a combination with a related contract, asset, or liability. Intangible assets are tested at least annually for impairment.

Securities Sold Under Agreements to Repurchase: We generally account for securities sold under agreements to repurchase as collateralized financing transactions. Securities pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party.

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

Basic and Fully Diluted Earnings per Share: Basic and fully diluted earnings per common share is computed based upon the weighted average shares outstanding. The weighted average shares outstanding were 621,405, 628,877 and 641,298 for the years ended December 31, 2005, 2004 and 2003, respectively. We did not have any potentially dilutive securities during that time.

Trust Department: Assets held in an agency or fiduciary capacity by the bank’s trust department are not assets of the bank and are not included in the accompanying consolidated balance sheets.

Off-Balance-Sheet Credit Related Financial Instruments. In the ordinary course of business, we may enter into commitments to extend credit, including commercial letters of credit, and standby letters of credit. These financial instruments are recorded when they are funded.

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

Reclassifications: Certain accounts in the consolidated financial statements for 2004 and 2003, as previously presented, have been reclassified to conform to current year classifications.

Significant New Accounting Pronouncements: In November 2005, FASB Staff Position (FSP) 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The FSP applies to investments in debt and equity securities and cost-method investments. The application guidance within the FSP includes items to consider in determining whether an investment is impaired, in evaluating if an impairment is other than temporary and recognizing impairment losses equal to the difference between the investment’s cost and its fair value when an impairment is determined. The FSP is required for all reporting periods beginning after December 15, 2005. Earlier application is permitted. The company does not anticipate the amendment will have a material effect on its financial statements.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (Revised 2004) (SFAS No. 123R) “Share-Based Payment”, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows” requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. The company will be required to apply SFAS No. 123R as of the annual reporting period that begins after September 15, 2005. The provisions of SFAS No. 123R do not have an impact on the company’s results of operations at the present time.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by the company or acquired in business combinations. SOP 03-3 does not apply to loans originated by the company. The company adopted the provisions of SOP 03-3 effective January 1, 2005. The initial implementation had no material effect on the company’s financial statements.

Note 2. Cash Concentrations

At December 31, 2005 we had cash concentrations totaling $4,391,864 with the Federal Reserve Bank of Richmond. These funds, as well as deposits with other correspondent banks, are generally unsecured and have limited insurance under current banking insurance regulations.

Note 3. Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at December 31, 2005 and 2004, are summarized below. All such securities are available for sale.

	2005
	Amortized Cost	Unrealized		Carrying Value (Estimated Fair Value)
		Gains	Losses
U.S. Government agencies and corporations	$50,560,587	$4,296	$718,899	$49,845,984
Mortgage backed securities - U.S. Government agencies and corporations	7,005,422	947	203,662	6,802,707
Federal Reserve Bank stock, restricted	108,000	—	—	108,000
Federal Home Loan Bank stock, restricted	596,200	—	—	596,200
Corporate debt securities	1,270,501	—	19,476	1,251,025
Tax exempt state and political subdivisions	8,280,250	34,744	64,571	8,250,423

Total securities available for sale	$67,820,960	$39,987	$1,006,608	$66,854,339

	2004
	Amortized Cost	Unrealized		Carrying Value (Estimated Fair Value)
		Gains	Losses
U.S. Government agencies and corporations	$34,534,656	$174,092	$177,476	$34,531,272
Mortgage backed securities - U.S. Government agencies and corporations	6,441,688	10,962	75,160	6,377,490
Federal Reserve Bank stock, restricted	108,000	—	—	108,000
Federal Home Loan Bank stock, restricted	795,300	—	—	795,300
Corporate debt securities	3,086,808	5,300	34,333	3,057,775
Tax exempt state and political subdivisions	8,814,428	203,336	13,192	9,004,572

Total securities available for sale	$53,780,880	$393,690	$300,161	$53,874,409

The tables which follow provide summaries of securities which were in an unrealized loss position at December 31, 2005 and 2004, all of which are available for sale. As of December 31, 2005, these securities had a total fair value of $58,795,734 and carried unrealized losses of $1,006,608 or 1.71%. Securities which have been in a continuous loss position for the past twelve months total $25,409,892. The unrealized loss pertaining to these securities is $635,014 or 2.50%. The majority of these losses are on securities issued by U.S. government agencies and corporations which carry the implied faith and credit of the U.S. Government. The other losses are on corporate and municipal instruments. With the exception of one municipal which is not rated, all of these instruments carry A ratings from the major credit rating agencies. We believe that these unrealized losses are the result of changing interest rates and that with our intent and ability to hold these investments to maturity provide strong evidence that we will fully recover our investment. In addition, no losses have been recognized on the $27,317,619 of securities that carried unrealized losses at December 31, 2004.

	2005
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$26,648,724	$258,255	$19,810,150	$460,644	$46,458,874	$718,899
Mortgage backed securities - U.S. Government agencies and corporations	3,282,560	71,703	3,397,060	131,959	6,679,620	203,662
Corporate debt securities	—	—	1,251,025	19,476	1,251,025	19,476
Tax exempt state and political subdivisions	3,454,558	41,636	951,657	22,935	4,406,215	64,571

Total	$33,385,842	$371,594	$25,409,892	$635,014	$58,795,734	$1,006,608

	2004
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$19,381,025	$177,476	$—	$—	$19,381,025	$177,476
Mortgage backed securities - U.S. Government agencies and corporations	841,384	3,283	3,673,258	71,877	4,514,642	75,160
Corporate debt securities	2,052,475	34,333	—	—	2,052,475	34,333
Tax exempt state and political subdivisions	1,369,477	13,192	—	—	1,369,477	13,192

Total	$23,644,361	$228,284	$3,673,258	$71,877	$27,317,619	$300,161

The maturities, amortized cost and estimated fair values of securities at December 31, 2005 are summarized as follows:

	Amortized Cost	Carrying Value (Estimated Fair Value)
Due within one year	$18,781,999	$18,658,677
Due after one through five years	47,314,474	46,462,837
Due after five through ten years	1,020,287	1,028,625
Equity securities	704,200	704,200

Total	$67,820,960	$66,854,339

Mortgage backed securities have remaining contractual maturities ranging from 2.5 to 10.5 years and are reflected in the maturity distribution schedule based on their anticipated average life to maturity, which ranges from 1.71 to 5.41 years. Accordingly, discounts are accreted and premiums are amortized over the anticipated life to maturity of the specific obligation.

The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized are as follows:

	Proceeds From			Gross Realized
Years Ended December 31,	Sales	Calls and Maturities	Principal Payments	Gains	Losses
2005	$522,200	$9,190,545	$2,388,713	$—	$—

2004	$2,382,766	$16,636,865	$2,914,405	$36,783	$13,598

2003	$1,128,852	$14,060,000	$5,509,591	$3,421	$3,145

At December 31, 2005 and 2004 securities with amortized costs of $28,427,321 and $26,557,056, respectively, and estimated fair values of $27,983,015 and $26,628,824, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities which are included in securities available for sale in the accompanying consolidated financial statements. Such securities are carried at cost, since they may only be sold back to the respective issuer or another member at par value.

Note 4. Loans

Loans are summarized as follows:

	December 31,
	2005	2004
Commercial, financial and agricultural	$26,589,047	$23,830,943
Real estate - construction	10,559,207	8,759,576
Real estate - mortgage	104,868,333	101,083,039
Installment loans	9,725,720	10,733,860
Other	2,051,144	1,635,758

Total loans	153,793,451	146,043,176

Less allowance for loan losses	1,597,006	1,378,106
Net deferred loan origination fees and costs	(56,142)	(78,246)
Unearned income	(3,976)	—

Loans, net	$152,136,327	$144,586,824

Included in the above balance of net loans are nonaccrual loans of $58,300 and $0 at December 31, 2005 and 2004, respectively. If interest on those nonaccrual loans had been accrued, such income would have approximated $5,662, $0 and $1,604 for the years ended December 31, 2005, 2004 and 2003, respectively.

The bank makes loans to its directors, executive officers and their related interests in the normal course of business. The following presents the activity with respect to these loans for the years ended December 31, 2005 and 2004:

	2005	2004
Balance, beginning	$3,316,463	$2,490,673
Additions	6,824,969	2,395,882
Amounts collected	(3,484,516)	(1,570,092)

Balance, ending	$6,656,916	$3,316,463

The following represents the maturities and sensitivities of loans to changes in interest rates at December 31, 2005, without regard to scheduled periodic principal repayments on amortizing loans:

	Due Within 1 Yr	Due After 1 But Within 5 Yrs	Due After 5 Yrs	Total
Commercial, financial and agricultural	$2,609,796	$11,889,250	$12,090,001	$26,589,047
Real estate - construction	7,896,380	685,416	1,977,411	10,559,207
Real estate - mortgage	1,436,634	6,510,020	96,921,679	104,868,333
Installment loans	871,148	7,849,840	1,004,732	9,725,720
Other	763,631	321,368	966,145	2,051,144

Total	$13,577,589	$27,255,894	$112,959,968	$153,793,451

Loans due after one year with:

Variable rates	$116,649,067
Fixed rates	23,566,795

Total	$140,215,862

Concentrations of Credit Risk: The bank grants installment, commercial and residential loans to customers in central and eastern West Virginia in striving to maintain a diversified loan portfolio. Nonetheless, concentrations of credit, defined as loans to a customer, the customers’ related parties, or to a number of customers operating in the same industry, which in the aggregate total 25% or more of capital can occur. At December 31, 2005, we had three such concentrations.

Direct and indirect extensions of credit to automobile dealers, consisting of floor plan loans and other commercial loans which are generally secured by liens on the subject inventories or equipment, totaled $6,470,483. Extensions of credit to companies operating in the lumber industry and their related parties totaled $7,152,974. These loans are generally made for the purpose of financing logging equipment and are typically secured by liens on the subject equipment. Extensions of credit to companies in the hotel/motel industry totaled $5,783,391. These loans are usually made to finance the purchase, operation or improvement of hotels and motels and are generally secured by liens on the subject property. Additional collateral such as pledges of accounts receivable, real estate, or personal guarantees may also be required when granting these credits. The bank evaluates each such customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained is based upon these credit evaluations.

Note 5. Allowance for Loan Losses

An analysis of the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003, is as follows:

	2005	2004	2003
Balance, beginning of year	$1,378,106	$1,395,908	$1,385,625

Charge offs:
Commercial, financial and agricultural	—	1,030,651	128,511
Real estate - mortgage	—	35,597	24,390
Installment	90,212	98,263	189,782

Total	90,212	1,164,511	342,683

Recoveries:
Commercial, financial and agricultural	5,660	191,439	21,200
Real estate - mortgage	1,022	210	208
Installment	27,763	20,161	7,558

Total	34,445	211,810	28,996

Net charge-offs:	55,767	952,701	313,717
Provision for loan losses	274,667	934,899	324,000

Balance, end of year	$1,597,006	$1,378,106	$1,395,908

The following summary provides additional information regarding impaired, nonaccrual and past due loans:

	December 31,
	2005	2004
Impaired loans without a valuation allowance	$754,609	$—
Impaired loans with a valuation allowance	2,895,466	48,053

Total impaired loans	$3,650,075	$48,053

Valuation allowance related to impaired loans	$537,919	$24,270
Total nonaccrual loans	58,300	—
Total loans past due ninety days or more still accruing	538,167	559,358

	Year Ended December 31,
	2005	2004	2003
Average investment in impaired loans	$3,974,629	$49,193	$—
Interest income recognized on impaired loans	292,013	2,536	—
Interest income recognized on a cash basis on impaired loans	278,334	2,343	—

No additional funds are committed to be advanced in connection with impaired loans.

Note 6. Bank Premises and Equipment

The major categories of bank premises and equipment and accumulated depreciation and amortization at December 31, 2005 and 2004, are summarized as follows:

	2005	2004
Land	$956,069	$773,103
Buildings and improvements	4,786,825	4,817,385
Furniture and equipment	2,636,036	2,714,250

Total bank premises and equipment	8,378,930	8,304,738
Less accumulated depreciation and amortization	4,186,870	4,081,118

Bank premises and equipment, net	$4,192,060	$4,223,620

Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003, totaled $400,996, $404,329 and $344,218, respectively.

Note 7. Deposits

The following is a summary of interest bearing deposits by type as of December 31, 2005 and 2004:

	2005	2004
Interest bearing checking accounts	$44,667,563	$31,230,582
Money market accounts	7,645,508	7,000,480
Savings accounts	24,687,908	26,661,952
Certificates of deposit under $100,000	52,578,930	48,619,214
Certificates of deposit of $100,000 or more	32,258,028	28,326,961

Total	$161,837,937	$141,839,189

Interest expense on deposits is summarized below:

	2005	2004	2003
Interest bearing checking accounts	$613,132	$347,520	$328,861
Money market accounts	49,703	37,609	59,686
Savings accounts	129,933	126,818	164,352
Certificates of deposit under $100,000	1,490,864	1,262,552	1,491,065
Certificates of deposit of $100,000 or more	1,092,905	871,348	782,208

Total	$3,376,537	$2,645,847	$2,826,172

The following is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 2005 and 2004:

	2005		2004
	Amount	Percent	Amount	Percent
Three months or less	$4,709,115	14.60%	$1,737,054	6.13%
Three through six months	4,018,345	12.46	3,160,591	11.16
Six through twelve months	4,839,600	15.00	9,019,776	31.84
Over twelve months	18,690,968	57.94	14,409,540	50.87

Total	$32,258,028	100.00	$28,326,961	100.00

A summary of the maturities for all time deposits as of December 31, 2005, follows:

Year	Amount
2006	$36,014,321
2007	18,506,509
2008	9,684,643
2009	1,206,676
2010	5,648,553
After 2010	13,776,256

Total	$84,836,958

At December 31, 2005, deposits of related parties including directors, executive officers, and their related interests of Citizens Financial Corp. and subsidiaries approximated $1,788,850.

Note 8. Derivative Instruments

From 2001 to 2004 the bank offered a product known as the Index Powered CD to its customers. This is a five year certificate of deposit which, if held to maturity, provides the customer with guaranteed return of principal and interest which is linked to the performance of the Standard and Poor’s 500 Index over the term of the certificate of deposit. As of December 31, 2005 and 2004 the notional value of these deposits was $904,278 and $909,278, respectively.

The linkage of the interest earned on the certificate of deposit and the return of the index is considered an equity option and is accounted for as an embedded derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). As required by SFAS 133, the fair value of the embedded derivative is deducted from the certificate of deposit creating a discount that is amortized to interest expense using the effective interest method over the term of the certificate of deposit. The corresponding equity option is carried as a liability at fair value with changes in the value recognized in current earnings.

To manage the market risk associated with this product, the bank entered into interest rate swap agreements with the Federal Home Loan Bank of Pittsburgh (“FHLB”) for the notional amount of the certificate of deposit. Under these agreements the bank pays either fixed or variable interest to the FHLB quarterly over the term of the certificate of deposit and the FHLB pays the bank the amount of interest due the customer at maturity.

This interest rate swap also represents a derivative contract and is accounted for as a fair value hedge under SFAS 133. As such, it is carried as an asset at fair value with changes in value being recognized in current earnings. The impact of our derivative activities on pretax income was $(37,865) in 2005, $(34,232) in 2004 and $(28,199) in 2003.

Note 9. Income Taxes

The components of applicable income tax expense/(benefit) for the years ended December 31, 2005, 2004 and 2003, are as follows:

	2005	2004	2003
Current:
Federal	$982,912	$439,819	$804,169
State	146,870	54,948	138,925

	1,129,782	493,767	943,094

Deferred:
Federal	(181,117)	(59,794)	36,502
State	(21,307)	(7,035)	4,294

	(202,424)	(66,829)	40,796

Total	$927,358	$426,938	$983,890

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

The tax effects of temporary differences which give rise to the company’s deferred tax assets and liabilities as of December 31, 2005 and 2004, are as follows:

	2005	2004
Deferred tax assets:
Allowance for loan losses	$457,236	$315,757
Accrued income and expenses	13,028	11,391
Employee benefit plans	226,063	138,780
Net loan origination fees and costs	21,335	29,733
Net unrealized loss on securities	367,316	—
Minimum pension liability	439,187	—

	1,524,165	495,661

Deferred tax liabilities:
Accretion on securities	(26,132)	(10,463)
Depreciation	(146,556)	(142,647)
Net unrealized gain on securities	—	(35,540)

	(172,688)	(188,650)

Net deferred tax asset	$1,351,477	$307,011

A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rate by book pretax income for the years ended December 31, 2005, 2004 and 2003, is as follows:

	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
Computed tax at applicable statutory rate	$1,011,345	34.0%	$708.314	34.0%	$1,018,585	34.0%
Increase/(decrease) in taxes resulting from:
Tax-exempt interest	(147,527)	(5.0)	(151,826)	(7.3)	(152,867)	(5.1)
State income taxes, net of federal tax benefit	82,872	2.8	30,963	1.5	91,691	3.1
Tax exempt income on retirement plans	(27,755)	(0.9)	(41,435)	(2.0)	—	—
Other	8,423	0.3	(119,078)	(5.7)	26,481	0.8

Applicable income taxes	$927,358	31.2%	$426,938	20.5%	$983,890	32.8%

Note 10. Employee Benefit Plans

The bank offers a number of benefit plans to its employees and directors. Among them are pension and other postretirement benefit plans which are described below.

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

401(k) Plan: A 401(k) profit sharing plan is provided for the benefit of all employees who have attained the age of 21 and completed one year/1,000 hours of continuous service. The plan allows participating employees to contribute amounts up to the limits set by the Internal Revenue Service and permits the bank to make discretionary contributions to the plan in such amount as the Board may determine to be appropriate. Contributions made to the plan by the bank for the years ended December 31, 2005, 2004 and 2003, were $77,000, $63,000 and $79,000, respectively.

Executive Supplemental Income Plan: Subsequent to an amendment to the bank’s pension benefit formula in 1995, it offered a nonqualified executive supplemental income plan to certain senior officers, some of whom are now retired, as a means of overcoming the reduced pension benefit. The plan provides predetermined fixed monthly income for a period of 180 months to the participants upon retirement. It is funded by life insurance contracts which the bank purchased. The bank has been named the beneficiary of those contracts. The liability accrued under this plan at December 31, 2005 and 2004 was $258,826 and $259,348, respectively. The cash surrender values of the underlying insurance contracts at those same dates were $469,540 and $422,387. Expenses associated with the plan were $11,217 in 2005, $13,806 in 2004, and $17,412 in 2003.

Executive and Director Supplemental Retirement Plan: Effective January 1, 2003, the bank entered into a non-qualified supplemental executive and director retirement plan with various officers and directors of the bank which provides them with income benefits payable at retirement age or death. In connection with this plan, the bank purchased life insurance contracts in 2002 for $2,000,000. These contracts are not assets of the plan but are instead owned by the bank and had cash surrender values of $2,108,177 at December 31, 2005 and $2,026,545 at December 31, 2004. Liabilities under the plan were $526,972 at December 31, 2005 and $412,236 at December 31, 2004. Expenses of the plan, net of income for the increase in the cash surrender value, were $51,992 in 2005, $99,118 in 2004 and $127,000 in 2003.

Postretirement Healthcare and Life Insurance Plan: The bank sponsors a postretirement healthcare plan and a postretirement life insurance plan for all retired employees that meet certain eligibility requirements. Both plans are contributory with retiree contributions that are adjustable based on various factors, some of which are discretionary. These factors are intended to hold constant the maximum monthly benefit of $100 payable per eligible retiree for postretirement health care. Accordingly, an assumed 1 percentage point increase or decrease in healthcare cost trend rates would not impact the healthcare plan’s accumulated postretirement benefit obligation or the aggregate of the plans service and interest costs. Both the healthcare plan and life insurance plan are unfunded.

Additional information regarding our defined benefit pension and other postretirement benefit obligation plans is provided below. The measurement date used for the pension disclosures is October 31.

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Change in benefit obligation

Benefit obligation at beginning of year	$4,085,958	$3,858,041	$571,082	$561,114
Service cost	98,730	98,265	23,575	28,104
Interest cost	267,484	250,813	31,084	33,021
Actuarial (gain)/loss	475,590	55,522	2,640	(29,697)
Benefits paid	(193,163)	(176,683)	(15,164)	(21,460)

Benefit obligation at end of year	$4,734,599	$4,085,958	$613,217	$571,082

Change in plan assets

Fair value of plan assets at beginning of year	$3,622,722	$3,521,702	$—	$—
Actual return on plan assets	326,141	309,165	—	—
Employer contribution	—	—	15,164	21,460
Benefits paid	(193,163)	(208,145)	(15,164)	(21,460)

Fair value of plan assets at end of year	$3,755,700	$3,622,722	$—	$—

Funded status	$(978,899)	$(436,236)	$(613,217)	$(571,082)
Unrecognized net actuarial (gain)/loss	1,840,198	1,396,559	(136,666)	(144,588)
Unrecognized prior service cost	(46,491)	(63,459)	—	—
Unrecognized net obligation at transition	—	—	146,609	167,555

Net amount recognized on consolidated balance sheets	$814,808	$869,864	$(603,274)	$(548,115)

Amounts recognized on consolidated balance sheets as:
Prepaid benefit cost	$814,808	$869,864	$—	$—
Accrued benefit liability	(1,155,756)	—	(603,274)	(548,115)
Deferred tax asset	439,187	—	—	—
Accumulated other comprehensive income	716,569	—	—	—

Net amount recognized	$814,808	$869,864	$(603,274)	$(548,115)

The accumulated benefit obligation of our pension plan was $4,096,648 at October 31, 2005 and $3,500,581 at October 31, 2004.

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Components of net periodic (benefit) cost

Service cost	$98,730	$98,265	$86,315	$23,575	$28,104	$23,590
Interest cost	267,484	250,813	243,011	31,084	33,021	33,628
Expected return on plan assets	(341,241)	(353,823)	(363,222)	—	—	(4,039)
Net amortization and deferral	(16,968)	(1,016)	(40,089)	15,664	17,130	20,946
Recognized net actuarial loss	47,051	—	—	—	—	—

Net periodic (benefit)/cost	$55,056	$(5,761)	$(73,985)	$70,323	$78,255	$74,125

Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of employees expected to receive benefits under the plan.

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Weighted-average assumptions used to determine net periodic benefit cost

Discount rate	6.50%	6.50%	7.00%	5.75%	6.25%	6.25%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	6.75%	6.75%	6.75%
Rate of compensation increase	3.50%	3.50%	4.00%	N/A	N/A	N/A

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Weighted-average assumptions used to determine benefit obligations

Discount rate	5.75%	6.50%	5.75%	6.25%
Rate of compensation increase	3.00%	3.50%	N/A	N/A

The expected long-term rate of return for the pension plan is based on the expected return of each of the plans’ asset categories (detailed below), weighted based on the median of the target allocation of each category.

	Target Allocation 2006	Allowable Range	Target Percentage of Plan Assets at October 31
			2005	2004
Plan Assets
Equity securities	70%	40-80%	73%	70%
Debt securities	25%	20-40%	22%	25%
Real estate	0%	0%	0%	0%
Other	5%	3-10%	5%	5%

Total	100%		100%	100%

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

Cash Flows

Contributions: We expect to contribute approximately $70,172 to our pension plan in 2006. No contributions are expected to be made to our other postretirement plans, however.

Estimated Future Benefits Payments: The following benefit payments, which reflect future service, are expected to be paid:

	Pension Benefits	Other Benefits
2006	$233,379	$31,013
2007	241,633	29,654
2008	261,840	33,875
2009	272,756	36,867
2010	284,251	37,492
2011-2015	1,508,556	204,960

Note 11. Other Borrowings

Short-Term Borrowings: During 2005 and 2004, our short-term borrowings consisted of securities sold under agreements to repurchase (repurchase agreements), advances under a line of credit with the Federal Home Loan Bank of Pittsburgh (FHLB) and federal funds purchased. Interest is paid on the repurchase agreements based on either fixed or variable rates as determined upon origination. At December 31, 2005 and 2004, securities with an amortized cost of $17,097,069 and $17,427,348 respectively, and estimated fair values of $16,767,119 and $17,395,887, respectively, were pledged to secure the repurchase agreements.

As a member of the FHLB, the bank has access to various lines of credit under programs administered by the FHLB. Borrowings under these arrangements bear interest at the interest rate posted by the FHLB on the day of the borrowing and are subject to change daily. The lines of credit are secured by a blanket lien on all unpledged and unencumbered assets.

The following information is provided relative to our short-term borrowing obligations:

	2005			2004
	Repurchase Agreement	Line of Credit	Federal Funds Purchased	Repurchase Agreement	Line of Credit	Federal Funds Purchased
Amount outstanding at December 31	$20,511,399	$—	$—	$19,080,155	$3,130,000	$300,000
Weighted average interest rate at December 31	2.50%	—	—	1.54%	2.21%	2.50%
Maximum month-end amount outstanding	$24,983,307	$1,389,500	$—	$20,090,632	$3,130,000	$300,000
Average daily amount outstanding	$21,635,619	$108,678	$14,178	$18,487,333	$667,135	$822
Weighted average interest rate for the year	2.30%	3.60%	3.55%	1.62%	1.35%	2.50%

Long-Term Borrowings: Long-term borrowings of $5,145,328 and $4,146,232 at December 31, 2005 and 2004, respectively, consist of advances from the FHLB which are used to finance specific lending activities. These advances carry fixed interest rates ranging from 1.00% to 5.00% while the weighted average interest rate at December 31, 2005 was 3.80%. The weighted average interest rate for the year ending December 31, 2005 was 3.44%.

A summary of the maturities of the long-term borrowings for the next five years is as follows:

Year	Amount
2006	$1,565,097
2007	861,366
2008	375,518
2009	392,916
2010	411,119
2011 and thereafter	1,809,312

Total	$5,415,328

Note 12. Commitments and Contingencies

At December 31, 2005 and 2004, the bank maintained required reserve balances with the Federal Reserve Bank of Richmond approximating $1,384,000 and $1,842,000, respectively. The bank does not earn interest on such reserve balances.

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

Financial instruments whose contract amounts represent credit risk	Contract Amount
	2005	2004
Commitments to extend credit	$26,919,444	$22,967,098
Standby letters of credit	559,244	468,372

Total	$27,478,688	$23,435,470

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

Note 13. Shareholders’ Equity and Restrictions on Dividends

The primary source of funds for the dividends paid by Citizens Financial Corp. is dividends received from Citizens National Bank. Dividends paid by the bank are subject to restrictions by banking regulations. The most restrictive provision requires approval by the Office of the Comptroller of the Currency if dividends declared in any year exceed the year’s net income, as defined, plus the retained net profits of the two preceding years. At December 31, 2005, the net retained profits available for distribution to Citizens Financial Corp. as dividends without regulatory approval approximate $1,572,008 or 8.0% of consolidated net assets.

The company and bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the company and bank must meet specific capital guidelines that involve quantitative measures of the company’s and bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The company and bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the company and bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. We believe, as of December 31, 2005, that the company and bank meet all capital adequacy requirements to which they are subject.

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total Capital (to Risk Weighted Assets)	$21,681	13.30%	$13,041	8.00%	$16,302	10.00%
Tier I Capital (to Risk Weighted Assets)	20,084	12.32	6,521	4.00	9,781	6.00
Tier I Capital (to Average Assets)	20,084	8.46	9,496	4.00	11,870	5.00

As of December 31, 2004:
Total Capital (to Risk Weighted Assets)	$21,400	14.18%	$12,073	8.00%	$15,092	10.00%
Tier I Capital (to Risk Weighted Assets)	20,022	13.27	6,037	4.00	9,055	6.00
Tier I Capital (to Average Assets)	20,022	9.37	8,547	4.00	12,821	5.00

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

Derivative Financial Instruments: The fair values of the interest rate swaps are based on quoted market prices of like products.

The carrying values and estimated fair values of the company’s financial instruments are summarized below:

	December 31, 2005		December 31, 2004
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and due from banks	$6,770,128	$6,770,128	$5,475,798	$5,475,798
Federal funds sold	2,002,608	2,002,608	—	—
Securities available for sale	66,854,339	66,854,339	53,874,409	53,874,409
Loans, net	152,136,327	142,877,836	144,586,824	140,825,132
Accrued interest receivable	1,321,120	1,321,120	1,118,499	1,118,499

Financial liabilities:
Deposits	$190,485,729	$190,482,623	$165,300,652	$164,955,655
Short-term borrowings	20,511,399	20,511,399	22,510,155	22,510,155
Long-term borrowings	5,145,328	5,043,043	4,146,232	4,091,244
Accrued interest payable	333,198	333,198	243,908	243,908

Financial instruments:
Interest rate swaps and call options	$53,271	$53,271	$82,459	$82,459

The company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the company’s overall interest rate risk.

Note 15. Condensed Financial Statements of Parent Company

Information relative to the parent company’s balance sheets at December 31, 2005 and 2004, and the related statements of income and cash flows for the years ended December 31, 2005, 2004 and 2003, are presented below.

	December 31,
Balance Sheets	2005	2004
Assets
Cash	$2,136	$2,654
Investment in subsidiaries	19,611,169	20,220,127

Total assets	$19,613,305	$20,222,781

Shareholders’ equity
Common stock, $2.00 par value, 2,250,000 shares authorized, issued 750,000 shares	$1,500,000	$1,500,000
Additional paid-in capital	2,100,000	2,100,000
Retained earnings	20,704,572	19,650,112
Accumulated other comprehensive income/(loss)	(1,315,875)	57,987
Treasury stock at cost, 132,012 and 126,087 shares, respectively	(3,375,392)	(3,085,318)

Total shareholders’ equity	$19,613,305	$20,222,781

	For the Years Ended December 31,
Statements of Income	2005	2004	2003
Income - dividends from subsidiary bank	$1,288,485	$1,298,650	$1,571,515
Expenses - operating	6,203	3,300	5,681

Income before equity in undistributed income of subsidiaries	1,282,282	1,295,350	1,565,834
Equity in undistributed income of subsidiaries	764,904	360,989	446,115

Net income	$2,047,186	$1,656,339	$2,011,949

	For the Years Ended December 31,
Statements of Cash Flows	2005	2004	2003
Cash Flows from Operating Activities
Net income	$2,047,186	$1,656,339	$2,011,949
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(764,904)	(360,989)	(446,115)
Decrease in amount due from subsidiary	—	—	3,299

Cash provided by Operating activities	1,282,282	1,295,350	1,569,133

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Dividends paid to shareholders	(992,726)	(972,089)	(958,345)
Acquisition of treasury stock	(290,074)	(322,854)	(611,517)

Cash used in financing activities	(1,282,800)	(1,294,943)	(1,569,862)

Increase/(decrease) in cash	(518)	407	(729)

Cash:
Beginning	2,654	2,247	2,976

Ending	$2,136	$2,654	$2,247

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Citizens Financial Corp. and Subsidiary

Elkins, West Virginia

We have audited the consolidated balance sheets of Citizens Financial Corp. and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Citizens Financial Corp. and Subsidiary for the year ended December 31, 2003 were audited by other auditors whose report, dated January 9, 2004, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Financial Corp. and Subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Yount, Hyde & Barbour, P.C.

Winchester, Virginia

January 6, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Citizens Financial Corp. and Subsidiaries

Elkins, West Virginia

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2003 of Citizens Financial Corp and Subsidiaries. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Citizens Financial Corp. and Subsidiaries and their cash flows for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

ARNETT & FOSTER, P.L.L.C.

Charleston, West Virginia

January 9, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No reportable items.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the company, under the supervision and with the participation of management, including the chief executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-4. Based upon that evaluation, the chief executive officer and principal financial officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company which is required to be included in the company’s periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the company’s internal controls or in other factors that could significantly offset internal controls, nor were any corrective actions required with regard to significant deficiencies or material weaknesses.

Item 9B. Other Information

No reportable items.

PART III

Item 10. Directors and Executive Officers of the Registrant

The number of directors of the company may consist of not less than five nor more than 25 persons in accordance with the company’s Articles of Incorporation. The number of directors is fixed by resolution of a majority vote of shareholders and currently stands at ten. Among them, Mr. John A. Yeager, CPA, serves as the company’s audit committee financial expert. Mr. Yeager received his bachelor’s degree in accounting from West Virginia University in 1980 and has six years experience in public accounting. During that time Mr. Yeager gained experience in the audit of banks whose characteristics and complexity are similar to Citizens. Mr. Yeager also has served as controller for two nonbanking companies for approximately eighteen years. He has served on the board of directors of Citizens National Bank since April, 1999 and of Citizens Financial Corp. since April, 2003. His current term on the holding company board expires in April, 2006 and he has been nominated to stand for reelection to an additional three year term expiring in April, 2009. The following table sets forth the names of all of the persons who have served as directors of Citizens Financial Corp. for the year ended December 31, 2005, their ages and principal occupations, their length of service to the company and the expiration of their present terms.

Name and Age	Principal Occupation During Past Five Years	Director Since (1)	Present Term Expires

Robert N. Alday 90	President, Phil Williams Coal Company	September, 1986	April, 2006 (2)

Max L. Armentrout 68	President, and Chairman of the Board Laurel Lands Corp.; Chairman of the Board, Citizens Financial Corp.	September, 1986	April, 2008

William J. Brown 59	President, Hess Oil Co., Inc.;	February, 2000	April, 2007

Edward L. Campbell 66	Co-Owner, Retired, Campbell’s Market	February, 2000	April, 2007

Name and Age	Principal Occupation During Past Five Years	Director Since (1)	Present Term Expires
John F. Harris 78	Retired, Transportation Industry; Senior Vice President, Citizens National Bank	September, 1986	April, 2008

William T. Johnson, Jr. 62	President and Chief Executive Officer and Executive Vice President, Citizens National Bank	April, 2005	April, 2008

Cyrus K. Kump 59	President, Kump Enterprises; Kerr Real Estate	June, 1992	April, 2006 (2)

Robert J. Schoonover 66	President and Chief Executive Officer, Citizens Financial Corp. and Citizens National Bank	April, 1998	April, 2007

L. T. Williams 75	Consultant, Retired, Elkins Builders Supply	September, 1986	April, 2008

John A. Yeager, CPA 47	Controller, Newlon’s International Sales, LLC	April, 2003	April, 2006 (2)

(1)	All of the above named directors, with the exception of Mr. Alday, have also served as directors of Citizens National Bank for the past five years on a continuous basis. Mr. Alday has not served Citizens National Bank in any official capacity.
(2)	Messrs. Alday, Kump and Yeager have been nominated to stand for reelection to an additional 3 year term expiring in April, 2009.

Set forth below are the executive officers of Citizens Financial Corp., their age, present position and relations that have existed with affiliates and others during the past five years.

Name and Age	Present Position	Principal Occupation and Banking Experience During the Last Five Years
Max L. Armentrout 68	Chairman of the Board	President and Chairman of the Board, Laurel Lands Corp.; Chairman of the Board, Citizens Financial Corp.

Robert J. Schoonover 66	President and Chief Executive Officer	President and Chief Executive Officer, Citizens Financial Corp. and Citizens National Bank

William T. Johnson, Jr. 62	Vice President	President and Chief Executive Officer and Executive Vice President, Citizens National Bank

Name and Age	Present Position	Principal Occupation and Banking Experience During the Last Five Years
Thomas K. Derbyshire 47	Vice President Treasurer	Executive Vice President, Senior Vice President and Chief Financial Officer, Citizens National Bank

Leesa M. Harris 42	Secretary	Senior Vice President and Trust Officer, Citizens National Bank; Executive Secretary, Citizens Financial Corp.

Citizens has adopted a Code of Ethics that applies to all employees, including its executive officers. In the event that Citizens makes any amendment to, or grants any waivers of, a provision of the Code of Ethics that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, the company intends to disclose such amendment or waiver and the reasons therefore, and Citizens will disclose the nature of such amendment or waiver in a report on Form 8-K. Citizens’ Code of Ethics may be viewed by accessing our website at www.cnbelkins.com.

Item 11. Executive Compensation

The executive officers of Citizens Financial Corp. serve without compensation from the company. They are, however, compensated by Citizens National Bank for serving as bank officers with the exception of Mr. Armentrout who is not employed by the bank. The following table sets forth the compensation of the company’s CEO for the years 2005, 2004 and 2003 as well as that of other officers who received total annual salary and bonus exceeding $100,000 during those years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (1) (2)
Robert J. Schoonover,	2005	$56,748	$—	$55,669
President & CEO	2004	129,732	—	19,223
Citizens Financial Corp. and Citizens National Bank	2003	122,538	—	18,022

William T. Johnson, Jr.	2005	$115,960	$—	$14,021
VP, Citizens Financial Corp.
President & CEO, Citizens National Bank

Thomas K. Derbyshire	2005	$102,255	$—	$7,585
VP & Treasurer,	2004	$106,539	$—	$4,172
Citizens Financial Corp.
EVP, SVP & CFO, Citizens National Bank

(1)	The bank’s group life and health insurance program, which is paid for by the bank, is made available to all full-time employees and does not discriminate in favor of directors or officers; however, in accordance with IRS Code Section 79, the cost of group term life insurance coverage for an individual in excess of $50,000 is added to the individual’s earnings and is included in this figure. Also included in this figure, are board fees earned, the company’s contributions to the individual’s 401(k) retirement savings program to which the individual has a vested interest and taxable income resulting from participation in a bank sponsored executive and director supplemental retirement plans.
(2)	The bank’s contributions to the pension plan, a defined benefit plan, are not and cannot be calculated separately for specific participants. No contributions were made by the bank in the years presented. The bank’s executive supplemental income as well as its executive and director supplemental retirement plan provides retirement benefits conditioned upon continued employment until retirement or the satisfaction of early retirement criteria. Participants are deemed to receive no compensation until such conditions are satisfied.

Neither the company nor the bank, maintain any form of stock option, stock appreciation rights, or other long-term compensation plans. Directors of the registrant are compensated for meetings attended in the amount of $110 per meeting. Directors of the bank receive $643 per meeting. Under normal circumstances, the Board of Citizens Financial Corp. meets quarterly while the Citizens National Bank Board meets monthly. Directors who are members of the bank’s loan committee, which meets weekly, receive $750 per month. In addition, the chairman of Citizens Financial Corp. is paid $2,167 per month by the bank, the president of Citizens Financial Corp. is paid $1,667 per month by the bank, and the senior vice-president of the bank receives $1,820 monthly for his services. No employment contracts or change in control arrangements exist between any executive officer and the registrant, or it’s subsidiaries.

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

Pension Benefits

Citizens Financial Corp., having no employees, has no retirement program, but Citizens National Bank has a pension program for its eligible employees. This pension plan is a qualified retirement plan and is available to all employees, including officers, who meet the eligibility requirements. Directors do not participate in this plan. Pensions for all participants are based on five-year average final compensation. Annual compensation for the pension plan includes overtime pay and bonuses. Credits are received for each year of participation at the following rates: 1 percent of the first $9,600 of the 5-year average final compensation and 1.5 percent of such average final compensation in excess of $9,600, all multiplied by years of service up to a 25-year maximum. The pension benefits are payable to participants on a monthly basis in the form of a joint and 50 percent survivor annuity for all married participants who do not elect otherwise, or in the form of a single life annuity for all other participants or survivors. Joint and 100 percent survivorship, single life annuity or 120 payments guaranteed are other optional forms of distribution.

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

The estimated credited years of service for the executive officers of Citizens Financial Corp. in the pension plan of Citizens National Bank are as follows:

Years of Credited Service*
Robert J. Schoonover	32
William T. Johnson, Jr.	45
Thomas K. Derbyshire	14

*	Max L. Armentrout is not a participant in the pension plan of Citizens National Bank.

401-(k) Plan

The bank has established a 401-(k) plan for the benefit of all employees who meet eligibility requirements. A description of the Plan, the eligibility requirements and the contributions made to the Plan by the bank for the years ended December 31, 2005, 2004 and 2003 may be found in Note 10 to the accompanying consolidated financial statements.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The company has no shareholder who is the beneficial owner of more than 5% of the company’s common stock, the only class of stock outstanding, as of February 28, 2006.

The following table sets forth the amount and percentage of stock of Citizens Financial Corp. beneficially owned by each director and executive officer of the company, and by all directors and executive officers as a group, as of February 28, 2006.

	Shares of Stock Beneficially Owned					Percent of Ownership
Name	Direct	Indirect		Total
Robert N. Alday	500	20,200	(1)	20,700		3.35%
Max L. Armentrout	25,775	4,725	(2)	30,500		4.94%
William J. Brown	750	750	(3)	1,500.24%
Edward L. Campbell	500	150	(4)	650.11%
John F. Harris	2,525	5,500	(5)	8,025		1.30%
William T. Johnson, Jr.	118	3,200	(6)	3,318.54%
Cyrus K. Kump	500	2,700	(7)	3,200.52%
Robert J. Schoonover	500	100	(8)	600.10%
L. T. Williams	1,750	0		1,750.28%
John A. Yeager	1,675	0		1,675.27%
Thomas K. Derbyshire	70	0		70.01%
Directors and executive officers of the Bank	4,580	4,008		8,588	(9)	1.39%
All Directors and executive officers as a group	39,125	38,133		77,258		12.50%

(1)	Mr. Alday’s indirect ownership includes 6,800 shares owned by his wife and 13,400 shares which he votes for the Phil Williams Coal Company.
(2)	These 4,725 shares are owned by Mr. Armentrout’s wife.
(3)	Includes 250 shares owned jointly with his wife and 500 shares held in custody for their children.
(4)	Includes 100 shares owned jointly with his wife and 50 shares owned by his wife.
(5)	These 5,500 shares are owned jointly with his wife.
(6)	Includes 2,260 shares owned jointly with his wife and 940 shares owned by his wife.
(7)	Includes 1,700 shares owned by his wife and 1,000 shares held in custody for their children.
(8)	These 100 shares are owned jointly with his wife.
(9)	This figure represents the ownership of persons who are directors or officers (vice president or higher) of the subsidiary bank but not of the company. Such persons number fourteen.

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

As of December 31, 2005, outstanding loan balances to related parties totaled $6,657,000 or 33.94 percent of equity capital with unused lines of credit of $1,838,000 or 9.37 percent of the equity capital of Citizens Financial Corp. outstanding to these parties.

Other than loans originated in the normal course of business by the Bank, none of the directors, executive officers, 5 percent or more beneficial stockholders or their immediate family members have an interest or are involved in any transactions with Citizens Financial Corp. or Citizens National Bank in which the amount involved exceeds $60,000, or was not subject to the usual terms or conditions, or was not determined by competitive bids. Information related to loans granted to related parties in excess of $60,000 is contained in Note 4 to the accompanying consolidated financial statements. Similarly, no director, executive officer or 5 percent or more beneficial stockholder has an equity interest in excess of 10 percent in a business or professional entity that has made payments to or received payments from Citizens Financial Corp. or Citizens National Bank in 2005 which exceeds 5 percent of either party’s gross revenue.

Item 14. Principal Accounting Fees and Services

As disclosed in our Form 8-K filing dated November 26, 2003, we changed principal accountants in 2004 with the engagement of Yount, Hyde and Barbour. Arnett and Foster, P.C., acted as our principal accountants prior to 2004. Fees for services provided by our principal accountants are provided below:

	2005	2004
Audit Fees	$37,775	$36,500
Audit-Related Fees	6,222	100
Tax Fees	4,800	3,200
All Other Fees	—	2,040

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

Item 15. Exhibits and Financial Statements Schedules

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

(3)	The following is a list of all exhibits filed as part of this report:

INDEX TO EXHIBITS

3 (i)	The company’s Articles of Incorporation, which were previously filed as amended on pages 66-70 of it’s Form 10-K dated December 31, 1999, are incorporated herein by reference.

3 (ii)	The company’s Bylaws, which were previously filed as amended on pages 64-71 of it’s Form 10-K dated December 31, 1998, are incorporated herein by reference.

4	The rights of security holders are defined in the Articles of Incorporation which were previously filed as amended on pages 66-70 of our Form 10-K dated December 31, 1999 which is incorporated herein by reference.

10	The following material contracts are incorporated by reference into this filing:

1) The bank’s Executive Supplemental Income Agreement as previously filed on pages 74-80 of the company’s Form 10-K dated December 31, 1995 and thereafter amended and filed on page 62 of the company’s Form 10-K dated December 31, 1996.

2) The bank’s Purchase and Assumption Agreement with South Branch Valley National Bank for the purchase of it’s banking facilities, assets and liabilities located in Petersburg, West Virginia dated December 17, 1999 and filed on pages 71-113 of the company’s Form 10-K dated December 31, 1999.

3) The bank’s Supplemental Retirement and Split Dollar Life Insurance plans for executives and directors dated January 1, 2003 and previously filed on pages 75-110 of it’s Form 10-K dated December 31, 2003.

11	The computation of per share earnings may be clearly determined by the material contained in this filing.

12	The computation of minimum standard capital ratios, as contained in this report, was done as specified in applicable regulatory guidelines. All other ratios presented may be clearly determined from the material contained in this filing.

13	As a Section 15(d) filer, four complete copies of the annual report to security holders and related proxy materials have been furnished to the Commission in paper format concurrent with the filing of this report. These four copies are not deemed “filed”, however.

14	The company’s Code of Ethics, which is applicable to all employees of the company and it’s subsidiary, including the principal executive officer and principal accounting officer, has been made available on the company’s website, www.cnbelkins.com, and is, therefore, not filed as part of this Form 10-K.

16	Letters regarding a change in certifying accountants as filed in the company’s Form 8-K dated November 26, 2003 and it’s Form 8-K/A dated December 3, 2003, are incorporated herein by reference.

21	List of subsidiaries of the registrant (filed herewith).

22	Published report regarding matters submitted to vote of security holders (filed herewith).

23	Consents of Yount, Hyde and Barbour, P.C. and Arnett and Foster, P.L.L.C. (filed herewith).

31.01	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

32.02	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

(b)	Exhibits required by item 601 of Regulation S-K-all applicable exhibits have been filed as detailed in the Index to Exhibits. Exhibits contained in item 601 of Regulation S-K but not contained in the Index are not applicable or are not required in Form 10-K.

Signatures

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Financial Corp.

By	/s/ Robert J. Schoonover
Robert J. Schoonover
President and Chief Executive Officer

Date:	3/14/06

By	/s/ Thomas K. Derbyshire
Thomas K. Derbyshire
Treasurer and Principal Financial Officer

Date:	3/14/06

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Max L. Armentrout Max L. Armentrout	Chairman of the Board and Director	3/22/06

Robert N. Alday	Director	__________

/s/ William J. Brown William J. Brown	Director	3/22/06

/s/ Edward L. Campbell Edward L. Campbell	Director	3/22/06

John F. Harris	Director	__________

/s/ William T. Johnson, Jr. William T. Johnson, Jr.	Director	3/22/06

/s/ Cyrus K. Kump Cyrus K. Kump	Director	3/22/06

/s/ Robert J. Schoonover Robert J. Schoonover	Director	3/14/06

/s/ L. T. Williams L. T. Williams	Director	3/22/06

/s/ John A. Yeager John A. Yeager	Director	3/22/06