Form 10-Q
period 2006-03-31
CITIZENS FINANCIAL CORP/DE/
filed 2006-05-11
CIK 764156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2006
Common Stock ($2 par value)	1,845,562

This report contains 45 pages.

FORM 10-Q

CITIZENS FINANCIAL CORP.

Quarter Ended March 31, 2006

PART I ITEM I - FINANCIAL INFORMATION

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	March 31, 2006	Dec. 31, 2005
	(Unaudited)	*
ASSETS

Cash and due from banks	$5,787	$6,770
Federal funds sold	37	2,003
Securities available for sale, at fair value	64,433	66,854
Loans, less allowance for loan losses of $1,702 and $1,597, respectively	156,595	152,136
Premises and equipment, net	4,166	4,192
Accrued interest receivable	1,419	1,321
Other assets	4,822	4,914

Total Assets	$237,259	$238,190

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$26,175	$28,648
Interest bearing	159,504	161,838

Total deposits	185,679	190,486
Short-term borrowings	24,187	20,512
Long-term borrowings	4,629	5,145
Other liabilities	2,833	2,434

Total liabilities	217,328	218,577

Commitments and contingencies

SHAREHOLDERS’ EQUITY

Common stock, $2.00 par value, authorized 2,250,000 shares, issued 2,250,000 and 750,000 Shares, respectively	4,500	1,500
Additional paid-in capital	—	2,100
Retained earnings	20,152	20,704
Accumulated other comprehensive income/(loss)	(1,346)	(1,316)
Treasury stock at cost, 396,036 and 132,012 Shares, respectively	(3,375)	(3,375)

Total shareholders’ equity	19,931	19,613

Total Liabilities and Shareholders’ Equity	$237,259	$238,190

*	From audited financial statements.

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of dollars, except per share data)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
INTEREST INCOME

Interest and fees on loans	$3,014	$2,465
Interest and dividends on securities:
Taxable	546	392
Tax-exempt	75	82
Interest on federal funds sold	22	26

Total interest income	3,657	2,965

INTEREST EXPENSE

Interest on deposits	1,033	691
Interest on short-term borrowing	146	90
Interest on long-term borrowing	48	25

Total interest expense	1,227	806

Net interest income	2,430	2,159
Provision for loan losses	103	103

Net interest income after provision for loan losses	2,327	2,056

NONINTEREST INCOME

Trust department income	47	51
Brokerage fees	31	22
Service fees	190	171
Insurance commissions	4	1
Security gains/(losses)	(18)	—
Secondary market loan fees	33	14
Other	92	64

Total noninterest income	379	323

NONINTEREST EXPENSE

Salaries and employee benefits	937	968
Net occupancy expense	90	85
Equipment expense	121	118
Data processing	224	166
Director fees	64	56
Postage	46	44
Professional service fees	64	59
Stationery	38	40
Software expense	46	66
Other	247	229

Total noninterest expenses	1,877	1,831

Income before income taxes	829	548
Income tax expense	259	173

Net income	$570	$375

Basic and fully diluted earnings per common share*	$0.31	$0.20

Weighted average shares outstanding*	1,853,964	1,871,739

Dividends per common share*	$0.12	$0.10

*	Restated to reflect stock split in the form of a 200% stock dividend.

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands of dollars)

	Three Months Ended March 31
	2006	2005
	(Unaudited)
Net income	$570	$375

Other comprehensive income:
Gross unrealized gains/(losses) arising during the period	(66)	(696)
Adjustment for income tax (expense)/benefit	25	264

	(41)	(432)

Less: Reclassification adjustment for (gains)/losses included in net income	18	—
Adjustment for income tax expense/(benefit)	(7)	—

	11	—

Other comprehensive income/(loss), net of tax	(30)	(432)

Comprehensive income/(loss)	$540	$(57)

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands of dollars)

	Three Months Ended March 31, 2006 and 2005 (unaudited)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Share- holders’ Equity
	Shares	Amount
Balance, January 1, 2006	750,000	$1,500	$2,100	$20,704	$(1,316)	$(3,375)	$19,613
Net income	—	—	—	570	—	—	570
Net change in unrealized gain/loss on securities	—	—	—	—	(30)	—	(30)
Cash dividends declared ($.12 per share)	—	—	—	(222)	—	—	(222)
Stock split effected in the form of a 200% stock dividend	1,500,000	3,000	(2,100)	(900)	—	—	—

Balance March 31, 2006	2,250,000	$4,500	$—	$20,152	$(1,346)	$(3,375)	$19,931

Balance, January 1, 2005	750,000	$1,500	$2,100	$19,650	$58	$(3,085)	$20,223
Net income	—	—	—	375	—	—	375
Net change in unrealized gain/loss on securities	—	—	—	—	(432)	—	(432)
Cash dividends declared ($.10 per share)	—	—	—	(187)	—	—	(187)

Balance March 31, 2005	750,000	$1,500	$2,100	$19,838	$(374)	$(3,085)	$19,979

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net Income	$570	$375
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	103	103
Depreciation and amortization	101	98
Amortization on securities	22	55
Loss on sale of securities	18	—
Loss on sale of OREO	4	—
Increase in accrued interest receivable	(98)	(28)
Decrease in other assets	142	55
Increase in other liabilities	353	482

Cash provided by operating activities	1,215	1,140

Cash flows from investing activities:
Principal payments on available for sale securities	385	454
Proceeds from sales of available for sale securities	2,493	279
Proceeds from maturities and calls, available for sale securities	2,500	1,815
Purchases of available for sale securities	(3,045)	(7,819)
Purchases of premises and equipment	(71)	(81)
Proceeds from sale of other real estate owned	64	—
(Increase)/decrease in loans	(4,620)	2,113

Cash used in investing activities	(2,294)	(3,239)

Cash flows from financing activities:
Cash dividends paid	(222)	(187)
Increase/(decrease) in short-term borrowing	3,675	(3,065)
Repayment of long-term borrowing	(516)	(684)
Increase in time deposits	973	4,476
Increase/(decrease) in other deposits	(5,780)	1,202

Cash used in financing activities	(1,870)	(1,742)

Net decrease in cash and cash equivalents	(2,949)	(357)
Cash and cash equivalents at beginning of period	8,773	5,476

Cash and cash equivalents at end of period	$5,824	$5,119

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,220	$785
Income taxes	$112	$22

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

The condensed consolidated statements contained herein include the accounts of Citizens Financial Corp. and its wholly-owned subsidiary Citizens National Bank (“the bank”). All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens’ 2005 Annual Report to Shareholders and Form 10-K.

NOTE 2 - DECLARATION OF STOCK SPLIT

On March 7, 2006 Citizens board of directors declared a stock split which was paid on April 14, 2006 in the form of a 200% stock dividend to shareholders of record April 3, 2006. The primary reason for doing so was to reduce the share price of the stock in an effort to improve its liquidity. Citizens stock, which is neither widely held or widely traded, is an over the counter bulletin board stock with the symbol CIWV.OB.

Distribution of this stock dividend required the use of all authorized shares. On April 22, 2006 the shareholders authorized an additional 2,250,000 shares for future use.

NOTE 3 - RECLASSIFICATIONS

Certain accounts in the condensed consolidated financial statements for 2005, as previously presented, have been reclassified to conform with current year classifications.

NOTE 4 - SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2006 and December 31, 2005 are summarized as follows (in thousands):

	March 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
	(Unaudited)
Available for sale:
U.S. Government agencies and corporations	$46,554	$—	$727	$45,827
Mortgage backed securities- U.S. Government agencies and corporations	8,731	—	218	8,513
Corporate debt securities	762	—	13	749
Tax exempt state and political subdivisions	8,636	25	83	8,578
Federal Reserve Bank stock	108	—	—	108
Federal Home Loan Bank stock	658	—	—	658

Total securities available for sale	$65,449	$25	$1,041	$64,433

	December 31, 2005*
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
Available for sale:
U.S. Government agencies and corporations	$50,561	$4	$719	$49,846
Mortgage backed securities- U.S. Government agencies and corporations	7,005	1	203	6,803
Corporate debt securities	1,271	—	20	1,251
Tax exempt state and political subdivisions	8,280	35	65	8,250
Federal Reserve Bank stock	108	—	—	108
Federal Home Loan Bank stock	596	—	—	596

Total securities available for sale	$67,821	$40	$1,007	$66,854

*	From audited financial statements

The tables below provide summaries of securities available for sale which were in an unrealized loss position at March 31, 2006 and December 31, 2005. As of March 31, 2006, these securities had a total fair value of $61,309,000 and carried unrealized losses of $1,041,000, or 1.70%. Securities which have been in a continuous loss position for the past twelve months total $33,626,000. The unrealized loss pertaining to these securities is $810,000 or 2.41%. The majority of these losses are on securities issued by U.S. government agencies and corporations which carry the implied faith and credit of the U.S. Government. The other losses are on corporate and municipal instruments. With the exception of one municipal which is not rated, all of these instruments carry A ratings from the major credit rating agencies. We believe that these unrealized losses are the result of changing interest rates and that with our intent and ability to hold these investments to maturity provide strong evidence that we will fully recover our investment. In addition, no losses have been recognized on the $58,796,000 of securities that carried unrealized losses at December 31, 2005.

	March 31, 2006 Securities Available for Sale
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$19,626	$143	$26,201	$585	$45,827	$728
Mortgage backed securities- U.S. Government agencies and corporations	3,581	43	4,819	174	8,400	217
Corporate debt securities	—	—	749	13	749	13
Tax exempt state and political subdivisions	4,476	45	1,857	38	6,333	83

Total securities available for sale	$27,683	$231	$33,626	$810	$61,309	$1,041

	December 31, 2005* Securities Available for Sale
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$26,649	$258	$19,810	$461	$46,459	$719
Mortgage backed securities- U.S. Government agencies and corporations	3,283	72	3,397	132	6,680	204
Corporate debt securities	—	—	1,251	19	1,251	19
Tax exempt state and political subdivisions	3,454	42	952	23	4,406	65

Total securities available for sale	$33,386	$372	$25,410	$635	$58,796	$1,007

*	From audited financial statements.

The maturities, amortized cost and estimated fair values of the bank’s securities at March 31, 2006 are summarized as follows (in thousands):

	Available for sale
	Amortized Cost	Estimated Fair Value
Due within 1 year	$18,028	$17,884

Due after 1 but within 5 years	45,700	44,841
Due after 5 but within 10 years	955	942
Equity securities	766	766

	$65,449	$64,433

Mortgage backed securities have remaining contractual maturities ranging from 9 months to 15 years and are reflected in the maturity distribution schedule shown above based on their anticipated average life to maturity, which ranges from 0.68 to 8.37 years. The company’s equity securities are required to be held for membership in the Federal Reserve and Federal Home Loan Bank and are shown at cost since they may only be sold to the respective issuer or another member at par.

The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the three month periods ended March 31, 2006 and 2005 are as follows (in thousands):

	Proceeds From			Gross Realized
	Sales	Calls and Maturities	Principal Payments	Gains	Losses
March 31, 2006:
Securities available for sale	$2,493	$2,500	$385	$—	$18

March 31, 2005:
Securities available for sale	$279	$1,815	$454	$—	$—

At March 31, 2006 and December 31, 2005 securities with an amortized cost of $28,645,000 and $28,427,000, respectively, with estimated fair values of $28,123,000 and $27,983,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

At March 31, 2006 and December 31, 2005 our securities portfolio contained no concentrations within any specific industry or issuer.

NOTE 5 - LOANS

Total loans are summarized as follows (in thousands):

	March 31, 2006	December 31, 2005
	(Unaudited)	*
Commercial, financial and agricultural	$26,961	$26,589
Real estate - construction	10,926	10,559
Real estate - home equity	8,526	8,796
Real estate - residential mortgage	55,776	55,128
Real estate - commercial mortgage	44,006	40,944
Installment loans	9,402	9,726
Other	2,747	2,051

Total loans	158,344	153,793
Net deferred loan origination fees and costs	(47)	(56)
Unearned income	—	(4)

Total	158,297	153,733
Less allowance for loan losses	1,702	1,597

Loans, net	$156,595	$152,136

*	From audited financial statements

At March 31, 2006 our recorded investment in impaired loans was $4,523,000. The valuation allowance assigned to these loans totaled $663,000. Our average investment in the impaired loans was $4,576,000 during the quarter. The amount of interest income recorded on them in the first quarter was $96,000 while the amount of interest collected was $43,000.

Impaired loans at December 31, 2005 were $3,650,000.

Loans in a nonaccrual status were $0 and $58,000 at March 31, 2006 and December 31, 2005, respectively.

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Analyses of the allowance for loan losses are presented below (in thousands):

	Three Months Ended March 31,
	2006	2005
Balance at beginning of period	$1,597	$1,378

Loans charged off:
Commercial and industrial	—	—
Real estate - mortgage	—	—
Consumer and other	2	43

Total	2	43

Recoveries:
Commercial and industrial	—	—
Real estate - mortgage	—	1
Consumer and other	4	8

Total recoveries	4	9

Net (recoveries)/losses	(2)	34

Provision for loan losses	103	103

Balance at end of period	$1,702	$1,447

NOTE 7 - DEPOSITS

The following is a summary of interest bearing deposits by type (in thousands):

	March 31, 2006	December 31, 2005
	(Unaudited)	*
Interest bearing checking	$42,206	$44,668
Money market accounts	6,718	7,645
Savings accounts	24,770	24,688
Certificates of deposit under $100,000	52,510	52,579
Certificates of deposit of $100,000 or more	33,300	32,258

Total	$159,504	$161,838

*	From audited financial statements

NOTE 8 - BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase (repurchase agreements), overnight advances under a line of credit with the Federal Home Loan Bank of Pittsburgh (FHLB), and federal funds purchased from correspondent banks. At March 31, 2006 repurchase agreements totaled $19,260,000 while overnight advances from FHLB were $2,127,000 and federal funds purchased were $2,800,000. No such overnight advances were outstanding at December 31, 2005.

Long-term borrowings are also obtained from the FHLB and are used to finance specific lending activities.

NOTE 9 - EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost of our pension and other benefit plans are presented below (in thousands):

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$29	$3	$6	$6
Interest cost	66	7	8	8
Expected return on plan assets	(82)	11	—	—
Net amortization and deferral	18	—	4	4

Net periodic cost	$31	$21	$18	$18

Pension data for the year 2006, as presented above, is based on available preliminary actuarial data. An updated actuarial report is expected to be received during the second quarter. Net periodic expense, or benefit as the case may be, will be adjusted at that time. No payments have been made to the plan for any period covered by this report. However, an estimated payment of $70,000 will be made prior to July 15, 2006 for the 2004 plan year.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The company is not aware of any commitments or contingencies which may reasonably be expected to have a material impact on operating results, liquidity or capital resources. Known commitments and contingencies include the maintenance of reserve balances with the Federal Reserve, commitments to extend credit, and various legal actions arising in the normal course of business. You may refer to Item 1 of Part II of this filing for more information on legal procedings.

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

Financial instruments whose contract amounts represent credit risk (in thousands)	March 31, 2006 (unaudited)	December 31, 2005 *
Commitments to extend credit	$25,630	$26,920
Standby letters of credit	293	559

Total	$25,923	$27,479

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

NOTE 12 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the three months ended March 31, 2006 and 2005 the weighted average number of shares outstanding were, 1,853,964 and 1,871,739, respectively, after adjusting for the stock split effected in the form of a 200% stock dividend. During the periods ended March 31, 2006 and 2005 the company did not have any dilutive securities.

NOTE 13 - SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement 140” (Statement 156). Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities. Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

Adoption of Statement 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements.

The company does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact.

Part 1 Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and results of operations of Citizens Financial Corp. and its subsidiary, Citizens National Bank of Elkins for the periods indicated. It should be read in conjunction with the consolidated financial statements and accompanying notes thereto, which are included elsewhere in this document. Readers are also encouraged to obtain our Annual Report on Form 10-K for additional information. You may obtain our Form 10-K through various internet sites including www.cnbelkins.com.

Description of Business

Citizens Financial Corp. is a $237 million Delaware corporation headquartered in Elkins, WV. From there our wholly-owned subsidiary, Citizens National Bank of Elkins, provides loan, deposit, trust, brokerage and other banking and banking related services to customers in northcentral and eastern West Virginia and nearby areas through six branch offices. We conduct no business other than the ownership of our bank subsidiary.

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

OVERVIEW

Although asset growth was not achieved in the first quarter, changes in our balance sheet mix, higher noninterest income and good expense control all resulted in improved earnings. Net income of $570,000 easily exceeded last year’s $375,000 as did our return on average assets, up from .70% to .97%.

Total assets dipped slightly this quarter from $238.2 million to $237.3 million but net loans increased by $4,459,000 to $156.6 million. This loan growth was funded by reducing our holdings of lower yielding fed funds sold and investment securities. As expected, deposits decreased during the quarter falling $4,807,000 to $185.7 million. In part, this reflects higher than usual balances in noninterest bearing checking accounts at year-end. Our lower deposit level was offset by an increase in overnight borrowings, which we expect to be reduced in the near future as a balance between funding sources and uses is established.

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

As was the case in 2005, short term interest rates rose in the first quarter as the Federal Reserve continued to raise the fed funds target rate. Two such increases occurred in the first quarter bringing the fed funds rate to 4.75% and the prime rate to 7.75%. Throughout this process the yield curve has been relatively flat and, at times, inverted, making it difficult for banks to improve their net interest margins. For us, the first quarter net interest margin of 4.50% was 11 basis points higher than in the first quarter of 2005.

As our income statement shows, net interest income rose by $271,000 to $2,430,000 in the quarter. On a tax equivalent basis net interest income for the quarter totaled $2,488,000. Interest income increased $692,000 to $3,657,000 due to both a $20.2 million increase in our earning asset base and a 72 basis point improvement in our yield. Interest expense also increased by $421,000 to $1,227,000 during the quarter reflecting a $18.3 million rise in our interest bearing liabilities and a 74 basis point increase in their cost.

While the direction of future interest rates cannot be known with certainty, many economists believe we are now approaching the end of a rising rate cycle. Whether rates continue to rise, plateau, or fall will have an impact on our future earnings. A discussion of what those effects may be is presented later in this report.

PROVISION FOR LOAN LOSSES

The provision for loan losses is management’s estimate of the amount which must be charged against current earnings in order to maintain the allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated based on quarterly evaluations of the loan portfolio. Our provision for loan losses was $103,000 in the first quarter of both 2005 and 2006. Because the amount of the provision for loan losses is a function of our overall assessment of loan quality and the adequacy of the allowance for loan losses, which itself relies on significant use of judgment and estimates, the provision for loan losses expense may increase or decrease in the future. Please refer to the Credit Quality and Allowance for Loan Losses section of this report where we further discuss the estimation methods and assumptions we use in analyzing the allowance and the quality of our loan portfolio.

NONINTEREST INCOME

Noninterest income for the quarter of $379,000 increased $56,000, or 17.3%, from the first quarter of 2005. Approximately one-half of our noninterest income is derived from service fees on deposit accounts. For the quarter, service fees totaled $190,000, up $19,000 due to an increase in overdraft fees. In addition, higher safe deposit box and check cashing fees caused other noninterest income to increase from $64,000 to $92,000 while fees from our secondary market loan program and brokerage program increased $19,000 and $9,000, respectively.

Also included in noninterest income in 2006 are security losses of $18,000. These losses were incurred when we sold selected bonds in order to move out on the yield curve to lock in favorable yields and protect against the possibility of falling interest rates. These higher yields will also allow us to recover the loss incurred by the end of the third quarter and provide income in excess of what would have been earned by holding the old bonds to their maturity.

NONINTEREST EXPENSE

Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Historically our level of noninterest expense has been higher than average, partly due to the relatively smaller branch facilities we operate. Therefore, controlling noninterest expense is a key factor to achieving higher earnings and has become a major objective of management in 2006.

After rising an average of 9.3% during the last five years, noninterest expense increased just 2.5%, or $46,000 in the first quarter. The current increase is largely the result of one time conversion charges of approximately $81,000 related to our decision to change data processors. On an ongoing basis this change could save us as much as $200,000 annually. Other nonrecurring costs incurred during the quarter totaled $27,000. Absent these items total noninterest expense would have fallen by $62,000.

Although this indicates a significant improvement in expense control has occurred, there are still a number of factors which could negatively impact noninterest expense in the future. For example, salaries and benefits could rise if medical claims under our partially self-insured group medical plan increase. We are also in the process of seeking an experienced commercial lender to strengthen our staff. Professional fees are also likely to increase as we have professionally outsourced our internal audit function and engaged consultants to analyze some of our operating procedures as they relate to our strategic plans. Finally, we may again incur costs related to compliance with the Sarbanes Oxley Act. Currently we will be required to comply with Section 404 of the Act as of year-end 2007.

INCOME TAXES

Our provision for income taxes during the first quarter of $259,000 includes both federal and state income taxes and is $86,000 more than in the first quarter of 2005. Except for income earned on loans to and bonds issued by municipalities and the income on certain life insurance policies, all of our income is taxable. The exclusions have not made us subject to alternative minimum tax provision, however.

FINANCIAL CONDITION

LOAN PORTFOLIO

Our loan portfolio increased $4,551,000, or 3%, to $158,344,000 in the first quarter. Approximately $3.1 million of this growth was in commercial real estate lending. Smaller increases were also seen in the residential mortgage, construction, commercial and other portfolios as well.

Demand for loans has not changed significantly despite the continued rise in interest rates. Rates on our commercial loans are typically tied to the prime rate which has continued its upward path. Most of our commercial loans are secured by real estate whether or not repayment is linked to cash generated by the use or sale of the real property. In cases where repayment is linked to such use the timing and stability of the cash flow, secondary sources of repayment, loan guarantees and collateral valuations are all important considerations in granting the loan. Development in and around nearby ski resorts and recreation areas continues to be a significant factor in our lending activity as are other traditional industries such as lumbering.

Lending to consumers for autos, homes, or for other purposes, has been difficult for Citizens over the past several years as auto manufacturers and certain mortgage lending concerns became very aggressive. Recent auto loan promotions have helped us recapture some of this market which we believe is consistent with our community banking roots.

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

At March 31, 2006, our allowance for loan losses was $1,702,000, or 1.07% of gross loans; an amount we believe is adequate based on our analysis. This includes $663,000 for losses assigned to loans specifically analyzed. The remainder of the allowance is assigned to pooled losses and includes $328,000 for loan concentrations in the automobile dealer, lumber and related trucking, and hotel/motel industries.

Impaired and past due loans were both high as of quarter end. Total impaired loans were $4,579,000 while total past dues were $6,304,000 including $3,476,000 which were past due 90 days or more. This is due to two specific credits totaling $3,556,000. One of these loans involves a business for which a buy-sell agreement is being executed. The other involves a business which is in the process of restructuring its operations. In both situations we believe we are well collateralized although an allowance of $391,000 has been established for them after considering probable cash flows which may be expected in the event of foreclosure.

During the first quarter of the year we experienced net recoveries of $2,000 and we believe our analysis is comprehensive and our allowance is adequate. However, there can be no assurance that additional provisions for loan losses will not be required in the future as a result of changes in the assumptions which underlie our estimates and judgments, changes in economic conditions, or to the circumstances of particular borrowers.

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

During the first quarter our securities portfolio decreased from $66,854,000 to $64,433,000 while our fed funds sold balance fell from $2,003,000 to just $37,000. These decreases, which total $4.4 million, were made in order to fund loan growth. We also executed a bond swap during the quarter involving the simultaneous purchase and sale of approximately $2.5 million of securities. The impact of these transactions on income was discussed earlier. However, the primary reason for doing this bond swap was to reduce our potential exposure to falling interest rates as many economists now believe we may be nearing the high point in an interest rate cycle. The purchases made in this swap carry a weighted average life of 5.2 years. The overall maturity and repricing characteristics of our balance sheet remain short, however, and the weighted average life of the securities portfolio is 2.07 years. Further bond swaps of this nature are not planned as the likely impact on income would not be acceptable.

DEPOSITS AND OTHER FUNDING SOURCES

After very strong growth in 2005 we expected our deposit base to level off or even fall in 2006. During the first quarter our deposit base did in fact decrease by $4,807,000 to $185,679,000.

Noninterest bearing deposits fell by $2,473,000 although the year-end balance was about $1.2 million in excess of typical fourth quarter levels. Interest bearing deposits fell $2,334,000 to $159,504,000, mostly in interest bearing checking accounts. As of year-end we had identified approximately $8 million of what we believed were temporary deposits. While these funds remain subject to withdrawal, we now believe that the withdrawal may be delayed as the owners’ business plans are evolving. In the event such a withdrawal does occur, however, we have ample sources of liquidity to continue operations without incurring a significant earnings impact.

One such alternative source of funding comes in the form of borrowed money. Historically our borrowings have consisted of repurchase agreements, Federal Home Loan Bank borrowings, and, when necessary, overnight borrowings such as fed funds purchased. Total borrowings of $28,816,000 at March 31, 2006 were $3,159,000 more than at year-end as we used short-term borrowings to offset the decrease in deposits. While it is impossible to forecast future events with certainty, we expect our need for such borrowings to be reduced as the year progresses.

CAPITAL RESOURCES

Our total capital of $19,931,000 is 8.4% of assets and is little changed from year-end when capital was $19,613,000 or 8.2% of assets. In addition, our risk based capital measures, which are established for all banks through the regulatory process, continue to easily exceed required levels. We have no knowledge of any items or trends which are likely to materially impair our capital position

The major item related to our capital position which occurred during the quarter actually had no impact on the total capital base. On March 7, 2006, we declared a stock split in the form of a 200% stock dividend. This dividend was distributed to shareholders on April 14, 2006 and has been reflected in the accompanying financial statements. You may refer to Note 2 for more information on this dividend.

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

We monitor liquidity on a regular basis by preparing projected balance sheets and analyzing our sources and uses of funds. Historically, we have satisfied our liquidity needs through internal sources of funds with the exception of certain loans which have been funded by borrowing funds from the Federal Home Loan Bank of Pittsburgh. Currently, we have access to approximately $98 million through various FHLB programs.

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

At March 31, 2006, we measured the impact an immediate and sustained change in interest rates of 100, 200 and 300 basis points, applied to all of our earning assets and interest bearing liabilities, would have on our net interest income over the next twelve months. These tests indicate that net interest income can be expected to change by no more than 2.3% for each 100 basis point change in interest rates.

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

As of March 31,2006 Citizens Financial Corp. is involved in various legal proceedings which occur in the normal course of business. Citizens National Bank is a defendant in one such case in which the plaintiff claims the bank was negligent in its handling of a deposit account. The ownership of that account is currently in dispute with both the plaintiff and another party claiming to have legal ownership. This case is scheduled to be tried in June, 2006 absent any prior settlement. The account in question approximated $82,000 with approximately $6,000 currently remaining in the account. Those remaining funds have been frozen pending the outcome of the case. That outcome is not known at this time although the bank and its insurer are vigorously defending the claims against it. As of March 31,2006 the bank has accrued a loss contingency of $27,000 relating to this matter.

Item 1A.	Risk Factors: Although there have been no material changes in the risk factors discussed in Item 1A of our December 31, 2005 Form 10-K, the stock dividend referred to elsewhere in this report may improve the liquidity of our stock. Historically, the stock has not been highly liquid and transactions in the stock have been limited.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds: None.

Item 3.	Defaults upon Senior Securities: None.

Item 4.	Submission of Matters to a Vote of Security Holders: None.

Item 5.	Other Information: None.

Item 6.	Exhibits and Reports on Form 8-K:

(a) Exhibits: The following exhibits are filed with this report:

Exhibit No.	Description of Exhibit
3 (i)	Articles of Incorporation

3 (ii)	Bylaws

31.1	Certification Pursuant to Section 302 of the Sarbanes-18 U.S.C. Section 1350 Oxley Act of 2002,

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS FINANCIAL CORP.

Date: 5/10/06	/s/ Robert J. Schoonover
Robert J. Schoonover
President
Chief Executive Officer

Date: 5/10/06	/s/ Thomas K. Derbyshire
Thomas K. Derbyshire
Vice President, Treasurer and Principal Financial Officer