Form 10-Q
period 2006-06-30
CITIZENS FINANCIAL CORP/DE/
filed 2006-08-11
CIK 764156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2006

Commission file number 2-96144

CITIZENS FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	55-0666598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

213 Third Street, Elkins, West Virginia	26241
(Address of principal executive offices)	(Zip Code)

(304) 636-4095

(Registrant's telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2006
Common Stock ($2 par value)	1,836,192

FORM 10-Q
CITIZENS FINANCIAL CORP.
Quarter Ended June 30, 2006

Index

PART I ITEM I - FINANCIAL INFORMATION
CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	June 30,	Dec. 31,
	2006	2005
	(Unaudited)	*

ASSETS

Cash and due from banks	$5,852	$6,770
Federal funds sold	39	2,003
Securities available for sale, at fair value	58,841	66,854
Loans, less allowance for loan losses of $1,778 and $1,597, respectively	163,842	152,136
Premises and equipment, net	4,107	4,192
Accrued interest receivable	1,272	1,321
Other assets	4,794	4,914
Total Assets	$238,747	$238,190

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest bearing	$25,148	$28,648
Interest bearing	160,116	161,838
Total deposits	185,264	190,486
Short-term borrowings	26,978	20,512
Long-term borrowings	4,282	5,145
Other liabilities	2,330	2,434
Total liabilities	218,854	218,577

Commitments and contingencies

SHAREHOLDERS' EQUITY

Common stock, $2.00 par value, authorized 4,500,000 and 2,250,000 shares, issued 2,250,000 and 750,000 shares, respectively	4,500	1,500
Additional paid in capital	-	2,100
Retained earnings	20,465	20,704
Accumulated other comprehensive income/(loss)	(1,533)	(1,316)
Treasury stock at cost, 404,438 and 312,012 shares, respectively	(3,539)	(3,375)
Total shareholders' equity	19,893	19,613
Total Liabilities and Shareholders' Equity	$238,747	$238,190

*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
INTEREST INCOME

Interest and fees on loans	$3,151	$2,595	$6,165	$5,060
Interest and dividends on securities:
Taxable	512	409	1,058	801
Tax-exempt	76	81	151	163
Interest on federal funds sold	1	15	23	41
Total interest income	3,740	3,100	7,397	6,065

INTEREST EXPENSE
Interest on deposits	1,136	788	2,169	1,479
Interest on short-term borrowings	247	106	393	196
Interest on long-term borrowings	44	46	92	71
Total interest expense	1,427	940	2,654	1,746
Net interest income	2,313	2,160	4,743	4,319
Provision for loan losses	103	103	206	206
Net interest income after provision for loan losses	2,210	2,057	4,537	4,113

NONINTEREST INCOME

Trust department income	49	42	96	93
Brokerage fees	33	14	64	36
Service fees	219	190	409	361
Insurance commissions	7	9	11	10
Security gains/(losses)	-	-	(18)	-
Secondary market loan fees	32	44	65	58
Other	58	56	150	120
Total noninterest income	398	355	777	678

NONINTEREST EXPENSE

Salaries and employee benefits	948	876	1,885	1,844
Net occupancy expense	91	101	181	186
Equipment expense	116	120	237	238
Data processing	82	146	306	312
Director fees	66	62	130	118
Postage	43	41	89	85
Professional service fees	142	85	206	144
Stationery	36	39	74	79
Software expense	43	58	89	124
Other	257	259	504	488
Total noninterest expense	1,824	1,787	3,701	3,618

Income before income taxes	784	625	1,613	1,173
Income tax expense	250	187	509	360
Net income	$534	$438	$1,104	$813
Basic and fully diluted earnings per common share*	$0.29	$0.23	$0.60	$0.44

Weighted average shares outstanding*	1,847,693	1,864,995	1,850,677	1,868,379

Dividends per common share*	$0.12	$0.10	$0.24	$0.20

The accompanying notes are an integral part of these financial statements.

*Restated to reflect stock split in the form of a 200% stock dividend.

Index

CITIZENS FINANCIAL CORP.
STATEMENTS OF COMPREHENSIVE INCOME/LOSS
(In thousands of dollars)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Net income	$534	$438	$1,104	$813

Other comprehensive income:
Gross unrealized gains/(losses)arising during the period	(302)	(1,094)	(368)	(398)
Adjustment for income tax (expense)/benefit	115	415	140	151
	(187)	(679)	(228)	(247)

Less: Reclassification adjustment for (gains)/losses included in net income	-	-	18	-
Adjustment for income tax expense/(benefit)	-	-	(7)	-
	-	-	11	-

Other comprehensive income/(loss), net of tax	(187)	(679)	(217)	(247)

Comprehensive income/(loss)	$347	$(241)	$887	$566

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands of dollars)

	Six Months Ended June 30, 2006 and 2005
	(unaudited)

					Accumulated		Total
			Additional		Other		Share-
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	holders'
	Shares	Amount	Capital	Earnings	Income/(Loss)	Stock	Equity

Balance, January 1, 2006	750,000	$1,500	$2,100	$20,704	$(1,316)	$(3,375)	$19,613
Net income	-	-	-	1,104	-	-	1,104
Net change in unrealized gain/loss on securities	-	-	-	-	(217)	-	(217)
Cash dividends declared ($0.24 per share)	-	-	-	(443)	-	-	(443)
Purchase of Treasury Stock	-	-	-	-	-	(164)	(164)
Stock split effected in the form of a 200% stock dividend	1,500,000	3,000	(2,100)	(900)	-	-	-

Balance June 30, 2006	2,250,000	$4,500	$-	$20,465	$(1,533)	$(3,539)	$19,893

Balance, January 1, 2005	750,000	$1,500	$2,100	$19,650	$58	$(3,085)	$20,223
Net income	-	-	-	813	-	-	813
Net change in unrealized gain/loss on securities	-	-	-	-	(247)	-	(247)
Cash dividends declared ($0.20 per share)	-	-	-	(373)	-	-	(373)
Purchase of treasury stock	-	-	-	-	-	(148)	148)
Balance June 30, 2005	750,000	$1,500	$2,100	$20,090	$(189)	$(3,233)	$20,268

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:	(Unaudited)
Net Income	$1,104	$813
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	206	206
Depreciation and amortization	192	204
Amortization on securities	38	123
Loss on disposal of equipment	-	1
Loss on sale of securities	18	-
Loss on sale of OREO	17	-
(Increase)/decrease in accrued interest receivable	49	(24)
Decrease in other assets	19	29
Increase in other liabilities	29	305
Cash provided by operating activities	1,672	1,657

Cash flows from investing activities:
Principal payments, available for sale securities	1,003	1,105
Proceeds from sales of available for sale securities	2,843	440
Proceeds from maturities and calls, available for sale securities	7,500	4,576
Purchases of available for sale securities	(3,738)	(12,442)
Purchases of premises and equipment	(100)	(161)
Proceeds from sale of other real estate owned	134	-
Increase in loans	(11,970)	(3,325)
Cash used in investing activities	(4,328)	(9,807)

Cash flows from financing activities:
Cash dividends paid	(443)	(373)
Acquisition of treasury stock	(164)	(148)
Increase/(decrease) in short-term borrowing	6,466	(3,975)
Acquisition of long-term borrowing	-	3,500
Repayment of long-term borrowing	(863)	(1,307)
Increase in time deposits	3,039	7,876
Increase/(decrease) in other deposits	(8,261)	4,676
Cash provided/(used)financing activities	(226)	10,249

Net increase/(decrease) in cash and cash equivalents	(2,882)	2,099
Cash and cash equivalents at beginning of period	8,773	5,476

Cash and cash equivalents at end of period	$5,891	$7,575

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,607	$1,686
Income taxes	721	347

Supplemental Schedule of Noncash Investing and
Financing Activities:
Other real estate and other assets acquired in settlement of loans	$58	$170

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accounting and reporting policies of Citizens Financial Corp. and Subsidiary ("Citizens", "the company" or “we”) conform to U.S. generally accepted accounting principles and to general policies within the financial services industry. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The condensed consolidated statements contained herein include the accounts of Citizens Financial Corp. and its wholly-owned subsidiary Citizens National Bank ("the bank"). All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens' 2005 Annual Report to Shareholders and Form 10-K.

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

NOTE 4 - SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2006 and December 31, 2005 are summarized as follows (in thousands):

Index

	June 30, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
	(Unaudited)
Available for sale:
U.S. Government agencies	$41,552	$-	$910	$40,642
Mortgage backed securities-U.S. Government agencies and corporations	8,240	-	306	7,934
Corporate debt securities	757	-	9	748
Tax exempt state and political subdivisions	8,501	14	106	8,409
Federal Reserve Bank stock	108	-	-	108
Federal Home Loan Bank stock	1,000	-	-	1,000
Total securities available for sale	$60,158	$14	$1,331	$58,841

	December 31, 2005*
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
	*
Available for sale:
U.S. Government agencies and corporations.	$50,561	$4	$719	$49,846
Mortgage backed securities- U.S. Government agencies and corporations	7,005	1	203	6,803
Corporate debt securities	1,271	-	20	1,251
Tax exempt state and political subdivisions	8,280	35	65	8,250
Federal Reserve Bank stock	108	-	-	108
Federal Home Loan Bank stock	596	-	-	596
Total securities available for sale	$67,821	$40	$1,007	$66,854

* From audited financial statements

The tables below provide summaries of securities available for sale which were in an unrealized loss position at June 30, 2006 and December 31, 2005. As of June 30, 2006, these securities had a total fair value of $56,353,000 and carried unrealized losses of $1,331,000, or 2.4%. Securities which have been in a continuous loss position for the past twelve months total $33,715,000. The unrealized loss pertaining to these securities is $955,000 or 2.8%. The majority of these losses are on securities issued by U.S. government agencies and corporations which carry the implied faith and credit of the U.S. Government. The other losses are on corporate and municipal instruments. With the exception of one municipal which is not rated, all of these instruments carry A ratings from the major credit rating agencies. We believe that these unrealized losses are the result of changing interest rates and that with our intent and ability to hold these investments to maturity provide strong evidence that we will fully recover our investment. In addition, no losses have been recognized on the $58,796,000 of securities that carried unrealized losses at December 31, 2005.

Index

	June 30, 2006
	Securities Available for Sale
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and corporations	$14,631	$241	$26,011	$669	$40,642	$910
Mortgage backed securities-U.S. Government agencies and corporations	3,069	80	4,865	226	7,934	306
Corporate debt securities	-	-	748	9	748	9
Tax exempt state and political subdivisions	4,938	55	2,091	51	7,029	106
Total securities available for sale	$22,638	$376	$33,715	$955	$56,353	$1,331

	December 31, 2005*
	Securities Available for Sale
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and corporations	$26,649	$258	$19,810	$461	$46,459	$719
Mortgage backed securities-U.S. Government agencies and corporations	3,283	72	3,397	132	6,680	204
Corporate debt securities	-	-	1,251	19	1,251	19
Tax exempt state and political subdivisions	3,454	42	952	23	4,406	65
Total securities available for sale	$33,386	$372	$25,410	$635	$58,796	$1,007

*From audited financial statements.

The maturities, amortized cost and estimated fair values of the bank's securities at June 30, 2006 are summarized as follows (in thousands):

	Available for sale
	Amortized	Estimated
	Cost	Fair Value

Due within 1 year	$17,939	$17,740
Due after 1 but within 5 years	40,589	39,485
Due after 5 but within 10 years	522	508
Equity securities	1,108	1,108
	$60,158	$58,841

Mortgage backed securities have remaining contractual maturities ranging from 6 months to 14.75 years and are reflected in the maturity distribution schedule shown above based on their anticipated average life to maturity, which ranges from 0.49 to 5.18 years. The company’s equity securities are required to be held for membership in the Federal Reserve and Federal Home Loan Bank and are shown at cost since they may only be sold to the respective issuer or another member at par.

The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the six month periods ended June 30, 2006 and 2005 are as follows (in thousands):
	Proceeds From			Gross Realized
		Calls and	Principal
	Sales	Maturities	Payments	Gains	Losses

June 30, 2006:
Securities available for sale	$2,843	$7,500	$1,003	$-	$18

June 30, 2005:
Securities available for sale	$440	$4,576	$1,105	$-	$-

At June 30, 2006 and December 31, 2005 securities with an amortized cost of $28,609,000 and $28,427,000, respectively, with estimated fair values of $27,980,000 and $27,983,000, respectively, were pledged to secure public deposits,securities sold under agreements to repurchase, and for other purposes required or permitted by law.

Index

At June 30, 2006 and December 31, 2005 our securities portfolio contained no concentrations within any specific industry or issuer.

NOTE 5 - LOANS

Total loans are summarized as follows (in thousands):

	June 30, 2006	December 31, 2005
	(Unaudited)	*

Commercial, financial and agricultural	$26,759	$26,589
Real estate - construction	13,430	10,559
Real estate - home equity	8,545	8,796
Real estate - residential mortgage	58,293	55,128
Real estate - commercial mortgage	46,607	40,944
Installment loans	10,230	9,726
Other	1,797	2,051
Total loans	165,661	153,793
Net deferred loan origination fees and costs	(41)	(56)
Unearned income	-	(4)
Total	165,620	153,733
Less allowance for loan losses	1,778	1,597
Loans, net	$163,842	$152,136

* From audited financial statements

At June 30, 2006 our recorded investment in impaired loans was $2,663,000. The valuation allowance assigned to these loans totaled $279,000. Our average investment in the impaired loans was $3,095,000 during the quarter. The amount of interest income recorded on them in the second quarter was $65,000 while the amount of interest collected was $96,000.

Impaired loans at December 31, 2005 were $3,650,000.

Loans in a nonaccrual status were $2,382,000 and $58,000 at June 30, 2006 and December 31, 2005, respectively.

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Analyses of the allowance for loan losses are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Balance at beginning of period	$1,702	$1,447	$1,597	$1,378

Loans charged off:
Commercial and industrial	24	-	24	-
Real estate - mortgage	-	-	-	-
Consumer and other	5	21	7	64
Total	29	21	31	64

Recoveries:
Commercial and industrial	-	5	-	5
Real estate - mortgage	-	-	-	1
Consumer and other	2	8	6	16
Total recoveries	2	13	6	22

Net losses	27	8	25	42

Provision for loan losses	103	103	206	206
Balance at end of period	$1,778	$1,542	$1,778	$1,542

Index

NOTE 7 - DEPOSITS

The following is a summary of interest bearing deposits by type (in thousands):

	June 30, 2006	December 31, 2005
	(Unaudited)	*

Interest bearing checking	$41,924	$44,668
Money market accounts	6,728	7,645
Savings accounts	23,587	24,688
Certificates of deposit under $100,000	54,347	52,579
Certificates of deposit of $100,000 or more	33,530	32,258
Total	$160,116	$161,838

* From audited financial statements

NOTE 8 - BORROWINGS

The following table summarizes our borrowings by type (in thousands):

	June 30, 2006	December 31, 2005
	(Unaudited)	*

Short-term borrowings:
Securities sold under agreements to repurchase	$18,878	$20,512
Overnight advances from Federal Home Loan Bank of Pittsburgh (FHLB)	8,100	-
Total	$26,978	$20,512

Long-term borrowings:
Advances from FHLB	$4,282	$5,145

* From audited financial statements

Long-term borrowings are obtained from FHLB and are used to finance specific lending activities.

NOTE 9 - EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost of our pension and other benefit plans are presented below (in thousands):

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Service cost	$56	$49	$12	$12
Interest cost	136	134	16	15
Expected return on plan assets	(165)	(171)	-	-
Net amortization and deferral	39	16	8	8
Net periodic cost	$66	$28	$36	$35

A payment of $70,000 was made to the pension plan in the second quarter of 2006 for the 2004 plan year.

Index

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

Financial instruments whose contract	June 30, 2006	December 31, 2005
amounts represent credit risk	(unaudited)	*
(in thousands)
Commitments to extend credit	$22,514	$26,920
Standby letters of credit	321	559
Total	$22,835	$27,479

The bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

* From audited financial statements.

NOTE 12 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the six months ended June 30, 2006 and 2005 the weighted average number of shares outstanding were, 1,850,677 and 1,868,379, respectively, after adjusting for the stock split effected in the form of a 200% stock dividend. During the periods ended June 30, 2006 and 2005 the company did not have any dilutive securities.

NOTE 13 - SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS

While there were no significant new accounting pronouncements issued in the second quarter, in March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets an amendment of FASB Statement 140" (Statement 156). Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities. Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

Adoption of Statement 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements.

The company does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact on our financial condition or results of operations.

Index

Part 1 Item 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
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

Description of Business

Citizens Financial Corp. is a $239 million Delaware corporation headquartered in Elkins, WV. From there our wholly-owned subsidiary, Citizens National Bank of Elkins, provides loan, deposit, trust, brokerage and other banking and banking related services to customers in northcentral and eastern West Virginia and nearby areas through six branch offices. We conduct no business other than the ownership of our subsidiary bank.

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

Index

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

OVERVIEW

Assets have remained flat at $239 million through the first half of 2006 but income improved 35.8% from $813,000 to $1,104,000 due to higher net interest income and a slight decrease in net overhead. Our higher income allowed our return on average assets to rise from .75% in the first half of 2005 to .94% in the first half of 2006 while earnings per share improved $.16 to $.60. A more detailed discussion of the factors impacting our results of operations and financial condition follows. Amounts and percentages used in that discussion have been rounded.

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

Our net interest income for the first half of 2006 of $4,743,000 is up 9.8% from last year’s $4,319,000. We also experienced an increase in the second quarter with net interest income rising to $2,313,000, up 7.1% from last year’s $2,160,000.

As noted above, net interest income is comprised of two components, interest income and interest expense. Both have risen significantly in 2006. Higher interest rates have had an impact on both components pushing the yield on our earning assets up 72 basis points to 6.76% while the cost of our interest bearing liabilities has risen 80 basis points to $2.83%. At the same time, growth in our earning assets and interest bearing liabilities has also caused interest income and expense to rise; earning assets of $224,249,000 are up $18.2 million while interest bearing liabilities are up $15.5 million to $189,302,000.

Index

While the direction of future interest rates cannot be known with certainty, many economists believe we are now approaching the end of a rising rate cycle. Rising, falling and even stable rates will all impact our future earnings. A discussion of what those effects may be is presented later in this report.

Short-term interest rates continued to rise during the first half of 2006. Four rate increases by the Federal Reserve this year have brought the federal funds rate to 5.25% and the prime rate to 8.25%. Throughout this time the yield curve has been relatively flat making it difficult for many banks to improve their net interest margins. Our net interest margin has been relatively stable rising from 4.33% in the first half of 2005 to 4.37% in the first half this year.

PROVISION FOR LOAN LOSSES

The provision for loan losses is management’s estimate of the amount which must be charged against current earnings in order to maintain the allowance for loan losses at a level considered adequate to provide for losses which are inherent in the loan portfolio. Because of this, the amount of the provision is subject to the estimation techniques and judgments involved in assessing the allowance which may cause the provision to increase or decrease in the future. We determine the amount of the provision, as well as the adequacy of the allowance for loan losses, quarterly.

With the increasing size of our loan portfolio the corresponding risk contained within has also likely risen. Our analysis shows that this is the case and our allowance has, in fact, increased over the past year. However, because our charge offs have been low, we have not had to increase our provision. For the first half of the year our provision was $206,000, the same as in the first half of last year. By making this provision the allowance for loan losses is appropriately stated as of the report date based on our analysis. Changes in the amount of future provisions are likely, however.

NONINTEREST INCOME

Noninterest income includes all revenues other than those related to earning assets and is becoming increasingly important to community banks like Citizens. Through June 30 total noninterest income of $777,000 was up $99,000, or 14.6%,from the first half of last year. The largest component of noninterest income continues to be service fees which increased $48,000 to $409,000 as a result of higher overdraft and ATM fees. Other noninterest income rose by $30,000 reflecting an increase in fees collected for cashing noncustomer checks. Our involvement in trust, brokerage and secondary market loan services all continue to be major contributors to noninterest income. Fees generated in each of these areas have increased, especially our brokerage fees which saw a $28,000 increase, more than 77%,due to the additional experience and stability our broker has brought to the program. Also included in noninterest income is an $18,000 security loss taken during the first quarter when we attempted to move out the yield curve and lock in higher rates as protection against falling interest rates. Those higher yields will allow us to recover that loss before the end of the third quarter.

Index

During the second quarter noninterest income improved by $43,000 to $398,000. With the exception of a decrease in secondary market loan fees, the quarterly results are similar to the year-to-date performances. While some slowdown in mortgage activity has been observed, we cannot determine if the lower secondary market loan fees indicate a drop in future income is likely at this time.

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

Over the last five years increases in our noninterest expense have averaged 9.3%. Through the first half of 2006 the increase has been just 2.3% as total noninterest expense went up $83,000 to $3,701,000. This increase is primarily centered in a $41,000 rise in salaries and benefits and a $62,000 increase in professional fees. In contrast, software expense has fallen $35,000.

The increase in our salaries and benefits is due to higher costs of our retirement plans, including our pension. Salary expense has actually dropped by $24,000 due to staff reductions. However, as reported in Part II, Item 5 of this filing, subsequent to quarter end we added a chief credit officer to our staff in order to strengthen our lending function.  We are also continuing to search for a credit analyst. The engagement of several consultants to help improve our operations, including loans, is responsible for the rise in professional fees, during the second quarter.

As reported in our last quarterly filing, we changed data processors in the first quarter and incurred significant conversion charges as a result. Adjustments to those charges made during the second quarter, as well as recurring monthly savings, greatly reduced data processing costs during the second quarter and year-to-date data processing costs show a slight reduction. We continue to believe that, on an ongoing basis, this change could generate as much as $200,000 in annual savings.

In addition to these items we have recorded several other one-time items, including legal expenses and costs related to repossessed properties, which approximate $115,000. In total, nonrecurring fees for the first half of the year approximated $215,000. Absent these items our noninterest expense would have fallen by $132,000 over the six month period.

INCOME TAXES

Our provision for income taxes for the first half of 2006 of $509,000 includes both federal and state income taxes. At this level taxes were 31.6% of pretax income. Quarterly taxes were $250,000. Through six months of 2005 income tax expense totaled $360,000 or 30.7% of pretax income. Except for income earned on loans to and bonds issued by municipalities and earnings on certain life insurance policies, all of our income is taxable. We are not subject to the alternative minimum tax, however.

Index

FINANCIAL CONDITION

LOAN PORTFOLIO

Our loan portfolio increased an additional $7,317,000 to $165,661,000 in the second quarter, bringing our year-to-date increase up to $11.9 million or 7.7%. As has been the case, a significant portion of this growth is related to commercial lending.

In the first quarter we saw approximately a $3.1 million increase in commercial real estate lending. The second quarter brought additional commercial real estate lending of $5 million, including $2.4 million in commercial real estate construction. Rates on our commercial and commercial real estate loans are typically tied to the prime rate. Despite the fact that the prime rate continues to increase, we have been able to sustain growth in this loan category. The majority of our commercial loans are secured by real property, regardless of whether repayment is linked to cash generated by the use or sale of the real estate. In cases where repayment is linked to such use, the timing and stability of the cash flow, secondary sources of repayment, loan guarantees, and collateral valuations are all important considerations in granting the loan.

In the second quarter, residential mortgage lending increased by $2.5 million. The majority of this increase is attributed to a relatively large residential mortgage of $1.8 million. Absent this loan, residential mortgages only increased $700,000. Our variable rate mortgage loans continue to face tough competition as fixed rate mortgage lenders continue to offer attractive financing arrangements to consumers.

Even though auto manufacturers maintain aggressive financing incentives to entice consumers, a recent auto loan promotion has helped us recapture some of this market. Consumer installment loans have increased by $800,000 in the second quarter and $500,000 for the first half of the year.

CREDIT QUALITY AND ALLOWANCE FOR LOAN LOSSES

The quality of our loan portfolio has improved during the last quarter largely as a result of changes involving two specific borrowers. Past due loans have dropped from $6,304,000 at March 31, 2006 to $3,103,000, including $1,132,000 more than 90 days past due, which places past due loans at 1.87% at the report date. Impaired loans now total $2,663,000 compared to $4,579,000 a quarter ago. Of these impaired loans $378,000 were assigned specific reserves for loss which totaled $279,000. Net charge-offs through June 30 were minimal at $25,000.

As noted, much of this improvement may be traced to two specific borrowers. Both have sold significant assets and otherwise restructured their operations to reduce their debt. Any remaining indebtedness to these borrowers is expected to perform as called for by the loan documents.

Our allowance for loan losses at June 30 was $1,778,000, or 1.07% of gross loans. In addition to $279,000 of reserve assigned to specific impaired loans, the allowance includes reserves for pools of smaller, homogeneous loans of $415,000, as well as $247,000 allocated for local market characteristics and changes to our own loan staff.

A significant portion of our allowance may be traced to loan concentrations in several industries which are prominent in our market area including automobile dealers, lumber and related industries, and hotel/motel and resort businesses. These industries make up a significant portion of the region’s economy and our loan exposure to them has increased as we have expanded our commercial lending efforts. Concentrations such as these can subject us to risks in the event these industries suffer a downturn for any reason. For example, high-fuel prices can greatly impact the hotel/motel and resort industries as well as the trucking operations used by lumbering concerns and even the success of auto dealers who may not offer fuel efficient vehicles to customers. Other factors such as rising interest rates and the demand for lumber products may also impact significant groups of borrowers. As of June 30, concentrations in these areas approximated $31.5 million. Due to these risks additional reserves of $698,000 were considered necessary.

Index

Because the economy of our market area is characterized by these concentrations we have made attempts to diversify by seeking loans in other nearby markets. Some of these markets have provided loan opportunities, primarily in commercial real estate. While we believe this is a sound strategy for increasing loan volumes, we also recognize that out of area lending carries certain risks and intend to limit our exposure to it. Our out of area loans now total $7.0 million. The risks associated with this portion of our portfolio required us to provide an additional $140,000 in loan loss reserves.

All of these factors are included in our quarterly analysis of our allowance for loan losses. While we believe our analysis is comprehensive and our allowance is reasonably stated, there can be no assurance that changes to our provision for loan losses will not be required in the future as a result of changes in the assumptions which underlie our estimate and judgments, in economic conditions, or to the circumstances of particular borrowers.

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

Throughout the first half of 2006 we have allowed our securities portfolio to decrease from $66,854,000 to $58,841,000 in order to generate liquidity for the purpose of funding loan growth. Overnight balances in fed funds sold have similarly been reduced. Based on anticipated loan demand, funding sources, and interest rates, it is likely that securities maturing during the remainder of the year will also be utilized as a funding source.

Because interest rates have been rising a number of our securities have fair values which are less than their amortized book value, as illustrated in Note 4. All of the issuers are of sound financial condition and carry good to exceptional credit ratings. Based on this, as well as our ability and intent to hold the securities to maturity, we do not consider these investments to be other than temporarily impaired and no negative income consequences are foreseen as a result.

Index

DEPOSITS AND OTHER FUNDING SOURCES

Deposit levels remained generally stable during the second quarter with total deposits as of June 30, 2006 being $185,264,000, nearly level with the previous quarter end. Year-to-date deposits have fallen by $5.2 million including $3.5 million in noninterest bearing accounts. However, the year end 2005 balance was approximately $1.2 million in excess of typical levels at the time. Adjusting for this, the year-to-date drop in total deposits would approximate $4.0 million including $2.3 million in noninterest bearing accounts. Interest bearing accounts are down $1.7 million.

As expected it has been difficult to attract new deposits in 2006. Rate competition has been more intense, especially over the last six months. The rising interest rate environment has added to this situation. We believe our deposit accounts include several very competitive rate offerings in addition to customer friendly product features. Despite these advantages we do not foresee significant deposit growth in the next six months. Instead, we feel deposit levels should remain generally stable.

Because of the reduction in our deposit portfolio we have had to increase borrowings in order to fund our asset base. These borrowings have come in the form of overnight borrowings as we believe we are nearing the end of the rising interest rate cycle. Using this type of funding strategy will allow us to benefit from the expected decreases in future rates. Our overnight borrowings totaled $8.1 million at June 30 compared to $4.9 million at March 31 and $0 at year-end 2005. Also included in short-term borrowings are $18.9 million in repurchase agreements. These balances are subject to some seasonality with higher balances typically being observed during the winter months.

We have also utilized long-term debt acquired from the Federal Home Loan Bank of Pittsburgh for the purpose of match funding certain larger loan projects and locking in an interest rate spread. As of June 30 these debts totaled $4,282,000. No long-term borrowings were acquired in the first half of the year.

Our level and type of future borrowings will depend on the need to fund additional asset growth and the availability and cost of alternative funds, including deposits. In any event, ample sources of funding are available to us as explained later in this report.

CAPITAL RESOURCES

Our total capital of $19,893,000, or 8.3% of assets has not changed materially since year-end 2005 where it was $19,613,000. We believe this level of capital, as well as our capital structure, is appropriate to support current and anticipated future operations. Banking regulations have established other capital measures based on the general risk characteristics of the bank’s asset base. We continue to easily exceed all such regulatory capital measures and know of no events or trends which are likely to materially impair future capital levels.

Changes to our capital base, including a stock split in the form of a 200% stock dividend which was paid to shareholders on April 14, 2006, are detailed in the Statement of Changes in Shareholder’s Equity. A further description of that transaction was provided in our March 31, 2006 Form 10-Q.

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

Index

We monitor liquidity on a regular basis by preparing projected balance sheets and analyzing our sources and uses of funds. Historically, we have satisfied our liquidity needs through internal sources of funds with the exception of certain loans which have been funded by borrowing funds from the Federal Home Loan Bank of Pittsburgh. Currently, we have access to approximately $100 million through various FHLB programs in addition to available borrowing facilities with other correspondent banks.

For the remainder of this year we expect to continue to utilize maturing investment securities to fund loan growth, or, alternatively, to reduce short-term debt. As noted previously, our level and type of future borrowings will depend on several factors.

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

However, inflation does affect noninterest expenses such as personnel costs and the cost of services and supplies we use. We attempt to offset increasing costs by controlling the level of noninterest expenditures and increasing levels of noninterest income. Because inflation rates have generally been low during the time covered by the accompanying consolidated financial statements, the impact of inflation on our earnings has not been significant. In addition, in light of current Federal Reserve policy, and economic conditions, we do not expect inflation to significantly impact our financial position or results of operations in the foreseeable future.

Index

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

At June 30, 2006, we measured the impact an immediate and sustained change in interest rates of 100, 200 and 300 basis points, applied to all of our earning assets and interest bearing liabilities, would have on our net interest income over the next twelve months. These tests indicate that net interest income can be expected to change by no more than 2.1% for each 100 basis point change in interest rates.

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

Index

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings :

As of June 30, 2006 Citizens Financial Corp. was involved in various legal proceedings which occur in the normal course of business. We believe all such litigation will be resolved without materially affecting our financial position or results of operations. During the second quarter of 2006 we reached an agreement in another case in which we, as defendant, were accused of being negligent in the handling of a deposit account. As part of that agreement, we incurred expense in the form of payments to the plaintiff and legal fees totaling $50,000. Pursuant to the agreement, that case has been dismissed and we anticipate no further consequences from the case.

Item 1A.	Risk Factors: There have been no material changes in the Risk factors discussed in Item 1A of our December 31, 2005 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds: None.

Item 3.	Defaults upon Senior Securities: None.

Item 4.
Submission of Matters to a Vote of Security Holders: The annual meeting of shareholders of Citizens Financial Corp. was held on April 22, 2006. The shareholders determined that the maximum number of directors would be fixed at ten and that directors Alday, Kump, and Yeager will serve three year terms ending in April 2009. Each of these directors was unopposed.

In addition to the foregoing nominees, the following seven (7) persons presently are serving as members of the Board of Directors for terms to expire in the year indicated for each member: Max L. Armentrout (2008); William J. Brown (2007); Edward L. Campbell (2007); John F. Harris (2008); William T. Johnson Jr. (2008); Robert J. Schoonover (2007); and L.T. Williams (2008).

Also at the meeting of shareholders, the shareholders increased the number of authorized $2 par value common stock shares from 2,250,000 to 4,500,000.

Item 5.	Other Information:

Mr. Rudy F. Torjak, Jr. joined Citizens National Bank on July 19, 2006 as Senior Vice President and Chief Credit Officer. Mr. Torjak is 58 years of age and has not previously been employed by Citizens National Bank nor does he have any family relationship with any director, officer or five percent shareholder of the bank. Neither has Mr. Torjak engaged in any transactions with the directors, officers or five percent shareholders of the bank or members of their immediate families.

Mr. Torjak has been involved in all phases of lending and lending opportunities for 30 years. He has particular expertise in the commercial lending markets of northcentral West Virginia, and portfolio risk management strategies. Prior to becoming a lender he was a national bank examiner for four years. Mr. Torjak holds a bachelor’s degree from West Virginia University.

Item 6.	Exhibits:

The following exhibits are filed with this report:

Exhibit No.	Description of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS FINANCIAL CORP.

Date:	8/8/06	/s/ Robert J. Schoonover
Robert J. Schoonover
President
Chief Executive Officer

Date:	8/8/06	/s/ Thomas K. Derbyshire
Thomas K. Derbyshire
Vice President, Treasurer and
Principal Financial Officer