Form 10-Q
period 2006-09-30
CITIZENS FINANCIAL CORP/DE/
filed 2006-11-09
CIK 764156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2006

Commission file number 2-96144

CITIZENS FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	55-0666598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

213 Third Street, Elkins, West Virginia	26241
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2006

Common Stock ($2 par value)	1,829,504

FORM 10-Q
CITIZENS FINANCIAL CORP.
Quarter Ended September 30, 2006

INDEX

Page No.

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets September 30, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Income Three Months Ended September 30, 2006 and September 30, 2005 and Nine Months Ended September 30, 2006 and September 30, 2005	4

Statements of Comprehensive Income/Loss Three Months Ended September 30, 2006 and September 30, 2005 and Nine Months Ended September 30, 2006 and Sept. 30, 2005	5

Condensed Consolidated Statements of Changes in Shareholders' Equity Nine Months Ended September 30, 2006 and September 30, 2005	6

Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2006 and September 30, 2005	7

Notes to Condensed Consolidated Financial Statements	8-15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16-22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

Part II. Other Information and Index to Exhibits

Items 1 through 6	24

Signatures	25

Certification by Executive Officers Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002	26-29

Index

PART I ITEM I - FINANCIAL INFORMATION
CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	Sept. 30,	Dec. 31,
	2006	2005
	(Unaudited)	*

ASSETS

Cash and due from banks	$6,556	$6,770
Federal funds sold	1,943	2,003
Securities available for sale, at fair value	57,871	66,854
Loans, less allowance for loan losses of $1,836 and $1,597, respectively	163,748	152,136
Premises and equipment, net	4,199	4,192
Accrued interest receivable	1,333	1,321
Other assets	5,065	4,914
Total Assets	$240,715	$238,190

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest bearing	$24,915	$28,648
Interest bearing	170,719	161,838
Total deposits	195,634	190,486
Short-term borrowings	18,279	20,512
Long-term borrowings	3,864	5,145
Other liabilities	2,541	2,434
Total liabilities	220,318	218,577

Commitments and contingencies

SHAREHOLDERS' EQUITY

Common stock, $2.00 par value, authorized 4,500,000 and 2,250,000 shares, issued 2,250,000 and 750,000 shares, respectively	4,500	1,500
Additional paid in capital	-	2,100
Retained earnings	20,794	20,704
Accumulated other comprehensive income/(loss)	(1,189)	(1,316)
Treasury stock at cost, 413,808 and 132,012 shares, respectively	(3,708)	(3,375)
Total shareholders' equity	20,397	19,613
Total Liabilities and Shareholders' Equity	$240,715	$238,190

*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
INTEREST INCOME

Interest and fees on loans	$3,406	$2,771	$9,571	$7,831
Interest and dividends on securities:
Taxable	472	447	1,530	1,248
Tax-exempt	75	82	226	245
Interest on federal funds sold	22	45	45	86
Total interest income	3,975	3,345	11,372	9,410

INTEREST EXPENSE
Interest on deposits	1,308	895	3,477	2,374
Interest on short-term borrowings	227	158	620	354
Interest on long-term borrowings	42	55	134	126
Total interest expense	1,577	1,108	4,231	2,854
Net interest income	2,398	2,237	7,141	6,556
Provision for loan losses	69	-	275	206
Net interest income after provision for loan losses	2,329	2,237	6,866	6,350

NONINTEREST INCOME

Trust department income	53	58	149	151
Brokerage fees	26	26	90	62
Service fees	216	207	625	568
Insurance commissions	9	12	20	22
Security gains/(losses)	-	-	(18)	-
Secondary market loan fees	22	19	87	77
Other	60	55	210	175
Total noninterest income	386	377	1,163	1,055

NONINTEREST EXPENSE

Salaries and employee benefits	965	870	2,850	2,714
Net occupancy expense	99	67	280	253
Equipment expense	102	123	339	361
Data processing	105	145	411	457
Director fees	74	71	204	189
Postage	41	46	130	131
Professional service fees	61	45	267	189
Stationery	35	45	109	124
Software expense	46	44	135	168
Other	369	255	873	743
Total noninterest expense	1,897	1,711	5,598	5,329

Income before income taxes	818	903	2,431	2,076
Income tax expense	268	291	777	651
Net income	$550	$612	$1,654	$1,425
Basic and fully diluted earnings per common share*	$0.30	$0.33	$0.90	$0.76

Weighted average shares outstanding*	1,837,959	1,862,439	1,846,391	1,866,357

Dividends per common share*	$0.12	$0.10	$0.36	$0.30

The accompanying notes are an integral part of these financial statements.

*Restated to reflect stock split in the form of a 200% stock dividend declared in March 2006.

Index

CITIZENS FINANCIAL CORP.
STATEMENTS OF COMPREHENSIVE INCOME/LOSS
(In thousands of dollars)

	Three Months Ended		Nine Months Ended
	Sept. 30		Sept. 30
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Net income	$550	$612	$1,654	$1,425

Other comprehensive income:
Gross unrealized gains/(losses)arising during the period	555	(222)	187	(620)
Adjustment for income tax (expense)/benefit	(211)	84	(71)	235
	344	(138)	116	(385)

Less: Reclassification adjustment for (gains)/losses included in net income	-	-	18	-
Adjustment for income tax expense/(benefit)	-	-	(7)	-
	-	-	11	-
Other comprehensive income/(loss), net of tax	344	(138)	127	(385)

Comprehensive income/(loss)	$894	$474	$1,781	$1,040

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands of dollars)

	Nine Months Ended September 30, 2006 and 2005
	(unaudited)

					Accumulated		Total
			Additional		Other		Share-
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	holders'
	Shares	Amount	Capital	Earnings	Income/(Loss)	Stock	Equity

Balance, January 1, 2006	750,000	$1,500	$2,100	$20,704	$(1,316)	$(3,375)	$19,613
Net income	-	-	-	1,654	-	-	1,654
Net change in unrealized gain/loss on securities	-	-	-	-	127	-	127
Cash dividends declared ($0.36 per share)	-	-	-	(664)	-	-	(664)
Purchase of 17,772 shares of treasury stock	-	-	-	-	-	(333)	(333)
Stock split effected in the form of a 200% stock dividend	1,500,000	3,000	(2,100)	(900)	-	-	-

Balance, September 30, 2006	2,250,000	$4,500	$-	$20,794	$(1,189)	$(3,708)	$20,397

Balance, January 1, 2005	750,000	$1,500	$2,100	$19,650	$58	$(3,085)	$20,223
Net income	-	-	-	1,425	-	-	1,425
Net change in unrealized gain/loss on securities	-	-	-	-	(385)	-	(385)
Cash dividends declared ($0.30 per share)	-	-	-	(560)	-	-	(560)
Purchase of 3,100 shares of treasury stock	-	-	-	-	-	(148)	(148)

Balance, September 30, 2005	750,000	$1,500	$2,100	$20,515	$(327)	$(3,233)	$20,555

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:	(Unaudited)
Net Income	$1,654	$1,425
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	275	206
Depreciation and amortization	272	309
Amortization on securities	55	170
Loss on disposal of equipment	-	11
Loss on sale of securities	18	-
(Gain)/loss on sale of other real estate owned	89	(1)
Increase in accrued interest receivable	(12)	(48)
Decrease in other assets	150	56
Increase in other liabilities	29	538
Cash provided by operating activities	2,530	2,666

Cash flows from investing activities:
Principal payments, available for sale securities	1,510	1,832
Proceeds from sales of available for sale securities	3,694	6,966
Proceeds from maturities and calls, available for sale securities	11,500	453
Purchases of available for sale securities	(7,590)	(18,460)
Purchases of premises and equipment	(270)	(229)
Proceeds from sale of other real estate owned	158	43
Increase in loans	(12,445)	(7,275)
Cash used in investing activities	(3,443)	(16,670)

Cash flows from financing activities:
Cash dividends paid	(664)	(560)
Acquisition of treasury stock	(333)	(148)
Decrease in short-term borrowing	(2,233)	(596)
Acquisition of long-term borrowing	-	3,500
Repayment of long-term borrowing	(1,281)	(1,902)
Increase in time deposits	8,747	8,109
Increase/(decrease) in other deposits	(3,599)	12,300
Cash provided by financing activities	639	20,703

Net increase/(decrease) in cash and cash equivalents	(274)	6,699
Cash and cash equivalents at beginning of period	8,773	5,476

Cash and cash equivalents at end of period	$8,499	$12,175

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,081	$2,803
Income taxes	971	559

Supplemental Schedule of Noncash Investing and Financing Activities:
Other real estate and other assets acquired in settlement of loans	$559	$315

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

The condensed consolidated statements contained herein include the accounts of Citizens Financial Corp. and its wholly-owned subsidiary Citizens National Bank ("the bank"). All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens' 2006 Annual Report to Shareholders and Form 10-K.

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

NOTE 4 - SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 2006 and December 31, 2005 are summarized as follows (in thousands):

Index

	September 30, 2006

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
	(Unaudited)

Available for sale:
U.S. Government agencies and corporations.	$40,912	$-	$493	$40,419
Mortgage backed securities-U.S. Government agencies and corporations	7,785	-	221	7,564
Corporate debt securities	752	-	3	749
Tax exempt state and political subdivisions	8,440	19	65	8,394
Federal Reserve Bank stock	108	-	-	108
Federal Home Loan Bank stock	637	-	-	637
Total securities available for sale	$58,634	$19	$782	$57,871

	December 31, 2005*

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
	(Unaudited)

Available for sale:
U.S. Government agencies and corporations.	$50,561	$4	$719	$49,846
Mortgage backed securities-U.S. Government agencies and corporations	7,005	1	203	6,803
Corporate debt securities	1,271	-	20	1,251
Tax exempt state and political subdivisions	8,280	35	65	8,250
Federal Reserve Bank stock	108	-	-	108
Federal Home Loan Bank stock	596	-	-	596
Total securities available for sale.	$67,821	$40	$1,007	$66,854

* From audited financial statements

The tables below provide summaries of securities available for sale which were in an unrealized loss position at September 30, 2006 and December 31, 2005. As of September 30, 2006, these securities had a total fair value of $50,049,000 and carried unrealized losses of $782,000 or 1.6%. Securities which have been in a continuous loss position for the past twelve months total $35,344,000. The unrealized loss pertaining to these securities is $683,000 or 1.9%. The majority of these losses are on securities issued by U.S. government agencies and corporations which carry the implied faith and credit of the U.S. Government. The other losses are on corporate and municipal instruments. With the exception of one municipal which is not rated, all of these instruments carry A ratings from the major credit rating agencies. We believe that these unrealized losses are the result of changing interest rates and that, along with our intent and ability to hold these investments to maturity, provides strong evidence that we will fully recover our investment. In addition, no losses have been recognized on the $58,796,000 of securities that carried unrealized losses at December 31, 2005.

Index

	September 30, 2006
	Securities Available for Sale
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and corporations	$8,495	$50	$27,072	$443	$35,567	$493
Mortgage backed securities- U.S. Government agencies and corporations	2,461	30	5,001	191	7,462	221
Corporate debt securities	-	-	749	3	749	3
Tax exempt state and political subdivisions	3,749	19	2,522	46	6,271	65
Total securities available for sale	$14,705	$99	$35,344	$683	$50,049	$782

	December 31, 2005*
	Securities Available for Sale
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and corporations	$26,649	$258	$19,810	$461	$46,459	$719
Mortgage backed securities- U.S. Government agencies and corporations	3,283	72	3,397	132	6,680	204
Corporate debt securities	-	-	1,251	19	1,251	19
Tax exempt state and political subdivisions	3,454	42	952	23	4,406	65
Total securities available for sale	$33,386	$372	$25,410	$635	$58,796	$1,007

*From audited financial statements.

The maturities, amortized cost and estimated fair values of the bank's securities at September 30, 2006 are summarized as follows (in thousands):

	Available for sale
	Amortized	Estimated
	Cost	Fair Value

Due within 1 year	$17,532	$17,370
Due after 1 but within 5 years	39,942	39,348
Due after 5 but within 10 years	415	408
Equity securities	745	745
	$58,634	$57,871

Mortgage backed securities have remaining contractual maturities ranging from 3 months to 14.50 years and are reflected in the maturity distribution schedule shown above based on their anticipated average life to maturity, which ranges from 0.28 to 4.91 years. The company’s equity securities are required to be held for membership in the Federal Reserve and Federal Home Loan Bank and are shown at cost since they may only be sold to the respective issuer or another member at par.

The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the nine month periods ended September 30, 2006 and 2005 are as follows (in thousands):
	Proceeds From			Gross Realized
		Calls and	Principal
	Sales	Maturities	Payments	Gains	Losses

September 30, 2006:
Securities available for sale	$3,694	$11,500	$1,510	$-	$18

September 30, 2005:
Securities available for sale	$453	$6,966	$1,832	$-	$-

At September 30, 2006 and December 31, 2005 securities with an amortized cost of $30,338,000 and $28,427,000, respectively, with estimated fair values of $29,938,000 and $27,983,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

Index

At September 30, 2006 and December 31, 2005 our securities portfolio contained no concentrations within any specific industry or issuer.

NOTE 5 - LOANS

Total loans are summarized as follows (in thousands):

	September 30, 2006	December 31, 2005
	(Unaudited)	*

Commercial, financial and agricultural	$25,288	$26,589
Real estate - construction	12,102	10,559
Real estate - home equity	8,506	8,796
Real estate - residential mortgage	59,375	55,128
Real estate - commercial mortgage	48,318	40,944
Installment loans	10,512	9,726
Other	1,526	2,051
Total loans	165,627	153,793
Net deferred loan origination fees and costs	(39)	(56)
Unearned income	(4)	(4)
Total	165,584	153,733
Less allowance for loan losses	1,836	1,597
Loans, net	$163,748	$152,136

* From audited financial statements

At September 30, 2006 our recorded investment in impaired loans was $2,695,000. The valuation allowance assigned to these loans totaled $422,000. Our average investment in the impaired loans was $2,427,000 during the quarter. The amount of interest income recorded on them in the third quarter was $59,000 while the amount of interest collected was $48,000.

Impaired loans at December 31, 2005 were $3,650,000.

Loans in a nonaccrual status were $2,817,000 and $58,000 at September 30, 2006 and December 31, 2005, respectively.

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Analyses of the allowance for loan losses are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Balance at beginning of period	$1,778	$1,542	$1,597	$1,378

Loans charged off:
Commercial and industrial	2	-	26	-
Real estate - mortgage	-	-	-	-
Consumer and other	14	16	21	80
Total	16	16	47	80

Recoveries:
Commercial and industrial	2	1	2	6
Real estate - mortgage	-	-	-	1
Consumer and other	3	8	9	24
Total recoveries	5	9	11	31

Net losses	11	7	36	49

Provision for loan losses	69	-	275	206
Balance at end of period	$1,836	$1,535	$1,836	$1,535

Index

NOTE 7 - DEPOSITS

The following is a summary of interest bearing deposits by type (in thousands):

	Sept. 30, 2006	December 31, 2005
	(Unaudited)	*

Interest bearing checking	$48,375	$44,668
Money market accounts	5,922	7,645
Savings accounts	22,841	24,688
Certificates of deposit under $100,000	57,779	52,579
Certificates of deposit of $100,000 or more	35,802	32,258
Total	$170,719	$161,838

* From audited financial statements

NOTE 8 - BORROWINGS

The following table summarizes our borrowings by type (in thousands):

	Sept.30, 2006	December 31, 2005
	(Unaudited)	*
Short-term borrowings:
Securities sold under agreements to repurchase
Total	$18,279	$20,512

Long-term borrowings:
Advances from FHLB	$3,864	$5,145

* From audited financial statements

Long-term borrowings are obtained from FHLB and are used to finance specific lending activities.

NOTE 9 - EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost of our pension and other benefit plans are presented below (in thousands):

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Service cost	$84	$74	$18	$18
Interest cost	204	201	24	23
Expected return on plan assets	(247)	(256)	-	-
Net amortization and deferral	59	22	12	12
Net periodic cost	$100	$41	$54	$53

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

Financial instruments whose contract	Sept. 30, 2006	December 31, 2005
amounts represent credit risk	(unaudited)	*
(in thousands)
Commitments to extend credit	$22,152	$26,920
Standby letters of credit	287	559
Total	$22,439	$27,479

The bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

* From audited financial statements.

NOTE 12 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the nine months ended September 30, 2006 and 2005 the weighted average number of shares outstanding were, 1,846,391 and 1,866,357, respectively, after adjusting for the stock split effected in the form of a 200% stock dividend. During the periods ended September 30, 2006 and 2005 the company did not have any dilutive securities.

NOTE 13 - SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The company does not expect the implementation of SAB 108 to have a material impact on our financial condition or results of operations.

Index

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The company does not expect the implementation of SFAS 155 to have a material impact on our financial condition or results of operations.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The company does not expect the implementation of SFAS 156 to have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The company does not expect the implementation of SFAS 157 to have a material impact on our financial condition or results of operations.

Index

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The company is currently in the process of determining the impact that the implementation of SFAS 158 will have on our financial condition and results of operations. The company will include the impact of this implementation in its December 31, 2006 financials statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company does not expect the implementation of FIN 48 to have a material impact our financial condition or results of operations.

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

Description of Business

Citizens Financial Corp. is a $241 million Delaware corporation headquartered in Elkins, WV. From there our wholly-owned subsidiary, Citizens National Bank of Elkins, provides loan, deposit, trust, brokerage and other banking and banking related services to customers in northcentral and eastern West Virginia and nearby areas through six branch offices. We conduct no business other than the ownership of our subsidiary bank.

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

OVERVIEW

Although assets have grown by just $2.5 million during the first nine months of 2006 net income improved $229,000 to $1,654,000 as a result of higher net interest income. With this our return on average assets rose 7 basis points to .93% and our earnings per share increased $.14 to $.90. These results were achieved despite incurring $335,000 in unplanned or nonrecurring expenses. Absent these items, net income would have approximated $1,875,000. A more detailed discussion of the factors impacting our financial condition and results of operations, including our unplanned expenses, follows. Amounts and percentages used in that discussion have been rounded.

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

Higher interest rates and growth in the average balance of interest earning assets produced an increase in interest income of $1,962,000 during the first three quarters of the year. This was more than enough to offset a $1,377,000 rise in interest expense and resulted in a $585,000 improvement in net interest income. Together with this our net interest margin rose 6 basis points to 4.35%.

Because interest rates have been rising, we have realized an increase in the yield on our earning assets of 76 basis points to 6.87%. Upward pressure on deposit rates has also caused the cost of our interest bearing liabilities to rise from 2.16% to 2.98%. However, the improvement in our net interest income rests with our ability to increase our earning asset base, and our loans in particular. Our average earning assets have increased by $15.3 million to $224.7 million while average interest bearing liabilities of $190.0 million have increased $13.1 million. All of these additional liabilities were used to fund loans which also increased by $13.1 million. Because loans are higher yielding assets our net interest income benefited.

Index

Recent indicators show that loan demand may be slowing and interest rates may be entering a period of relative stability. Should this be the case we may see less growth in earning assets and interest bearing liabilities, a leveling off of yields and interest costs and more stability in net interest income.

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

Through the first nine months of the year we have made provisions for loan losses of $275,000 compared to $206,000 in the same period last year. In the third quarter alone, provisions were $69,000 this year compared to $0 last year. Please refer to the “Credit Quality and Allowance for Loan Losses” section of this report for more information on the quality of our loan portfolio and the factors impacting it.

NONINTEREST INCOME

Noninterest income includes all revenues other than those related to earning assets. Through September 30 noninterest income totaled $1,163,000, up 10.2% from $1,055,000 at the same point last year. The third quarter total of $386,000 was only slightly higher than last year.

The largest component of noninterest income is service fees where increases in overdraft and ATM charges have contributed to a $57,000 improvement. Our brokerage service continues to benefit from the additional experience and efforts of our licensed broker with total brokerage fees rising by more than 45% to $90,000. Other noninterest income, which has risen by $35,000, has been aided by an increase in check cashing fees and safe deposit box income. Security losses of $18,000 have limited the improvement in noninterest income this year. These losses were taken to lock in higher yielding bonds as a means of protecting against falling interest rates and have been fully recouped. Absent this item, noninterest income would have totaled $1,181,000, a nearly 12% improvement from last year despite little change in the amount of trust, insurance and secondary market loan fees.

Index

NONINTEREST EXPENSE

Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Historically our level of noninterest expense has been higher than average, partly due to the relatively smaller branch facilities we operate. Therefore, controlling noninterest expense is a key factor to achieving higher earnings and has become a major objective of management in 2006. Details concerning our noninterest expense, including some methods being used to control it, are provided below.

Over the last five years increases in our noninterest expense have averaged 9.3%. Through the first nine months of 2006 the increase has been 5.0%, rising $269,000 to $5,598,000. This is largely due to nonrecurring items approximating $335,000. Absent these items noninterest expense would actually be down by $66,000. Foremost among these items are professional fees of $81,000, expenses related to repossessed properties of $109,000, $47,000 to settle legal proceedings, data processing conversion charges of $43,000 and $30,000 incurred to recruit new members of our management team. Despite the data processing costs cited above, total data processing costs for the year have fallen $46,000 as our switch to a new third party core processor has generated significant savings.

The addition of new management personnel, including a chief credit officer, credit analyst and branch coordinator, carries with it significant ongoing costs. However, the contribution of these three key individuals to the success of the bank is expected to be of vital importance. By implementing other forms of staff and workflow realignment, the increase in salary expense has been limited to $11,000 so far this year. Pension and group medical expense are the primary reasons for this years’ increase in salary and benefit costs although changes to certain components of our medical have helped limit the increase. Net occupancy expense has risen this year and is expected to continue to do so as a result of the loss of a tenant which previously provided nearly $80,000 in rental income.

With approximately $220,000 of these nonrecurring expenses occurring in the third quarter, total noninterest expense for the quarter increased $186,000 to $1,897,000.

INCOME TAXES

Our provision for income taxes for the first nine months of 2006 of $777,000 includes both federal and state income taxes. At this level taxes were 32.0% of pretax income. Quarterly taxes were $268,000. Through nine months of 2005 income tax expense totaled $651,000 or 31.4% of pretax income. Except for income earned on loans to and bonds issued by municipalities and earnings on certain life insurance policies, all of our income is taxable. We are not subject to the alternative minimum tax.

FINANCIAL CONDITION

LOAN PORTFOLIO

Loan growth through the first nine months of 2006 totals $11,834,000, or 7.7%. This increase was primarily fueled by growth in commercial and residential lending which increased by $7.4 and $4.2 million, respectively. More recently, many lenders have experienced a slowdown in loan demand, especially in residential mortgage lending. Our loan demand also decreased in the third quarter with total loans remaining nearly constant at $165.6 million. Unlike many others, however, our residential mortgages continued to rise, up $1.1 million to $59,375,000. Commercial mortgages also continued their climb rising $1.7 million to $48,318,000. These increases were offset by decreases in other types of commercial lending as well as construction lending.

Index

Over the last several years commercial lending has been the primary source of our loan growth. While we expect commercial lending to continue to be a major area of future growth, we have recently begun efforts to improve our retail loan presence, be it residential mortgage or consumer installment. As a compliment to our typical adjustable rate mortgages and fixed rate secondary market origination program, we have begun to offer our own fixed rate mortgages. In addition to this we have also begun to actively seek consumer installment loans. While the full impact of these programs is not yet known, results to date have been encouraging. Our mortgage numbers were noted earlier in this report while consumer installment loans have increased throughout 2006 marking a reversal of a four year decline. These efforts at diversification will not only open up new lending opportunities and reduce loan risk, they will also reduce the risk that falling interest rates may pose.

CREDIT QUALITY AND ALLOWANCE FOR LOAN LOSSES

While all banks must accept some level of credit risk, managing that risk in order to promote a safe and sound institution is a key objective for any bank. We believe our credit quality continues to improve and that our recent addition of an experienced chief credit officer and credit analyst will help ensure further improvement

At September 30, 2006 past due loans totaled $3,045,000 or 1.84% of gross loans. This compares to $3,103,000 at June 30 and $6,304,000 at March 31. Loans which are more than 90 days past due have also improved, dropping from $1,132,000 at June 30 to $545,000 at September 30. These improvements can be largely traced to two specific borrowers who have sold significant assets and restructured their operations to reduce their debt.

Our nonaccrual loans of $2,817,000 are unusually high at this time but included in that total are $1,807,000 which are less than 30 days past due. These particular loans could be removed from nonaccrual status should they perform as their loan agreements stipulate for a period of six consecutive months.

Our allowance for loan losses is maintained at a level we consider adequate to provide for losses that we believe to be inherent in the loan portfolio. This determination is based on quarterly evaluations in which a specific analysis and a pooled analysis are computed. The specific analysis is used to individually assign an allowance to larger balance, nonhomogenous loans; typically commercial loans. The pooled analysis is used to quantify the loss on pools of smaller balance, homogenous loans such as residential mortgages and consumer loans. The pooled analysis considers such factors as historical loss experience, delinquency levels, current and anticipated economic conditions, concentrations of credit and changes in lending policies and staff. Because these analyses determine the adequacy of the allowance for loan losses they also determine the provision for loans losses that must be charged to earnings.

At September 30 the allowance was $1,836,000, or 1.11% of gross loans, including $422,000 related to loans specifically analyzed. We have incurred net charge offs for the nine months of just $36,000. While we believe our analysis is comprehensive and the allowance is reasonably stated, there can be no assurance that changes to our provision for loan losses will not be required in the future as a result of changes in the assumptions which underlie our estimate and judgments, in economic conditions, or to the circumstances of particular borrowers.

Index

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

For most of 2006, maturing securities were used to provide funding to satisfy loan demand. As a result, our securities portfolio has fallen from $66,854,000 to $57,871,000. More recently, loan demand has weakened and we have begun to purchase additional securities with available funds. Purchases for the year now total $7,590,000. With these purchases we have sought to lock in current yields and extend our maturity ladder as a means of protecting ourselves against the negative impact falling interest rates could have. Continued purchases will depend on the relative levels of loan demands and suitable funding sources.

DEPOSITS AND OTHER FUNDING SOURCES

Total deposits increased by $10.4 million to $195,634,000 in the third quarter. Included in this is approximately $4.3 million which was transferred from short-term borrowings. Excluding this, total deposits would be $191.3 million, which is $848,000 more than at year-end.

Noninterest bearing deposits of $24,915,000 are not significantly different from June’s $25,148,000. They are down $3.7 million from year-end. However, our year-end balance was approximately $1.2 million in excess of typical levels at the time.

As noted above, absent the transfer from short-term borrowings, deposit growth this year would be $848,000. We expected, and have experienced, a significant amount of rate competition during the recent rising interest rate cycle. The availability of higher rates has caused a movement away from core accounts such as savings, money market and interest bearing checking. Our successes have come in selectively pricing our certificates of deposit. By doing so we have been able to increase our certificates by $8.7 million. This has offset any losses in the other types of deposit accounts.

We continue to maintain short-term borrowings in the form of repurchase agreements. We currently carry $18.3 million in repurchase agreements although these balances tend to increase in the winter months. Our use of overnight borrowings has been eliminated given the recent drop in loan demand. Future levels of overnight borrowings will depend on a number of factors including the level of loan demand, and the availability, as well as expected near-term availability, of suitable funding alternatives. One such alternative is long-term debt. We sometimes use longer-term Federal Home Loan Bank borrowings to match fund larger loan projects. So far, we have not acquired any long-term borrowings in 2006 although the remaining balance of prior borrowings is now $3,864,000. Regardless, ample sources of funding are available to us as explained later in this report.

Index

CAPITAL RESOURCES

Our total capital of $20,397,000, or 8.5% of assets is up $784,000 since year-end 2005 when it was $19,613,000. We believe this level of capital, as well as our capital structure, is appropriate to support current and anticipated future operations. Banking regulations have established other capital measures based on the general risk characteristics of the bank’s asset base. We continue to exceed all such regulatory capital measures and know of no events or trends which are likely to materially impair future capital levels.

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

We monitor liquidity on a regular basis by preparing projected balance sheets and analyzing our sources and uses of funds. Historically, we have satisfied our liquidity needs through internal sources with the exception of certain loans which have been funded by borrowing funds from the Federal Home Loan Bank of Pittsburgh and the use of overnight borrowings for short-term needs. Currently, we have access to approximately $102 million through various FHLB programs in addition to available borrowing facilities with other correspondent banks. As noted previously, our level and type of future borrowings will depend on several factors.

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

However, inflation does affect noninterest expenses such as personnel costs and the cost of services and supplies we use. We attempt to offset increasing costs by controlling the level of noninterest expenditures and increasing levels of noninterest income. Because inflation rates have generally been low during the time covered by the accompanying consolidated financial statements, the impact of inflation on our earnings has not been significant. Based on current Federal Reserve policy and economic conditions, we do not expect inflation to significantly impact our financial position or results of operations in the foreseeable future.

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

Several techniques are used to manage our interest rate risk. On a bi-weekly basis we examine our loan and deposit rates relative to those of our competitors and to our goals. We compute our repricing gap monthly to provide general guidance as to the impact rising or falling interest rates may have on earnings. However, interest rate shock testing and simulation modeling, which are prepared quarterly, are our primary interest rate risk management tools.

At September 30, 2006, we measured the impact an immediate and sustained change in interest rates of 100, 200 and 300 basis points, applied to all of our earning assets and interest bearing liabilities, would have on our net interest income over the next twelve months. These tests indicate that net interest income can be expected to change by no more than 4.2% for each 100 basis point change in interest rates.

Current indications are for interest rates to remain stable or fall slightly over the foreseeable future. As noted earlier, we have taken steps with regard to both our loan and investment portfolios to protect our earnings and capital from the potential negative effects of falling rates.

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

As of September 30, 2006 Citizens Financial Corp. was involved in various legal proceedings which occur in the normal course of business. We believe all such litigation will be resolved without materially affecting our financial position or results of operations. There are no other material proceedings known to be threatened or contemplated against either Citizens Financial Corp. or Citizens National Bank.

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

CITIZENS FINANCIAL CORP.

Date:	11/08/06	/s/ Robert J. Schoonover
Robert J. Schoonover
President
Chief Executive Officer

Date:	11/08/06	/s/ Thomas K. Derbyshire
Thomas K. Derbyshire
Vice President, Treasurer and
Principal Financial Officer