Form 10-K
period 2006-12-31
CITIZENS FINANCIAL CORP/DE/
filed 2007-03-29
CIK 764156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No: 2-96144

CITIZENS FINANCIAL CORP.

(exact name of registrant as specified in its charter)

Delaware	55-0666598
(State of Incorporation)	(I.R.S. Employer Identification Number)

213 Third St.
Elkins, West Virginia	26241
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number,	(304) 636-4095
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

Yes ☐    No ☒

The aggregate market value of Citizens Financial Corp. common stock, representing all of its voting stock that was held by nonaffiliates as of the last business day of Citizens most recently completed second fiscal quarter, approximated $29,983,000.

As of March 28, 2007 Citizens Financial Corp. had 1,829,504 shares of common stock outstanding with a par value of $2.00.

Documents incorporated by reference:  None

Index

Citizens Financial Corp.
Form 10-K, Part I

Item 1. Business

Organizational History and Subsidiaries

Citizens Financial Corp., ("Citizens" or the “company"), is a $243 million bank holding company providing retail and commercial banking services primarily in central and eastern West Virginia. Citizens was incorporated in the State of Delaware in 1986 and is the parent company and sole owner of Citizens National Bank of Elkins (the “bank”).

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

Lending Activities

One of the objectives held by the bank’s founders is the granting of loans to creditworthy individuals and businesses, and the bank now provides such services from five of its six offices. In this regard, the bank has developed three primary loan portfolios: real estate, commercial, and consumer. The real estate loan portfolio can be further segmented into four distinct categories: construction, home equity, residential mortgage, and commercial mortgage. Construction loans are typically made for the construction of residential or commercial properties and have short maturity intervals of one year or less. These loans are often times converted to permanent financing and transferred to either the residential or commercial real estate categories. Home equity loans are generally lines of credit issued on residential properties that allow customers to access funds through check writing privileges. Residential mortgage loans are typically made for the purchase or refinancing of single family homes and are usually secured by a first lien deed of trust. In general, these loans do not exceed an 80% loan to value ratio as determined by the use of independent appraisals or evaluations and carry a variable interest rate. Nearly all residential real estate loans are made within the bank’s primary market area, and they tend to be in amounts of under $100,000. Loans, be they for residential real estate or other purposes, which exceed the established lending limit of the loan officer require approval of a superior officer or the directors loan committee. Historically, we have not experienced significant losses in this area, and these loans are viewed among the least risky made by the bank. Nonetheless, these loans, particularly those with larger balances, are subject to periodic review by the bank’s loan review officer.

Commercial real estate loans consist of commercial mortgages which are generally secured by nonresidential and multifamily (five or more) residential properties. These loans are typically made to local businesses and are subject to many of the same criteria and controls as residential real estate loans. These loans do tend to be larger than residential real estate loans and usually require approval of the directors’ loan committee as a result. Because of their size and higher degree of risk, these loans are usually subject to more extensive credit analysis prior to being made, require the appraisal of the real property collateral, and are subject to periodic reviews by the bank’s loan review function.

Index

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

Due to the limited size of our market area as well as the increased competition for home mortgage and auto loans, we also participate in commercial loans in surrounding markets through a group of community banks similar to ourselves. These loans may be secured by commercial real estate or other business property although the primary source of repayment is from business operations. Because these loans may be outside our primary market area they are subject to extensive analysis including the business and credit history of the borrowers and any guarantors, cash flow and payment abilities, collateral valuations and other pertinent factors. Additional security such as the assignment of life insurance and various loan covenants designed to limit risk are also obtained when necessary. As of December 31, 2006, these loans totaled $7,710,503 million, or 4.6% of our total loan portfolio.

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

Investment Activities

Funds not needed to satisfy loan demand or other operational needs are invested in a portfolio of securities designed to improve earnings, provide liquidity, and balance interest sensitivity concerns. Our investment policy is updated periodically and approved by the board of directors annually. This policy limits securities which may be held to those of the U.S. government or its agencies having maturities of less than ten years; bank qualified, investment grade municipal obligations maturing in less than twenty years; investment grade corporate bonds with maturities of five years or less; and mortgage backed obligations of the federal government having a weighted average life of under 10 years. All purchases, sales and calls of securities, together with municipal and corporate holdings of any single issuer which exceed 10% of capital and any holdings with a credit quality below investment grade, are reported to the board of directors monthly.

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

Index

Banking Operations

Operationally, we have centralized administrative and support functions in an attempt to achieve consistency and efficiency. The bank’s main office provides services such as bookkeeping, accounting, loan administration and review, compliance, marketing, training and development, human resources, and information technology support. Data processing and internal audit, while administered through the main office, are provided through third parties who are experts in their fields.

Employees

As of February 28, 2007, Citizens National Bank had a staff of 91 full-time equivalent employees. The bank’s employees are not represented by any union or other collective bargaining agreement and employee relations are believed to be good. Citizens Financial Corp. does not have any paid employees.

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

We maintain offices in Randolph, Tucker, Grant and Pocahontas Counties, West Virginia where a total of 26 banking offices representing 11 banks are located. As of June 30, 2006, the most recent date data is available, Citizens held 23.0% share of the $806 million deposit base in those counties.

Technological advances have created new ways to serve customers and new forms of competition. In 2004 we began offering internet banking as a way of reaching customers and meeting competitive demands. Internet banking thus joins our other delivery channels which include telebanking, ATMs and in-person branch delivery.

Economic Characteristics of Citizens’ Marketplace

Citizens serves an area of West Virginia including the counties of Randolph, Tucker, Grant and Pocahontas. This market is a largely rural, mountainous region covering approximately 2,876 square miles with a civilian labor force of 25,610.

The economy of this area typically does not experience highs or lows to the same degree as the national economy and is generally less prosperous than the nation as a whole. Major industries in the area include lumber and wood products, tourism, and poultry operations. Other major sources of employment include public schools, hospitals and other health care providers and various forms of local and state governmental services. As of December, 2006, the unemployment rate in this market was 5.7% compared to 4.6% for West Virginia and 4.3% nationwide. Average annual wages in the area approximate $28,268 which is below both state and national levels. Ongoing roadway improvements are helping to improve access to and transportation within the area and are expected to provide long-term economic benefits. However, the local economy is not expected to undergo significant changes in the short-term.

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

Index

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

The Financial Services Modernization Act defines "financial in nature" to include: securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating.

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

Citizens National Bank is subject to substantially similar capital requirements adopted by its applicable regulatory agencies. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a regulatory framework which ties the level of supervisory intervention by bank regulatory authorities primarily to a depository institution’s capital category. Among other things, FDICIA authorized regulatory authorities to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. FDICIA established five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Citizens is well capitalized as detailed in Note 14 to the accompanying consolidated financial statements.

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

Index

Monetary Policy and Economic Conditions

The business of financial institutions is affected not only by general economic conditions, but also by the policies of various governmental regulatory agencies, including the Federal Reserve Board. The Federal Reserve Board regulates money and credit conditions and interest rates to influence general economic conditions primarily through open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in the reserve requirements against depository institutions' deposits. These policies and regulations significantly affect the overall growth and distribution of loans, investments and deposits, and the interest rates charged on loans, as well as the interest rates paid on deposits.

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

Index

Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, Citizens’ chief executive officer and chief financial officer are each required to certify that Citizens’ Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of Citizens’ internal controls; they have made certain disclosures to Citizens’ auditors and the audit committee of the Board of Directors about Citizens’ internal controls; and they have included information in Citizens’ Quarterly and Annual Reports about their evaluation and whether there have been significant changes in Citizens’ internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. Section 404 of Sarbanes-Oxley will become applicable to Citizens in 2007 based on current regulatory guidance. In response to Section 404, management will assess the company’s system of internal control over financial reporting in order to determine whether the system is effective and that it meets the criteria of the Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In 2008, Section 404 will require that our independent auditors also provide an attestation on management’s assertion of internal control over financial reporting.

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

The Banking Business is Very Competitive

As explained under Item 1of this report, Citizens faces a high degree of competition for its services.

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

Index

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

The bank also owns two properties which adjoin its main office for future expansion. In 2006 a parking lot was constructed on one such property. The other property was leased by a tenant until April, 2006. Since the tenants vacated the property, we began using a section of the building for storage and office space. In 2004 we purchased a property adjacent to our Beverly branch as a means of both maintaining our own property value and providing for expansion needs. This facility is currently occupied by a tenant under a lease agreement which expires in 2008.

Citizens Financial Corp. does not own or lease any property. To date Citizens has utilized the bank's facilities and has not occupied more than a minimal amount of space. No compensation is paid to the bank in any way for such usage as it is deemed to be insignificant.

Index

Item 3. Legal Proceedings

As of December 31, 2006 Citizens Financial Corp. was not involved in any material legal proceedings. The bank is involved in various legal proceedings which occur in the normal course of business, however. After consultation with legal counsel, we believe that all such litigation will be resolved without materially affecting the company’s financial position or results of operations. In addition, there are no material proceedings known to be threatened or contemplated against the company or its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of Citizens Financial Corp. during the fourth quarter of 2006.

Part II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Historically, the stock of Citizens Financial Corp. has traded only sporadically. The stock is traded on the over the counter bulletin board system, and a number of brokerage firms provide an efficient and orderly market for transactions involving its shares. There are no further plans, understandings, arrangements or agreements to list the stock on any larger exchanges at this time.

Citizens has only one class of stock, that being common stock, and all voting rights are vested in its holders. The shareholders of Citizens are entitled to one vote for each share of common stock owned on all matters subject to a vote of shareholders. At February 28, 2007 shareholders of record numbered approximately 461. The company has no plans to issue any other forms of capital.

On March 7, 2006 Citizens board of directors declared a stock split which was paid on April 14, 2006 in the form of a 200% stock dividend to shareholders of record April 3, 2006. The primary reason for doing so was to reduce the share price of the stock in an effort to improve its liquidity. Citizens stock, which is neither widely held nor widely traded, is an over the counter bulletin board stock with the symbol CIWV.OB. Distribution of this stock dividend required the use of all authorized shares. On April 22, 2006 the shareholders authorized an additional 2,250,000 shares for future use.

Citizens maintains a policy under which it may purchase shares of its own stock for treasury, subject to certain limitations, when the Board of Directors determines it is in the best interest of the company to do so. Such shares are purchased on the open market through independent brokers. At December 31, 2006 and 2005 the number of treasury shares was 420,496 and 132,012, respectively. The purchase of these shares has not had a material impact on either capital or liquidity. No plans currently exist regarding their use and there are no plans regarding future purchases.

The following table presents the high and low market prices for Citizens' common stock for the periods indicated. Prices listed below that were prior to the stock split on April 14, 2006 have been restated to reflect the split.

	High	Low
First Quarter through
February 28, 2007	$20.50	$19.50

2006
First Quarter	$19.50	$16.47
Second Quarter	$20.47	$16.90
Third Quarter	$17.67	$16.83
Fourth Quarter	$19.50	$17.35

2005
First Quarter	$16.50	$15.17
Second Quarter	$16.67	$15.75
Third Quarter	$17.20	$16.00
Fourth Quarter	$17.17	$16.33

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

Index

Citizens shareholders are entitled to receive dividends when and as declared by its Board of Directors. Dividends are typically paid quarterly. Aggregate dividends were $0.57 per share in 2006 and $0.53 per share in 2005. Payment of dividends by Citizens is dependent upon payment of dividends to it by the subsidiary bank. The ability of the bank to pay dividends is subject to certain limitations imposed by national banking laws as outlined in Note 14 to the accompanying consolidated financial statements.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of shares purchased	Average price paid per share	Total Number of shares purchased as part of publicly announced plans or programs	Maximum Number of shares that may yet be purchased under the plans or programs

October 1-31, 2006	-	$-	N/A	N/A
November 1-30, 2006	6,688	18.50	N/A	N/A
December 1-31, 2006	-	-	N/A	N/A

Item 6. Selected Financial Data

Selected financial data for the five years ended December 31, 2006 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this report.

Citizens Financial Corp.

Selected Financial Data Five Year Summary
(in thousands of dollars, except per share data)

	2006	2005	2004	2003	2002

BALANCE SHEET DATA:
Total assets	$242,980	$238,190	$213,783	$209,129	$182,400
Securities	59,746	66,854	53,874	60,077	54,219
Loans, net	166,218	152,136	144,587	134,311	115,187
Deposits	196,543	190,486	165,301	161,549	147,741
Total shareholders' equity	20,278	19,613	20,223	20,478	20,605

SUMMARY OF OPERATIONS:
Interest income	$15,351	$12,976	$11,443	$11,415	$11,519
Interest expense	5,856	4,056	3,073	3,193	3,972

Net interest income	9,495	8,920	8,370	8,222	7,547
Provision for loan losses	423	275	935	324	288

Net interest income after provision for loan losses	9,072	8,645	7,435	7,898	7,259
Noninterest income	1,630	1,468	1,393	1,292	1,353
Noninterest expense	7,659	7,139	6,745	6,194	5,692

Income before income taxes	3,043	2,974	2,083	2,996	2,920
Income taxes	956	927	427	984	992
Net income	$2,087	$2,047	$1,656	$2,012	$1,928

PER SHARE DATA*:
Net income	$1.13	$1.10	$0.88	$1.05	$0.99
Cash dividends	$0.57	$0.53	$0.52	$0.50	$0.47

*Restated to reflect stock split in the form of a 200% stock dividend declared in March 2006.

Additional information required under Securities Act Industry Guide 3 for Bank Holding Companies follows:

Index

Distribution of Assets, Liabilities & Shareholders' Equity;
Interest Rates and Interest Differential

	2006			2005			2004
	Avg Bal	Interest	Yield/Rate	Avg Bal	Interest	Yield/Rate	Avg Bal	Interest	Yield/Rate
	(in thousands of dollars)			(in thousands of dollars)			(in thousands of dollars)
Interest Earning Assets:
Federal funds sold and interest bearing deposits with other banks	$1,377	$68	4.94%	$3,807	$123	3.23%	$1,506	$18	1.19%
Securities:
Taxable	53,267	2,046	3.84	51,340	1,781	3.47	45,362	1,634	3.60
Tax-exempt (1)	8,555	459	5.37	8,825	496	5.62	8,721	479	5.49
Loans (net of unearned interest) (1) (2)	162,252	13,004	8.01	149,177	10,799	7.24	142,296	9,542	6.71
Total interest earning assets (1)	225,451	15,577	6.91	213,149	13,199	6.19	197,885	11,673	5.90

Nonearning assets:
Cash and due from banks	6,258			5,981			5,417
Bank premises and equipment, net	4,194			4,205			4,075
Other assets	5,311			4,642			5,572
Allowance for loan losses	(1,750)			(1,512)			(1,293)
Total assets	$239,464			$226,465			$211,656

Interest Bearing Liabilities:
Savings deposits	$23,608	121	0.51	$26,077	130	0.50	$27,604	127	0.46
Time deposits	89,731	3,566	3.97	82,768	2,583	3.12	76,565	2,134	2.79
NOW accounts	44,495	1,161	2.61	37,057	613	1.65	31,306	347	1.11
Money market accounts	6,538	33	0.50	7,165	50	0.69	7,478	38	0.50
Borrowings	26,215	975	3.72	26,933	680	2.52	23,719	427	1.80
Total interest bearing liabilities	190,587	5,856	3.07	180,000	4,056	2.25	166,672	3,073	1.84

Noninterest bearing liabilities:
Demand deposits	26,019			24,696			22,889
Other liabilities	2,574			1,348			1,535
Shareholders' equity	20,284			20,421			20,560
Total liabilities and shareholder's equity	$239,464			$226,465			$211,656

Net interest income (1)		$9,721			$9,143			$8,600

Net interest income to average earning assets (1)			4.31%			4.29%			4.35%

(1) Yields on tax-exempt holdings are expressed on a tax equivalent basis using a 34% tax rate.

(2) For the purpose of these computations, nonaccruing loans are included in the amounts of average loans outstanding.

Index

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

	2006 Compared to 2005			2005 Compared to 2004
	Increase	(Decrease)	Due to	Increase	(Decrease)	Due to
	(in thousands of dollars)
	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Federal funds sold and interest bearing deposits with other banks	$(102)	$48	$(54)	$50	$55	$105
Taxable securities	69	196	265	209	(65)	144
Tax-exempt securities	(15)	(22)	(37)	(43)	(8)	(51)
Loans	996	1,208	2,204	538	790	1,328
Total interest earned	948	1,430	2,378	754	772	1,526

Interest expense on:
Savings deposits	(12)	3	(9)	(7)	10	3
Time deposits	232	750	982	183	267	450
NOW accounts	141	407	548	73	193	266
Money market accounts	(4)	(12)	(16)	(2)	14	12
Other borrowing	(19)	314	295	64	188	252
Total interest expense	338	1,462	1,800	311	672	983

Net interest income	$610	$(32)	$578	$443	$100	$543

Index

Securities Portfolio

Presentation of the amortized cost of securities as of December 31, 2006 and 2005 may be found in Note 4 to the accompanying consolidated financial statements.

The following table sets forth the maturities of securities as of December 31, 2006 and the weighted average yields of such securities (calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security).

	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(in thousands of dollars)
U.S. Treasury and other U.S. government agencies and corporations	$18,141	3.32%	$32,154	4.41%	$-	-%	$-	-%	$50,295	4.02%
State and political subdivisions (1)	1,537	4.82	6,701	5.17	945	5.27	-	-	9,183	5.12
Other securities	-	-	-	-	-	-	878	3.37	878	3.37

Total	$19,678	3.44%	$38,855	4.54%	$945	5.27%	$878	3.37	$60,356	4.18%

The portfolio contains no securities of any single issuer in which the aggregate amortized cost of such securities exceeds ten percent of shareholders' equity.

(1) Tax-equivalent adjustments, using a rate of 34%, have been made in calculating yields on obligations of state and political subdivisions.

Index

Loan Portfolio

Types of Loans

The distribution of loans by major category for each of the last five fiscal year ends are provided below. All loans in the portfolio are domestic in nature.
	December 31
	2006	2005	2004	2003	2002
	(in thousands of dollars)
Commercial, financial and agricultural	$26,969	$26,589	$23,831	$25,417	$20,819
Real estate-construction	13,964	10,559	8,759	5,963	2,689
Real estate-mortgage	114,966	104,868	101,083	89,111	77,937
Installment loans	10,635	9,726	10,734	12,396	13,657
Other	1,611	2,051	1,636	2,868	1,566
Total loans	$168,145	$153,793	$146,043	$135,755	$116,668

Loan Maturities and Interest Rate Sensitivity

Note 5 to the accompanying consolidated financial statements also provides data concerning the contractual maturities of loans, including commercial, financial and agricultural loans as well as real estate construction loans, as of December 31, 2006. Also provided are the amounts due after one year classified as fixed rate and variable rate loans.

Risk Elements

Nonperforming Loans

The table below presents our nonperforming loan data for each of the last five fiscal year ends:
	December 31
	2006	2005	2004	2003	2002
	(in thousands of dollars)
Nonaccrual loans	$2,208	$58	-	$16	$14
Loans past due 90 days or more still accruing interest	-	538	559	352	57
Troubled debt restructurings	-	-	-	-	-
Total	$2,208	$596	$559	$368	$71

Potential Problem Loans

As stated in Note 6 to the accompanying consolidated financial statements, impaired loans totaled $5,147,663 and $3,650,075 at December 31, 2006 and 2005. These loans were classified as impaired due to doubts about the borrower’s ability to repay as called for in the loan documents. Additional information regarding these loans may also be found in Note 6.

Loan Concentrations

Information concerning loan concentrations is provided in Note 5 to the accompanying consolidated financial statements.

Summary of Loan Loss Experience

The following table provides an analysis of our allowance for loan losses for each of the last five fiscal year ends.

	December 31
	2006	2005	2004	2003	2002
	(in thousands of dollars)
Balance, beginning of year	$1,597	$1,378	$1,396	$1,386	$1,398
Charge offs:
Commercial, financial and agricultural	123	-	1,031	129	134
Real estate-mortgage	-	-	36	24	56
Installment	39	90	98	190	138
Total	162	90	1,165	343	328

Recoveries:
Commercial, financial and agricultural	4	5	192	21	3
Real estate-mortgage	-	1	-	-	1
Installment	11	28	20	8	24
Total	15	34	212	29	28

Net charge offs	147	56	953	314	300
Provisions for loan losses	423	275	935	324	288
Balance, end of year	$1,873	$1,597	$1,378	$1,396	$1,386

Index

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

The ratio of net losses to average loans outstanding was 0.09% in 2006, 0.04% in 2005 and 0.67% in 2004.

The following tables provide an allocation of the allowance for loan losses for each of the last five year ends as well as the percent of loans in each category to total loans.

	Allocation of Allowance For Loan Losses
	December 31,
	2006	2005	2004	2003	2002

Commercial, financial and agricultural	$1,077	$901	$717	$810	$918
Real estate-construction	-	-	-	-	17
Real estate-mortgage	589	320	282	103	164
Installment and other	65	151	173	185	103
Unallocated	142	225	206	298	184
Total	$1,873	$1,597	$1,378	$1,396	$1,386

	Percent of Loans in Each Category to Total Loans
	December 31,
	2006	2005	2004	2003	2002

Commercial, financial and agricultural	16%	17%	16%	19%	18%
Real estate-construction	8	7	6	4	2
Real estate-mortgage	68	68	69	66	67
Installment and other	8	8	9	11	13
Total	100%	100%	100%	100%	100%

Deposits

The average daily amount of deposits and the rates paid on those deposits for the years ended December 31, 2006, 2005 and 2004 were previously presented in the Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential.

A table summarizing the maturities of time certificates of deposit, including individual retirement accounts, of $100,000 or more as of December 31, 2006 may be found in Note 8 to the accompanying consolidated financial statements. There were no other time deposits of $100,000 or more at that date.

Return on Equity and Assets

The following table shows consolidated operating and capital ratios for the periods indicated.

	Year Ended December 31
	2006	2005	2004
Return on average assets	0.87%	.90%	.78%
Return on average equity	10.29	10.02	8.06
Dividend payout ratio	50.24	48.49	58.94
Average equity to assets ratio	8.47	9.02	9.71

Index

Short-term Borrowing

Information concerning the company's short-term borrowings is presented in Note 12 to the accompanying consolidated financial statements.

Disclosure of Contractual Obligations

The following table provides information regarding the contractual obligations of Citizens Financial Corp. at December 31, 2006:

	Payments Due By Period
	(in thousands of dollars)
	Total	Less than 1 year	1 - 3 years	3 -5 years	More than 5 years

Contractual obligations

Long-term debt	$3,512	$793	$769	$841	$1,109
Capital leases	-	-	-	-	-
Operating leases	139	43	66	30	-
Purchase obligations	-	-	-	-	-
Other long-term Liabilities	-	-	-	-	-
Total	$3,651	$836	$835	$871	$1,109

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and results of operations of Citizens Financial Corp. and our subsidiary, Citizens National Bank of Elkins, for the periods indicated. It should be read in conjunction with the consolidated financial statements and accompanying notes thereto, which are included elsewhere in this report.

Description of Business

Citizens Financial Corp. is a $243 million Delaware corporation headquartered in Elkins, West Virginia. From there our wholly-owned subsidiary, Citizens National Bank of Elkins, provides loan, deposit, trust, brokerage and other banking and banking related services to customers in northcentral and eastern West Virginia and nearby areas through six branch offices. We conduct no business other than the ownership of our bank subsidiary.

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

Index

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

Some policies rely more heavily on the use of estimates, assumptions, and judgments than others and, therefore, have a greater possibility of producing results that could be materially different than originally reported. Our most significant accounting policies, including an explanation of how assets and liabilities are valued, may be found in Note 1 to the consolidated financial statements in our 2006 Annual Report to Shareholders and Form 10-K.

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

OVERVIEW

The bank experienced a year of controlled growth in 2006 with assets rising by approximately $4,791,000 to $242,980,000. This reflects better than expected deposit levels where we had expected certain balances to decrease but instead retained key relationships leading to an overall increase in total deposits of $6,058,000. This, together with the liquidation of $7,109,000 of securities, allowed us to satisfy demand for residential mortgage and commercial real estate loan projects. In total, our gross loan portfolio grew by $14,352,000, or 9.3%, to $168,145,000 which is consistent with our expectations.

Income for the year was $2,087,000, up $40,000 or 1.9% from 2005. This was significantly less than anticipated due to a number of nonrecurring items which will be detailed later in this report. As a result, our return on average assets of .87% was similar to last year’s .90%. Absent the nonrecurring expenses, income would have approximated $2,404,000 resulting in a return on average assets of 1.00%.

Per share earnings increased by $.03 to $1.13 while our strong capital position allowed us to increase the dividend from $.53 to $.57 per share, our fifteenth straight year of dividend increases. Each of these per share measures reflects a restatement of our 2005 data in order to recognize the effect of a stock split in the form of a 200% stock dividend which was declared by the board of directors in March and subsequently distributed to shareholders in April, 2006. A more detailed discussion of the factors impacting our results of operations and financial condition follows. Amounts and percentages used in that discussion, as well as in this overview, have been rounded.

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

Net interest income improved in 2006 rising $575,000 to $9,495,000. On a tax equivalent basis the net interest income increased to $9,721,000 while our net interest margin of 4.31% is up slightly from 4.29% last year.

On a tax equivalent basis interest income rose $2,378,000 to $15,577,000. This reflects both higher yields and an increase in our earning asset base, especially with respect to loans. The effective yield on our loans increased 77 basis points to 8.01% while our average loan volume was up $13.1 million to $162.3 million. These two factors directly produced a tax equivalent increase in interest income of $2,204,000. Overall, our yield on earning assets increased 72 basis points to 6.91% while our earning asset base of $225,451,000 was up $12.3 million.

Index

Interest expense, the other component of net interest income, was also up in 2006 rising $1,800,000 to $5,856,000. Higher rates on CDs, interest bearing checking accounts and borrowed funds caused interest expense to increase $1,462,000. Higher volumes of interest bearing liabilities were a less significant factor as they caused a $338,000 increase in expense. Taken as a whole our interest bearing liabilities rose $10,587,000 to $190,587,000. The cost of these liabilities also went up, rising 82 basis points to 3.07%.

By contrast, in 2005 tax-equivalent net interest income increased just $543,000 with interest income rising $1,526,000 but interest expense also rising $983,000. The improvement in interest income was nearly equally the result of a $15.3 million increase in the earning asset base and a 29 basis point improvement in yield. The higher interest expense was primarily due to a 41 basis point increase in cost.

Provision for Loan Losses

The provision for loan losses is our estimate of the amount which must be charged against current earnings in order to maintain the allowance for loan losses at a level considered adequate to provide for losses which are inherent in the loan portfolio. This amount is determined through quarterly evaluations of the loan portfolio. Our provision for loan losses totaled $423,000 in 2006 compared to $275,000 in 2005 and $935,000 in 2004. The increase in 2006, reflects higher levels of credit risk as indicated by several risk measurements and as explained later in this report. The high level of charge-offs in 2004 is the result of higher net charge-offs primarily arising from the failure of a commercial loan customer.

Because the amount of the provision for loan losses is a function of our overall assessment of loan quality and the adequacy of the allowance for loan losses, which itself relies on significant use of judgment and estimates, the provision for loan loss expense may increase or decrease in the future. Please refer to the Credit Quality and Allowance for Loan Losses section of this report where we further discuss the estimation methods and assumptions we use in analyzing the allowance and the quality of our loan portfolio as these are critical factors in the determination of our provision for loan losses.

Noninterest Income

Noninterest income, which includes all revenues other than interest and fees on earning assets, is an important factor in our overall profitability. Total noninterest income in 2006 of $1,630,000 compares to $1,468,000 in 2005 and $1,393,000 in 2004. Annual increases were $162,000 in 2006 and $75,000 in 2005.

This positive trend is the result of several factors, most notably rising levels of service fees and brokerage fees. Service fees are the largest single component of noninterest income and increased $80,000 in 2006 due to higher overdraft fees and rising ATM fees from an expansion of our ATM network. In 2005 service fees rose by $71,000 resulting mainly from the same two factors. Brokerage fees increased by $38,000 in 2006 and $29,000 in 2005. Prior to 2005 we had difficulty keeping a licensed professional broker on staff. However, since September 2004 we have benefited from the consistent service of the same broker and have established a successful brokerage effort.

Other noninterest income was also a major factor in 2006’s improvement increasing by $55,000 to $326,000 largely due to a $32,000 gain on the sale of real estate. Trust income, insurance commissions and secondary market loan fees did not change significantly in 2006.

We did recognize losses on the sale of securities approximating $18,000 in 2006. These losses were recovered prior to year-end by reinvesting in higher yielding securities. No security gains or losses were recognized in 2005 while gains of $23,000 were recorded in 2004.

We plan to perform a review of our noninterest income in 2007 to identify areas which might produce increased revenue. It is our belief that we may be able to improve performance in several areas and that our diverse services, such as trust, brokerage and secondary market mortgages, provide us with a competitive advantage in several of our markets.

Noninterest Expense

Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Historically, our level of noninterest expense has been higher than average, partly due to the relatively smaller branch facilities our market area can support. It has also been increasing annually and is clearly a detriment to earnings.

Despite efforts to control noninterest expense in 2006, a number of nonrecurring and strategic expenses presented themselves during the year causing yet another large increase of $520,000 bringing total annual noninterest expense to $7,659,000. Absent these items noninterest expense would have approximated $7,208,000, an increase of just $69,000 from 2005. Foremost among these nonrecurring items are legal and professional fees of $125,000, expenses related to foreclosed properties of $204,000, data processing conversion charges of $43,000, and $40,000 incurred to recruit new members of our management team. Despite the data processing costs cited above, total data processing costs for the year decreased by $75,000 as we have switched to a new third party core processor.

Index

Personnel costs, which are the largest component of noninterest expense, increased by $203,000, or 5.4%, to $3,926,000 in 2006. Included in this is salary expense of $2,756,000, up $90,000 due to the hiring of a new chief credit officer, credit analyst, and branch coordinator. We believe these three individuals are key to our future success and ongoing workflow realignment will help offset the increased cost. Pension costs, as determined under applicable accounting standards, increased by $70,000 in 2006 to $133,000.

Other noninterest expense, which totaled $1,246,000 for the year, actually increased more than any other item within noninterest expense rising $279,000 or 28.9%. Of this increase, $195,000 was related to the upkeep and disposition of foreclosed properties. Also found here are $40,000 of recruitment costs noted earlier and $25,000 paid to settle legal claims

Professional service fees saw a dramatic increase of $104,000, or 42.2%, to $350,000 in 2006 due to the outsourcing of our loan review function and the retention of other professionals to assist with our data processing conversion and to implement organizational and workflow changes. This follows 2005 when professional services increased $86,000 partly due to the outsourcing of our internal audit function. Professional fees are expected to be high again in 2007 as we continue to outsource internal audit and loan review and become subject to additional requirements under the Sarbanes-Oxley Act. Among the other components of noninterest expense, data processing dropped by $75,000 as previously noted, and equipment expense fell $45,000 due to lower depreciation. Net occupancy expense increased $51,000 reflecting a loss of rental income. We do not foresee regaining this income in 2007. The remaining items such as director fees, postage, stationery and software expense all changed by lesser amounts.

Noninterest expenses also increased in 2005, rising $394,000 to $7,139,000. In addition to the increase in professional fees noted previously, benefit costs, occupancy expenses such as utilities, repairs and property insurance, and the cost to purchase and maintain software programs all contributed to the increase.

Income Taxes

Our provision for income taxes includes both federal and state income taxes. Total taxes were $956,000 in 2006, $927,000 in 2005, and $427,000 in 2004. The drop in our 2004 tax is primarily related to the unusually high level of loan charge-offs we experienced. With the exception of income earned on loans to and bonds issued by municipalities, and income from certain life insurance policies, all of our income is taxable. We have not been subject to the alternative minimum tax during any of the periods covered by this report. Note 10 of the accompanying consolidated financial statements provides additional information concerning our income tax expense.

Financial Condition

Loan Portfolio

We attempt to satisfy loan demand within our market by offering a variety of consumer, home mortgage, and commercial loans. The majority of our loans are made to borrowers within our market area although the economic limits of those markets cause us to seek out-of-area loans on occasion. These loans are made though a group of community banks similar to ourselves. These out-of-area loans comprise just 4.6% of our $168,145,000 loan portfolio and our primary focus will remain on lending opportunities within our markets.

Our loan portfolio experienced growth of $14,352,000 in 2006. As has been the case in recent years, we continued to experience growth in our commercial real estate portfolio which increased $4.6 million to $45,579,000 in 2006. These loans are made to various commercial customers, including those operating at or near local ski resorts, and usually carry variable rates tied to prime. When combined with our commercial loan portfolio of $26,969,000, our total loans for commercial purposes are $72,548,000 making commercial lending our largest group of loans.

Residential mortgage lending, which was our largest portfolio until recent years, remains a very important part of our lending activity. In 2006 we actively sought to increase the size of this portfolio as a way to diversify our loans and to develop more complete relationships with consumers. To do this we offered several fixed rate mortgage products in addition to our typical adjustable rate mortgages. This effort was successful in increasing the residential mortgage portfolio by $6,274,000 to $61,401,000. This was the largest increase among any of our loan portfolios in 2006.

Index

We similarly sought to increase our consumer loan portfolio. After several years of decreasing balances due to attractive financing terms offered by auto manufacturers, we successfully increased the portfolio by $909,000 by focusing on used auto loans and improving relationships with local dealers. When possible, we will continue our efforts to increase our consumer and residential mortgage portfolios in 2007.

Among our other portfolios, construction lending increased as expected while home equity lending experienced a slight drop.

Credit Quality and Allowance for Loan Losses

The nature of the lending process exposes all banks to some level of credit risk. Managing that risk to promote a safe and sound institution is a key banking objective.

During 2006 several of our credit risk measures increased. Past due loans at year-end of $5,347,000 were up $105,000 from the end of 2005 while loans more than 90 days past due increased by $490,000 to $1,086,000. Similarly, nonaccrual loans increased by $2,150,000 to $2,208,000 while impaired loans of $5,148,000 were up from $3,650,000. While these data do point to an increase in credit risk, a portion of the increases may be attributed to improved monitoring and recognition procedures as noted later in this discussion. In most cases we are well secured which helps limit our risk of loss and in 2006 actual net charge offs of $147,000 were within historical norms. We believe we are well equipped to manage and resolve the risks in our portfolio and have assigned the management of our most crucial credits to one of our senior lenders. We expect a positive resolution to a number of these situations in the near future.

By assigning our most crucial credits to one of our senior lenders we have developed strategies to manage them. We have also taken a number of other steps to improve our credit risk management capabilities. Among them are adopting a new loan policy and credit grading system, installing improved systems to track loan exceptions and requiring loan officers to be more involved in collection efforts. In addition to this we retained an experienced chief credit officer and credit analyst capable of dealing with the more complex commercial credits we are becoming involved in. We are convinced these improvements have already made us a better bank.

All of these steps help us manage the risk in our loan portfolio. The inherent risk of loss which the portfolio contains is addressed through the allowance for loan losses. We maintain our allowance for loan losses at a level we consider adequate to provide for losses that we believe are inherent in the loan portfolio. This determination is based on quarterly evaluations in which a specific analysis and a pooled analysis are computed. The specific analysis is used to individually assign an allowance to larger balance, nonhomogenous loans; typically commercial loans. The pooled analysis is used to quantify the loss on pools of smaller balance, homogenous loans such as residential mortgages and consumer loans. The pooled analysis considers such factors as historical loss experience, delinquency levels, current and anticipated economic conditions, concentrations of credit and changes in lending policies and staff. Because these analyses determine the adequacy of the allowance for loan losses they also determine the provision for loans losses that must be charged to earnings.

As of December 31, 2006, our allowance for loan losses was $1,873,000, or 1.12% of gross loans compared to $1,597,000 at year-end 2005 or 1.04% of gross loans. Within our analysis we specifically analyzed more than $17.5 million of loans finding that $4,892,000 required the establishment of specific reserves. The amount of those reserves was $990,000. Estimated losses on our smaller pools of loans totaled $354,000. Further adjustments to the allowance of $529,000 were made after analyzing the economic factors cited in the previous paragraph.

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

Securities Portfolio and Federal Funds Sold

Funds which are not needed to satisfy loan demand or operating needs are invested in securities as a means of improving earnings while also providing liquidity and balancing interest sensitivity concerns. The securities we purchase are limited to U.S. government agency issues, including mortgage backed issues of U.S. agencies, obligations of state and political subdivisions and investment grade corporate debt. However, at year-end we held no corporate securities. All of our securities are classified as available for sale. The Board of Directors is informed of all securities transactions each month and a series of policy statements limit the amount of credit and interest rate risk we may take.

Although our securities portfolio decreased by $7,109,000 to $59,746,000 in 2006, it remains a major part of our asset base. The reduction in the securities portfolio was necessary to fund loan growth. However, more securities were purchased later in the year as loan demand weakened some. With those purchases we sought to lock in current yields and extend our maturity ladder as a means of protecting ourselves against the negative impact falling interest rates could have. Current indications are that rates may remain stable for some time, nonetheless, our strategy seems to have been prudent as falling rates still appear more likely than rising rates. At year-end the weighted average life of the portfolio was still short at 1.93 years while the weighted average yield was 4.05%. We expect to extend the life of the portfolio and increase the yield by altering our security mix as opportunities allow in 2007.

Index

Because our securities portfolio is classified as available for sale it is carried at fair value. Unrealized losses that are temporary in nature are recognized as an adjustment to equity. Losses determined to be other than temporary are recognized in income. With interest rates stabilizing in 2006 the amount of net unrealized losses fell to $611,000. Because rates have stabilized the majority of our unrealized losses have been carried for more than twelve months as shown in Note 4. With the exception of one local municipal obligation, all of the issuers carry credit ratings of good to exceptional. Based on this, and our ability and intent to hold the securities for a reasonable period of time sufficient for a full recovery of our investment, we do not consider these investments to be other than temporarily impaired at December 31, 2006.

Our short-term investments include federal funds sold and an interest bearing demand account with the Federal Home Loan Bank of Pittsburgh. These accounts are used for overnight investing in cases when excess liquidity exists. We attempt to limit the amount of these excess funds by staying fully invested in loans or securities. For 2006 our average balance in overnight funds was $1,377,000 and produced a yield of 4.99%.

Deposits and Other Funding Sources

Total deposits increased $6,058,000 to $196,543,000 in 2006. Included in this is approximately $4.3 million which was transferred from short-term borrowings. We also benefited as approximately $8 million of deposits which we expected to be short-term in nature were retained in the deposit base.

Noninterest bearing deposits totaled $27,103,000 at year-end, down from $28,468,000 at the end of 2005. The 2005 data, however, was higher than typical at that time. When that is factored in, we can conclude our noninterest bearing deposits were quite stable in 2006.

We experienced a significant amount of rate competition during the rising interest rate cycle which ended in June and, since that time, a number of our competitors have continued to price aggressively. Still, our interest bearing deposits increased by $7,602,000 in 2006 to $169,440,000. Growth totaled $3,302,000 after adjusting for the transfer from short-term borrowings.

This growth was centered in certificates of deposit where we, like many others, utilized selective pricing to gain market share. Total CDs increased $14,110,000 to $98,947,000. Other types of interest bearing deposits, such as savings and interest bearing checking, decreased in 2006 as customers sought higher yields. With interest rates expected to remain generally steady in 2007, these trends may continue.

We have utilized short-term borrowings in the form of repurchase agreements to fund operations for a number of years. These agreements typically involve local governmental units such as school districts or area businesses seeking higher yields. They are usually put out for bid annually and local banks compete aggressively for them. We feel that we maintain a competitive advantage by meeting the operational requirements that the agreements frequently contain; nonetheless, risk of losing these funds does exist. At year-end repurchase agreements were $15,970,000.

In the event this funding source were to be reduced we have several other funding options including a line of credit with the Federal Home Loan Bank of Pittsburgh and federal funds purchased through our other correspondent banks. Borrowings of this nature totaled $3,863,000 at year-end and averaged $2,768,000 during the year. As a member of the FHLB we have access to a variety of other funding products as well. For example, on occasion we match fund certain loans with FHLB products. Although we did not acquire any such long-term match funding in 2006, we do have long-term FHLB borrowings in the amount of $3,512,000. Our total borrowing capacity with the FHLB exceeds $105 million. Generally, however, we expect to continue to fund our activities through internal sources.

Capital Resources

Our total capital of $20.3 million, or 8.3% of assets increased $665,000 in 2006. We believe this level of capital, as well as our capital structure, is adequate to support current and anticipated future operations. A complete analysis of our capital accounts is provided in the accompanying Statement of Changes in Shareholders’ Equity.

Banks and bank holding companies are subject to several risk weighted capital measures. As detailed in Note 14, we continue to maintain capital levels well in excess of the amount needed to be considered well capitalized under the regulations. This should continue to be the case throughout the foreseeable future and we are not aware of any trends or uncertainties which are expected to materially impair our capital position.

Index

More than the amount or adequacy of our capital, the structure of our capital base changed in 2006. In April, shareholders received a stock split in the form of a 200% stock dividend. Shareholders also approved an increase in the number of authorized shares from 2,250,000 to 4,500,000 to accommodate future growth.

Trading activity in the stock continues to be light with 128,900 shares trading in 2006, including 24,460 treasury shares. The price per share, which was $19.50 at year-end, is certainly more affordable than the pre-split levels which approximated $54.00. The stock continues to trade on the over the counter market under the symbol CIWV.OB.

Off-Balance-Sheet Obligations

A discussion of our involvement in off-balance-sheet obligations is presented in Note 13 to the consolidated financial statements contained in this report.

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

We monitor liquidity on a regular basis by preparing projected balance sheets and analyzing our sources and uses of funds. Historically, we have satisfied our liquidity needs through internal sources of funds with the exception of certain loans which have been funded by borrowing funds from the Federal Home Loan Bank of Pittsburgh. As noted previously, we have access to approximately $105,000,000 through various FHLB programs. We are not aware of any trends, commitments, events or uncertainties which may impair our ability to satisfy our operating cash needs.

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

However, inflation does affect noninterest expenses such as personnel costs and the cost of services and supplies we use. We attempt to offset such increases by controlling the level of noninterest expenditures and increasing levels of noninterest income. Because inflation has generally been low during the time covered by these financial statements, the impact of inflation on our earnings has not been significant. Although inflation could become a more significant factor, current Federal Reserve policy and economic conditions do not appear to indicate that it will be in the foreseeable future.

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

Index

We monitor our gap on a monthly basis. As of December 31, 2006, our one year gap was 1.05% of assets which indicates we may benefit from rising interest rates.

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

Change in Interest Rates (basis points)	Percent Change in Net Interest Income

+100	-0.91%
-100	-2.04%
+200	-0.93%
-200	-1.79%
+300	-1.02%
-300	-0.16%

These tests indicate our net interest income may fall whether rates increase or decrease. Based on current rate predictions in the marketplace, we expect that rates will remain stable for the next six months and then begin a gradual decline. Due to our current pricing structure, the rates on some of our deposits products, such as savings accounts, cannot fall by as much as 100 basis points. Therefore, in a falling rate environment we may not be able to lower deposit rates as quickly as our loan rates, and as a result the impact may be greater than would normally be expected.

All methods of interest rate risk measurement and management are based on assumptions. Because of this we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results will differ from the simulated results due to the timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the strategies we employ.

Index

Item 8. Financial Statements and Supplementary Data

CITIZENS FINANCIAL CORP.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

ASSETS	2006	2005

Cash and due from banks	$6,064,890	$6,770,128
Interest bearing deposits with other banks	29,858	102,608
Federal funds sold	-	1,900,000
Securities available for sale, at fair value	59,745,539	66,854,339
Loans, less allowance for loan losses of $1,873,038 and $1,597,006, respectively	166,217,889	152,136,327
Bank premises and equipment, net	4,331,313	4,192,060
Accrued interest receivable	1,393,468	1,321,120
Other assets	5,197,515	4,913,386

Total assets	$242,980,472	$238,189,968

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Deposits:
Noninterest bearing	$27,103,487	$28,647,792
Interest bearing	169,439,728	161,837,937
Total deposits	196,543,215	190,485,729
Short-term borrowings	19,833,434	20,511,399
Long-term borrowings	3,511,770	5,145,328
Other liabilities	2,814,034	2,434,207

Total liabilities	222,702,453	218,576,663

Commitments and contingencies

Shareholders' equity
Common stock, $2.00 par value, authorized 4,500,000 and 2,250,000 shares,issued 2,250,000 and 750,000 shares, respectively	4,500,000	1,500,000
Additional paid-in capital	-	2,100,000
Retained earnings	20,842,981	20,704,572
Accumulated other comprehensive income/(loss)	(1,233,399)	(1,315,875)
Treasury stock at cost, 420,496 and 132,012 shares, respectively	(3,831,563)	(3,375,392)

Total shareholders' equity	20,278,019	19,613,305

Total liabilities and shareholders' equity	$242,980,472	$238,189,968

See Notes to Consolidated Financial Statements

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For The Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Interest and dividend income
Interest and fees on loans	$12,933,850	$10,744,643	$9,427,403
Interest and dividends on securities:
Taxable	2,045,639	1,780,716	1,636,570
Tax-exempt	303,154	327,325	361,190
Interest on interest bearing deposits with other banks	48,150	59,679	-
Interest on federal funds sold	20,514	63,493	17,914
Total interest and dividend income	15,351,307	12,975,856	11,443,077

Interest expense
Interest on deposits	4,881,518	3,376,537	2,645,847
Interest on short-term borrowings	801,402	501,698	307,654
Interest on long-term borrowings	173,397	178,078	119,649
Total interest expense	5,856,317	4,056,313	3,073,150

Net interest income	9,494,990	8,919,543	8,369,927
Provision for loan losses	423,385	274,667	934,899
Net interest income after provision for loan losses	9,071,605	8,644,876	7,435,028

Noninterest income
Trust income	207,178	201,402	194,593
Service fees	851,526	771,831	700,732
Insurance commissions	37,069	42,810	41,155
Securities gains/(losses), net	(17,694)	-	23,185
Brokerage fees	117,207	79,117	50,034
Secondary market loan fees	108,382	101,523	62,691
Other	326,338	271,639	320,818
Total noninterest income	1,630,006	1,468,322	1,393,208

Noninterest expense
Salaries and employee benefits	3,925,985	3,723,480	3,591,142
Net occupancy expense	383,900	332,748	265,313
Equipment expense	439,193	484,001	480,443
Data processing	524,304	598,824	559,238
Director fees	272,880	252,483	220,861
Postage expense	182,136	170,653	166,589
Professional service fees	349,574	245,714	159,251
Stationery	152,549	155,923	162,858
Software expense	182,608	208,231	174,774
Other	1,245,945	966,597	964,490
Total noninterest expense	7,659,074	7,138,654	6,744,959
Income before income taxes	3,042,537	2,974,544	2,083,277
Income tax expense	955,646	927,358	426,938
Net income	$2,086,891	$2,047,186	$1,656,339

Basic and fully diluted earnings per common share*	$1.13	$1.10	$0.88

Basic and fully diluted average common shares outstanding*	1,842,662	1,864,215	1,886,631

*Restated to reflect stock split in the form of a 200% stock dividend declared in March 2006.

See Notes to Consolidated Financial Statements

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For The Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Net Income	$2,086,891	$2,047,186	$1,656,339

Other comprehensive income/(loss):
Gross unrealized gains/(losses) arising during the period	338,294	(1,060,150)	(972,022)
Adjustment for income tax (benefit)/expense	(128,552)	402,857	369,368
	209,742	(657,293)	(602,654)

Reclassification adjustment for (gains)/losses included in net income	17,694	-	(23,185)
Adjustment for income tax (benefit)/expense	(6,724)	-	8,810
	10,970	-	(14,375)

Increase in minimum pension liability	-	(1,155,756)	-
Adjustment for income tax benefit	-	439,187	-
	-	(716,569)	-

Adjustment to apply statement of financial accounting standard no. 158 to the employee pension and other postretirement benefits	(222,964)	-	-
Adjustment for income tax benefit	84,728	-	-
	(138,236)	-	-

Other comprehensive income/(loss), net of tax	82,476	(1,373,862)	(617,029)

Comprehensive Income	$2,169,367	$673,324	$1,039,310

See Notes to Consolidated Financial Statements

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2006, 2005 and 2004

					Accumulated
					Other		Total
			Additional		Compre-		Share-
	Common Stock		Paid-In	Retained	hensive	Treasury	holders’
	Shares	Amount	Capital	Earnings	Income/(Loss)	Stock	Equity

Balance, December 31, 2003	750,000	$1,500,000	$2,100,000	$18,965,862	$675,016	$(2,762,464)	$20,478,414

Net income	-	-	-	1,656,339	-	-	1,656,339

Cost of 7,465 shares acquired as treasury stock	-	-	-	-	-	(322,854)	(322,854)

Cash dividends declared ($0.52 per share)	-	-	-	(972,089)	-	-	(972,089)

Net change other comprehensive income	-	-	-	-	(617,029)	-	(617,029)

Balance, December 31, 2004	750,000	1,500,000	2,100,000	19,650,112	57,987	(3,085,318)	20,222,781

Net income	-	-	-	2,047,186	-	-	2,047,186

Cost of 5,925 shares acquired as treasury stock	-	-	-	-	-	(290,074)	(290,074)

Cash dividends declared ($0.53 per share)	-	-	-	(992,726)	-	-	(992,726)

Net change other comprehensive income	-	-	-	-	(1,373,862)	-	(1,373,862)

Balance, December 31, 2005	750,000	1,500,000	2,100,000	20,704,572	(1,315,875)	(3,375,392)	19,613,305

Net income	-	-	-	2,086,891	-	-	2,086,891

Cost of 24,460 shares acquired as treasury stock	-	-	-	-	-	(456,171)	(456,171)

Cash dividends declared ($0.57 per share)	-	-	-	(1,048,482)	-	-	(1,048,482)

Net change other comprehensive income	-	-	-	-	82,476	-	82,476

Stock split effected in the form of a 200% stock dividend	1,500,000	3,000,000	(2,100,000)	(900,000)	-	-	-

Balance, December 31, 2006	2,250,000	$4,500,000	$-	$20,842,981	$(1,233,399)	$(3,831,563)	$20,278,019

See Notes to Consolidated Financial Statements

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,086,891	$2,047,186	$1,656,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	351,942	414,395	417,728
Provision for loan losses	423,385	274,667	934,899
Deferred income tax expense	(122,232)	(202,424)	66,829
Amortization of security premiums, net of accretion of security discounts	68,272	196,484	281,443
Securities (gains)/losses, net	17,694	-	(23,185)
Gain on sale of bank premises	(31,877)	-	-
(Gain)/loss on sale of equipment and other assets	80,184	(16,787)	(24,053)
Increase in accrued interest receivable	(72,348)	(202,621)	(22,013)
Increase in other assets	(3,187)	(257,428)	(473,268)
Increase in other liabilities	156,863	874,896	349,015

Net cash provided by operating activities	2,955,587	3,128,368	3,163,734

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	3,800,409	522,200	2,382,766
Proceeds from maturities and calls of securities available for sale	14,461,000	9,190,545	16,636,865
Principal payments received on securities available for sale	1,963,218	2,388,713	2,914,405
Purchases of securities available for sale	(12,845,805)	(26,338,022)	(16,148,868)
Loans made to customers, net	(15,434,051)	(8,290,615)	(12,375,235)
Purchases of bank premises and equipment	(483,919)	(380,311)	(1,032,823)
Proceeds from sale of bank premises	38,000	-	-
Proceeds from sale of other real estate and other assets	626,263	173,443	443,313
Purchase of real estate	-	-	(105,000)

Net cash used in investing activities	(7,874,885)	(22,734,047)	(7,284,577)

See Notes to Consolidated Financial Statements
(Continued)

Index

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposit, NOW, money market and savings accounts	(8,052,575)	17,294,294	1,438,095
Net increase in time deposits	14,110,061	7,890,783	2,314,008
Net increase/(decrease) in short-term borrowings	(677,965)	(1,998,756)	443,854
Proceeds from long-term borrowings	-	3,500,000	3,100,000
Repayments of long-term borrowings	(1,633,558)	(2,500,904)	(2,356,670)
Dividends paid	(1,048,482)	(992,726)	(972,089)
Acquisition of treasury stock	(456,171)	(290,074)	(322,854)

Net cash provided by financing activities	2,241,310	22,902,617	3,644,344

Increase/(decrease) in cash and cash equivalents	(2,677,988)	3,296,938	(476,499)

Cash and cash equivalents:
Beginning	8,772,736	5,475,798	5,952,297

Ending	$6,094,748	$8,772,736	$5,475,798

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest on deposits and on other borrowings	$5,678,421	$3,967,023	$3,095,290

Income taxes	$1,311,957	$940,784	$647,834

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES

Other real estate and other assets acquired in settlement of loans	$929,104	$466,445	$329,000

Unrealized gain/(loss) on securities available for sale	$355,988	$(1,060,150)	$(995,207)

See Notes to Consolidated Financial Statements

Index

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

Use of Estimates: In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

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

The accrual of interest on loans is discontinued when they are 90 days delinquent unless the loan is well secured and in the process of collection. However, loans may be placed on nonaccrual, or charged-off, at an earlier date if the collection of principal and interest is doubtful. When loans are placed on nonaccrual all interest which has accrued but not been collected is reversed against interest income, unless the income was recognized in prior years in which case it is charged to the allowance for loan losses. After loans are placed on nonaccrual, interest is recognized on the cash basis. Loans may be returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Index

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

Pension Benefits: The bank has a noncontributory, defined benefit pension plan covering substantially all employees. The plan provides benefits that are based on employees’ five year average final compensation and years of service. Our funding policy is to make annual contributions as permitted or required by regulation. Pension costs are actuarially determined and charged to expense.

Postretirement Benefits: The bank also provides certain health care and life insurance benefits for all retired employees that meet certain eligibility requirements. The bank's share of the estimated costs that will be paid after retirement is generally being accrued by charges to expense over the employees' active service periods to the dates they are fully eligible for benefits.

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

Index

Basic and Fully Diluted Earnings per Share: Basic and fully diluted earnings per common share is computed based upon the weighted average shares outstanding. The weighted average shares outstanding were 1,842,662, 1,864,215 and 1,886,631 for the years ended December 31, 2006, 2005 and 2004, respectively, after considering the stock split outlined in Note 2. We did not have any potentially dilutive securities during that time.

Trust Department: Assets held in an agency or fiduciary capacity by the bank's trust department are not assets of the bank and are not included in the accompanying consolidated balance sheets.

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

Reclassifications: Certain accounts in the consolidated financial statements for 2005 and 2004, as previously presented, have been reclassified to conform to current year classifications.

Significant New Accounting Pronouncements: In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The company does not expect the implementation of SAB 108 to have a material impact on its financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The company does not expect the implementation of SFAS 155 to have a material impact on its financial condition or results of operations.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The company does not expect the implementation of SFAS 156 to have a material impact on its financial condition or results of operations.

Index

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The company does not expect the implementation of SFAS 157 to have a material impact on its financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The company has included the impact of this implementation in the consolidated financial statements contained in this report. The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This change in the measurement date will not have a material impact on the company’s financial condition or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return that are not certain to be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company does not expect the implementation of FIN 48 to have a material impact on its financial condition or results of operations.

In September 2006, the Emerging Issues Task Force issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The company is currently evaluating the effect that EITF No. 06-4 will have on its consolidated financial statements when implemented.

In September 2006, The Emerging Issues Task Force issued EITF 06-5, “Accounting for Purchases of Life Insurance- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. The company is currently evaluating the effect that EITF No. 06-5 will have on its consolidated financial statements when implemented.

Note 2. Declaration of Stock Split

On March 7, 2006 Citizens board of directors declared a stock split which was paid on April 14, 2006 in the form of a 200% stock dividend to shareholders of record April 3, 2006. The primary reason for doing so was to reduce the share price of the stock in an effort to improve its liquidity. Citizens stock, which is neither widely held nor widely traded, is an over the counter bulletin board stock with the symbol CIWV.OB.

Index

Distribution of this stock dividend required the use of all authorized shares. On April 22, 2006 the shareholders authorized an additional 2,250,000 shares for future use.

Note 3. Restrictions on Cash and Amounts Due from Banks

At December 31, 2006 we had cash concentrations totaling $3,693,080 with the Federal Reserve Bank of Richmond. These funds, as well as deposits with other correspondent banks, are generally unsecured and have limited insurance under current banking insurance regulations.

Note 4. Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at December 31, 2006 and 2005, are summarized below. All such securities are available for sale.

	2006
				Carrying
				Value
				(Estimated
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value)

U.S. Government agencies and corporations	$41,920,556	$5,227	$414,829	$41,510,954
Mortgage backed securities - U.S. Government agencies and corporations	8,374,473	299	148,911	8,225,861
Federal Reserve Bank stock, restricted	108,000	-	-	108,000
Federal Home Loan Bank stock, restricted	770,200	-	-	770,200
Tax exempt state and political subdivisions	9,182,944	16,081	68,501	9,130,524

Total securities available for sale	$60,356,173	$21,607	$632,241	$59,745,539

	2005
				Carrying
				Value
				(Estimated
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value)

U.S. Government agencies and corporations	$50,560,587	$4,296	$718,899	$49,845,984
Mortgage backed securities - U.S. Government agencies and corporations	7,005,422	947	203,662	6,802,707
Federal Reserve Bank stock, restricted	108,000	-	-	108,000
Federal Home Loan Bank stock, restricted	596,200	-	-	596,200
Corporate debt securities	1,270,501	-	19,476	1,251,025
Tax exempt state and political subdivisions	8,280,250	34,744	64,571	8,250,423

Total securities available for sale	$67,820,960	$39,987	$1,006,608	$66,854,339

The tables which follow provide summaries of securities which were in an unrealized loss position at December 31, 2006 and 2005, all of which are available for sale. As of December 31, 2006, these securities had a total fair value of $55,092,401 and carried unrealized losses of $632,241 or 1.15%. Securities which have been in a continuous loss position for the past twelve months total $42,536,662. The unrealized loss pertaining to these securities is $590,749 or 1.39%. The majority of these losses are on securities issued by U.S. government agencies and corporations which carry the implied faith and credit of the U.S. Government. The other losses are on municipal instruments. With the exception of one municipal which is not rated, all of these instruments carry A ratings from the major credit rating agencies. We believe that these unrealized losses are the result of changing interest rates and that, along with our intent and ability to hold these investments to maturity, provide strong evidence that we will fully recover our investment. In addition, no losses have been recognized on the $58,795,734 of securities that carried unrealized losses at December 31, 2005.

Index

	2006

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$5,332,240	$13,677	$33,264,044	$401,152	$38,596,284	$414,829
Mortgage backed securities - U.S. Government agencies and corporations	2,782,873	9,857	5,327,723	139,054	8,110,596	148,911
Tax exempt state and political subdivisions	3,440,626	17,958	3,944,895	50,543	7,385,521	68,501

Total	$11,555,739	$41,492	$42,536,662	$590,749	$55,092,401	$632,241

	2005

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$26,648,724	$258,255	$19,810,150	$460,644	$46,458,874	$718,899
Mortgage backed securities - U.S. Government agencies and corporations	3,282,560	71,703	3,397,060	131,959	6,679,620	203,662
Corporate debt securities	-	-	1,251,025	19,476	1,251,025	19,476
Tax exempt state and political subdivisions	3,454,558	41,636	951,657	22,935	4,406,215	64,571

Total	$33,385,842	$371,594	$25,409,892	$635,014	$58,795,734	$1,006,608

The maturities, amortized cost and estimated fair values of securities at December 31, 2006 are summarized as follows:

	Amortized Cost	Carrying Value (Estimated Fair Value)
Due within one year	$19,678,168	$19,510,619
Due after one through five years	38,854,752	38,420,693
Due after five through ten years	945,053	936,027
Equity securities	878,200	878,200

Total	$60,356,173	$59,745,539

Mortgage backed securities have remaining contractual maturities ranging from 1 day to 14.25 years and are reflected in the maturity distribution schedule based on their anticipated average life to maturity, which ranges from 0.04 to 5.28 years. Accordingly, discounts are accreted and premiums are amortized over the anticipated life to maturity of the specific obligation.

The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized are as follows:

	Proceeds From			Gross Realized
Years Ended December 31,	Sales	Calls and Maturities	Principal Payments	Gains	Losses

2006	$3,800,409	$14,461,000	$1,963,218	$-	$17,694

2005	$522,200	$9,190,545	$2,388,713	$-	$-

2004	$2,382,766	$16,636,865	$2,914,405	$36,783	$13,598

Index

At December 31, 2006 and 2005 securities with amortized costs of $30,807,634 and $28,427,321, respectively, and estimated fair values of $30,448,915 and $27,983,015, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities which are included in securities available for sale in the accompanying consolidated financial statements. Such securities are carried at cost, since they may only be sold back to the respective issuer or another member at par value.

Note 5. Loans

Loans are summarized as follows:

	December 31,
	2006	2005
Commercial, financial and agricultural	$26,968,995	$26,589,047
Real estate - construction	13,964,500	10,559,207
Real estate - home equity	7,985,253	8,796,427
Real estate - residential mortgage	61,401,473	55,127,595
Real estate - commercial mortgage	45,578,979	40,944,311
Installment loans	10,634,857	9,725,720
Other	1,611,149	2,051,144
Total loans	168,145,206	153,793,451

Less:
Allowance for loan losses	1,873,038	1,597,006
Net deferred loan origination fees and costs	54,279	56,142
Unearned income	-	3,976

Loans, net	$166,217,889	$152,136,327

Included in the above balance of net loans are nonaccrual loans of $2,208,400 and $58,300 at December 31, 2006 and 2005, respectively. If interest on those nonaccrual loans had been accrued, such income would have approximated $63,341, $5,662 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.

The bank makes loans to its directors, executive officers and their related interests in the normal course of business. During the year 2006, the bank’s definition of executive officer was amended to be consistent with regulatory guidance. Therefore, the prior year’s information has been restated. The activity with respect to these loans for the years ended December 31, 2006 and 2005 follows:

	2006	2005
Balance, beginning	$5,892,713	$2,758,611
Additions	3,801,609	6,436,855
Amounts collected	(3,582,597)	(3,302,753)

Balance, ending	$6,111,725	$5,892,713

The following represents the maturities and sensitivities of loans to changes in interest rates at December 31, 2006, without regard to scheduled periodic principal repayments on amortizing loans:

	Due Within 1 Yr	Due After 1But Within 5 Yrs	Due After 5 Yrs	Total

Commercial, financial and agricultural	$2,507,390	$8,766,556	$15,695,049	$26,968,995
Real estate - construction	9,667,018	2,266,383	2,031,099	13,964,500
Real estate - home equity	39,932	75,745	7,869,576	7,985,253
Real estate - residential mortgage	1,370,462	2,547,900	57,483,111	61,401,473
Real estate - commercial mortgage	2,826,013	9,066,782	33,686,184	45,578,979
Installment loans	828,730	8,461,147	1,344,980	10,634,857
Other	851,951	623,189	136,009	1,611,149

Total	$18,091,496	$31,807,702	$118,246,008	$168,145,206

Index

Loans due after one year with:

Variable rates	$121,306,194
Fixed rates	28,747,516

Total	$150,053,710

Concentrations of Credit Risk: The bank grants installment, commercial and residential loans to customers in central and eastern West Virginia in striving to maintain a diversified loan portfolio. Nonetheless, concentrations of credit, defined as loans to a customer, the customers’ related parties, or to a number of customers operating in the same industry, which in the aggregate total 25% or more of capital can occur. At December 31, 2006, we had five such concentrations.

Direct and indirect extensions of credit to automobile dealers, consisting of floor plan loans and other commercial loans which are generally secured by liens on the subject inventories or equipment, totaled $7,104,923. Extensions of credit to companies operating in the lumber industry and their related parties totaled $5,325,262. These loans are generally made for the purpose of financing logging equipment and are typically secured by liens on the subject equipment. Extensions of credit to companies in the hotel/motel industry totaled $8,543,101. These loans are usually made to finance the purchase, operation or improvement of hotels and motels and are generally secured by liens on the subject property. Extensions of credit for out-of-area commercial real estate projects totaled $7,710,503. The bank participates in these loans through a network of allied banks. Participations in these loans are solely a factor of a detailed review of credit quality. Also, extensions of credit for ski resort related loans totaled $16,122,842. These loans are extended to business, residential, and rental properties in and around various West Virginia ski resorts. Additional collateral such as pledges of accounts receivable, real estate, or personal guarantees may also be required when granting any of these credits. The bank evaluates each such customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained is based upon these credit evaluations.

Note 6. Allowance for Loan Losses

An analysis of the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004, is as follows:

	2006	2005	2004

Balance, beginning of year	$1,597,006	$1,378,106	$1,395,908

Charge offs:
Commercial, financial and agricultural	123,400	-	1,030,651
Real estate - residential mortgage	-	-	35,597
Installment	39,130	90,212	98,263
Total	162,530	90,212	1,164,511

Recoveries:
Commercial, financial and agricultural	4,100	5,660	191,439
Real estate - residential mortgage	-	1,022	210
Installment	11,077	27,763	20,161
Total	15,177	34,445	211,810

Net charge-offs	147,353	55,767	952,701
Provision for loan losses	423,385	274,667	934,899

Balance, end of year	$1,873,038	$1,597,006	$1,378,106

The following summary provides additional information regarding impaired, nonaccrual and past due loans:

Index

	December 31,
	2006	2005
Impaired loans without a valuation allowance	$155,849	$754,609
Impaired loans with a valuation allowance	4,991,814	2,895,466
Total impaired loans	$5,147,663	$3,650,075

Valuation allowance related to impaired loans	$990,482	$537,919
Total nonaccrual loans	2,208,400	58,300
Total loans past due ninety days or more still accruing	-	538,167

	Year Ended December 31,
	2006	2005	2004
Average investment in impaired loans	$3,846,072	$3,974,629	$49,193
Interest income recognized on impaired loans	331,872	292,013	2,536
Interest income recognized on a cash basis on impaired loans	276,007	278,334	2,343

No additional funds are committed to be advanced in connection with impaired loans.

Note 7. Bank Premises and Equipment

The major categories of bank premises and equipment and accumulated depreciation and amortization at December 31, 2006 and 2005, are summarized as follows:

	2006	2005
Land	$950,403	$956,069
Buildings and improvements	4,870,355	4,786,825
Furniture and equipment	2,977,312	2,636,036
Total bank premises and equipment	8,798,070	8,378,930

Less accumulated depreciation	4,466,757	4,186,870

Bank premises and equipment, net	$4,331,313	$4,192,060

Depreciation expense for the years ended December 31, 2006, 2005 and 2004, totaled $338,543, $400,996 and $404,329, respectively.

Note 8. Deposits

The following is a summary of interest bearing deposits by type as of December 31, 2006 and 2005:

	2006	2005
Interest bearing checking accounts	$41,767,746	$44,667,563
Money market accounts	5,979,073	7,645,508
Savings accounts	22,745,891	24,687,908
Certificates of deposit under $100,000	59,949,884	52,578,930
Certificates of deposit of $100,000 or more	38,997,134	32,258,028
Total	$169,439,728	$161,837,937

Interest expense on deposits is summarized below:

	2006	2005	2004
Interest bearing checking accounts	$1,161,291	$613,132	$347,520
Money market accounts	33,159	49,703	37,609
Savings accounts	120,996	129,933	126,818
Certificates of deposit under $100,000	2,072,523	1,490,864	1,262,552
Certificates of deposit of $100,000 or more	1,493,549	1,092,905	871,348

Total	$4,881,518	$3,376,537	$2,645,847

Index

The following is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 2006 and 2005:

	2006		2005
	Amount	Percent	Amount	Percent
Three months or less	$2,350,997	6.03%	$4,709,115	14.60%
Three through six months	4,370,990	11.21	4,018,345	12.46
Six through twelve months	10,680,396	27.39	4,839,600	15.00
Over twelve months	21,594,751	55.37	18,690,968	57.94
Total	$38,997,134	100.00%	$32,258,028	100.00%

A summary of the maturities for all time deposits as of December 31, 2006, follows:

Year	Amount
2007	$47,982,258
2008	20,037,273
2009	6,317,944
2010	5,490,353
2011	13,648,290
After 2011	5,470,900
Total	$98,947,018

At December 31, 2006 and 2005, deposits of related parties including directors, executive officers, and their related interests of Citizens Financial Corp. and subsidiary approximated $2,748,807 and 1,636,391, respectively.

Note 9. Derivative Instruments

From 2001 to 2004, the bank offered a product known as the Index Powered CD to its customers. This is a five year certificate of deposit which, if held to maturity, provides the customer with guaranteed return of principal and interest which is linked to the performance of the Standard and Poor’s 500 Index over the term of the certificate of deposit. As of December 31, 2006 and 2005 the notional value of these deposits was $894,278 and $904,278, respectively.

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

This interest rate swap also represents a derivative contract and is accounted for as a fair value hedge under SFAS 133. As such, it is carried as an asset at fair value with changes in value being recognized in current earnings. The impact of our derivative activities on pretax income was $(43,501) in 2006, $(37,865) in 2005 and $(34,232) in 2004.

Note 10. Income Taxes

The components of applicable income tax expense/(benefit) for the years ended December 31, 2006, 2005 and 2004, are as follows:

	2006	2005	2004
Current:
Federal	$986,391	$982,912	$438,819
State	144,201	146,870	54,948
	1,130,592	1,129,782	493,767

Deferred:
Federal	(162,754)	(181,117)	(59,794)
State	(12,192)	(21,307)	(7,035)
	(174,946)	(202,424)	(66,829)
Total	$955,646	$927,358	$426,938

Index

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

The tax effects of temporary differences which give rise to the company's deferred tax assets and liabilities as of December 31, 2006 and 2005, are as follows:

	2006	2005
Deferred tax assets:
Allowance for loan losses	$562,127	$457,236
Accrued income and expenses	18,553	13,028
Employee benefit plans	832,401	665,250
Net loan origination fees and costs	20,624	21,335
Net unrealized loss on securities	232,041	367,316
	1,665,746	1,524,165

Deferred tax liabilities:
Accretion on securities	(26,265)	(26,132)
Depreciation	(197,141)	(146,556)
	(223,406)	(172,688)
Net deferred tax asset	$1,442,340	$1,351,477

A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rate by book pretax income for the years ended December 31, 2006, 2005 and 2004, is as follows:

	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
Computed tax at applicable statutory rate	$1,034,463	34.0%	$1,011,345	% 34.0	$708,314	34.0%
Increase/(decrease) in taxes resulting from:
Tax-exempt interest	(149,248)	(4.9)	(147,527)	(5.0)	(151,826)	(7.3)
State income taxes, net of federal tax benefit	87,126	2.8	82,872	2.8	30,963	1.5
Tax exempt income on retirement plans	(27,772)	(0.9)	(27,755)	(0.9)	(41,435)	(2.0)
Other	11,077	0.4	8,423	0.3	(119,078)	(5.7)
Applicable income taxes	$955,646	31.4%	$927,358	31.2%	$426,938	20.5%

Note 11. Employee Benefit Plans

The bank offers a number of benefit plans to its employees and directors. Among them are pension and other postretirement benefit plans which are described below.

Pension Plan: The bank has a defined benefit pension plan covering all employees who meet the eligibility requirements. To be eligible, an employee must be 21 years of age and have completed one year/1,000 hours of continuous service. The plan provides benefits based on the participant’s years of service and five year average final compensation. Our funding policy is to make annual contributions as permitted or required by applicable regulations.

Index

401(k) Plan: A 401(k) profit sharing plan is provided for the benefit of all employees who have attained the age of 21 and completed one year/1,000 hours of continuous service. The plan allows participating employees to contribute amounts up to the limits set by the Internal Revenue Service and permits the bank to make discretionary contributions to the plan in such amount as the Board may determine to be appropriate. Contributions made to the plan by the bank for the years ended December 31, 2006, 2005 and 2004, were $81,000, $77,000 and $63,000, respectively.

Executive Supplemental Income Plan: Subsequent to an amendment to the bank’s pension benefit formula in 1995, it offered a nonqualified executive supplemental income plan to certain senior officers, some of whom are now retired, as a means of overcoming the reduced pension benefit. The plan provides predetermined fixed monthly income for a period of 180 months to the participants upon retirement. It is funded by life insurance contracts which the bank purchased. The bank has been named the beneficiary of those contracts. The liability accrued under this plan at December 31, 2006 and 2005 was $253,292 and $258,726, respectively. The cash surrender values of the underlying insurance contracts at those same dates were $516,130 and $469,540. Expenses associated with the plan were $8,549 in 2006, $11,217 in 2005, and $13,806 in 2004.

Executive and Director Supplemental Retirement Plan: Effective January 1, 2003, the bank entered into a non-qualified supplemental executive and director retirement plan with various officers and directors of the bank which provides them with income benefits payable at retirement age or death. In connection with this plan, the bank purchased life insurance contracts in 2002 for $2,000,000. These contracts are not assets of the plan but are instead owned by the bank and had cash surrender values of $2,189,860 at December 31, 2006 and $2,108,177 at December 31, 2005. Liabilities under the plan were $653,097 at December 31, 2006 and $526,972 at December 31, 2005. Expenses of the plan, net of income for the increase in the cash surrender value, were $66,936 in 2006, $51,992 in 2005 and $99,118 in 2004.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). More information regarding SFAS 158 can be reviewed under Significant New Accounting Pronouncements in Note 1 of these consolidated financial statements. SFAS 158 requires adoption on a prospective basis beginning for the year ended December 31, 2006. The following table reflects the incremental effect of applying SFAS 158 on individual line items as presented in the consolidated balance sheets as of December 31, 2006.

	Before Application of SFAS 158	Adjustments for Pension Benefits	Adjustments for Other Benefits	After Application of SFAS 158
Other assets	$5,060,073	$132,467	$(47,739)	$5,144,801
Total assets	242,981,749	132,467	(47,739)	243,066,477
Other liabilities	2,591,070	348,594	(125,630)	2,814,034
Total liabilities	222,479,489	348,594	(125,630)	222,702,453
Accumulated other comprehensive income/(loss)	(1,095,163)	(216,127)	77,891	(1,233,399)
Total shareholders’ equity	20,502,260	(216,127)	77,891	20,364,024

Additional information regarding the company’s pension and other postretirement benefits is presented below in accordance with SFAS 158 for 2006. Previous year information for 2005 and 2004 is presented in accordance with the previous FASB Statements. The measurement date used for the pension disclosures is October 31 for all years presented.

Index

	Pension Benefits			Other Benefits
	2006	2005		2006	2005
Change in benefit obligation

Benefit obligation at beginning of year	$4,734,599		$4,085,958	$613,217		$571,082
Service cost	112,312		98,730	24,242		23,575
Interest cost	271,181		267,484	31,769		31,084
Actuarial (gain)/loss	(68,016)		475,590	(119,255)		2,640
Benefits paid	(238,649)		(193,163)	(27,039)		(15,164)

Benefit obligation at end of year	$4,811,427		$4,734,599	$522,934		$613,217

Change in plan assets

Fair value of plan assets at beginning of year	$3,755,700		$3,622,722	$-		$-
Actual return on plan assets	471,946		326,141	-		-
Employer contribution	70,172		-	27,039		15,164
Benefits paid	(238,649)		(193,163)	(27,039)		(15,164)

Fair value of plan assets at end of year	$4,059,169		$3,755,700	$-		$-

Funded status	$(752,258)		$(978,899)	$(522,934)		$(613,217)
Unrecognized net actuarial (gain)/loss	N/A		1,840,198	N/A		(136,666)
Unrecognized prior service cost	N/A		(46,491)	N/A		-
Unrecognized net obligation at transition	N/A		-	N/A		146,609

Net amount recognized on consolidated balance sheets	$(752,258)		$814,808	$(522,934)		$(603,274)

Amounts recognized on consolidated balance sheets as:
Prepaid benefit cost	$-		$814,808	$-		$-
Accrued benefit liability	(752,258)		-	(522,934)		(603,274)

Net amount recognized	$(752,258)		$814,808	$(522,934)		$(603,274)

Amounts recognized in accumulated other comprehensive income consist of:
Net loss (gain)	$1,533,873	$	N/A	$(251,293)	$	N/A
Prior service cost (credit)	(29,523)		N/A	-		N/A
Net obligation at transition	-		N/A	125,663		N/A
	$1,504,350	$	N/A	$(125,630)	$	N/A

In 2005 the company recorded a minimum pension liability of $716,569 net of the related deferred tax asset of $439,187 in accordance with Statement of Financial Accounting Standard No. 87 (SFAS 87), Employers' Accounting for Pensions. The additional pension liability required under SFAS 87 in 2005 was $1,155,756.

Index

The accumulated benefit obligation of our pension plan was $4,213,134 at October 31, 2006 and $4,096,648 at October 31, 2005.

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Components of net periodic benefit cost

Service cost	$112,312	$98,730	$98,265	$24,242	$23,575	$28,104
Interest cost	271,181	267,484	250,813	31,769	31,084	33,021
Expected return on plan assets	(329,317)	(341,241)	(353,823)	-	-	-
Net amortization and deferral	(16,968)	(16,968)	(1,016)	16,318	15,664	17,130
Recognized net actuarial loss	95,680	47,051	-	-	-	-

Net periodic benefit cost	132,888	55,056	(5,761)	72,329	70,323	78,255

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

Net (gain)/loss for period	(210,645)	N/A	N/A	-	N/A	N/A
Amortization of prior service cost	16,968	N/A	N/A	-	N/A	N/A
Amortization of net loss/(gain)	(95,680)	N/A	N/A	-	N/A	N/A
Total recognized in other comprehensive income	(289,357)	N/A	N/A	-	N/A	N/A
Total recognized in net periodic benefit cost and other comprehensive income	$(156,469)	$55,056	$(5,761)	$72,329	$70,323	$78,255

Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of employees expected to receive benefits under the plan.

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $87,670 and $(16,968), respectively. The estimated transition obligation for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $20,946.

Weighted-average assumptions used to determine net periodic benefit cost	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004

Discount rate	5.75%	6.50%	6.50%	5.75%	5.75%	6.25%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.50%	3.50%	N/A	N/A	N/A

Weighted-average assumptions used to determine benefit obligations
	Pension Benefits		Other Benefits

	2006	2005	2006	2005

Discount rate	6.00%	5.75%	5.75%	5.75%
Rate of compensation increase	3.00%	3.00%	N/A	N/A

The expected long-term rate of return for the pension plan is based on the expected return of each of the plans’ asset categories (detailed below), weighted based on the median of the target allocation of each category.

Index

	Target Allocation 2007	Allowable Range	Percentage of Plan Assets at October 31 2006	2005

Plan Assets
Equity securities	75%	40-80%	74%	73%
Debt securities	25%	20-40%	20%	22%
Real estate	0%	0%	0%	0%
Other	0%	3-10%	6%	5%
Total	100%		100%	100%

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

Cash Flows

Contributions: We expect to contribute approximately $127,774 to our pension plan in 2007. No contributions are expected to be made to our other postretirement plans, however.

Estimated Future Benefits Payments: The following benefit payments, which reflect future service, are expected to be paid:

	Pension Benefits	Other Benefits

2007	$238,675	$32,554
2008	265,176	30,917
2009	277,411	31,826
2010	290,119	32,809
2011	295,524	36,629
2012-2016	1,570,028	191,733

Note 12. Other Borrowings

Short-Term Borrowings: During 2006 and 2005, our short-term borrowings consisted of securities sold under agreements to repurchase (repurchase agreements), advances under a line of credit with the Federal Home Loan Bank of Pittsburgh (FHLB) and federal funds purchased. Interest is paid on the repurchase agreements based on either fixed or variable rates as determined upon origination. At December 31, 2006 and 2005, securities with an amortized cost of $14,095,926 and $17,097,069, respectively, and estimated fair values of $13,900,030 and $16,767,119, respectively, were pledged to secure the repurchase agreements.

Index

As a member of the FHLB, the bank has access to various lines of credit under programs administered by the FHLB. Borrowings under these arrangements bear interest at the interest rate posted by the FHLB on the day of the borrowing and are subject to change daily. The lines of credit are secured by a blanket lien on all unpledged and unencumbered assets.

The following information is provided relative to our short-term borrowing obligations:

	2006			2005
	Repurchase greement	Line of Credit	Federal Funds Purchased	Repurchase Agreement	Line of Credit	Federal Funds Purchased

Amount outstanding at December 31	$15,970,434	$3,438,000	$425,000	$20,511,399	$-	$-

Weighted average interest rate at December 31	3.99%	5.40%	5.56%	2.50%	-	-

Maximum month-end amount outstanding	$25,052,293	$9,630,000	$2,800,000	$24,983,307	$1,389,500	$-

Average daily amount outstanding	$19,204,359	$2,699,222	$69,521	$21,635,619	$108,678	$14,178

Weighted average interest rate for the year	3.43%	5.20%	4.79%	2.30%	3.60%	3.55%

Long-Term Borrowings: Long-term borrowings of $3,511,770 and $5,145,328 at December 31, 2006 and 2005, respectively, consist of advances from the FHLB which are used to finance specific lending activities. These advances carry fixed interest rates ranging from 1.00% to 5.00% while the weighted average interest rate at December 31, 2006 was 4.25%. The weighted average interest rate for the year ending December 31, 2006 was 4.09%.

A summary of the maturities of the long-term borrowings for the next five years is as follows:

Year	Amount
2007	$792,905
2008	375,518
2009	392,916
2010	411,119
2011	430,167
2012 and thereafter	1,109,145

Total	$3,511,770

Note 13. Commitments and Contingencies

At December 31, 2006 and 2005, the bank maintained required reserve balances with the Federal Reserve Bank of Richmond approximating $123,000 and $1,384,000, respectively. The bank does not earn interest on such reserve balances.

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

Index

	Contract Amount
Financial instruments whose contract amounts represent credit risk	2006	2005
Commitments to extend credit	$22,054,312	$26,919,444
Standby letters of credit	461,689	559,244

Total	$22,516,001	$27,478,688

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

Note 14. Shareholders’ Equity and Restrictions on Dividends

The primary source of funds for the dividends paid by Citizens Financial Corp. is dividends received from Citizens National Bank. Dividends paid by the bank are subject to restrictions by banking regulations. The most restrictive provision requires approval by the Office of the Comptroller of the Currency if dividends declared in any year exceed the year's net income, as defined, plus the retained net profits of the two preceding years. At December 31, 2006, the net retained profits available for distribution to Citizens Financial Corp. as dividends without regulatory approval approximate $1,707,414 or 8.4% of consolidated net assets.

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

Quantitative measures established by regulation to ensure capital adequacy require the company and bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. We believe, as of December 31, 2006, that the company and bank meet all capital adequacy requirements to which they are subject.

The most recent notification from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that we believe have changed the bank's category.

Index

The bank’s actual capital amounts and ratios, which are the same as those for the holding company on a consolidated basis, are presented in the following table (in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006:
Total Capital	$22,413	12.95%	$13,846	8.00%	$17,307	10.00%
(to Risk Weighted Assets)
Tier I Capital	20,540	11.87	6,922	4.00	10,382	6.00
(to Risk Weighted Assets)
Tier I Capital	20,540	8.49	9,677	4.00	12,097	5.00
(to Average Assets)

As of December 31, 2005:
Total Capital	$21,681	13.30%	$13,041	8.00%	$16,302	10.00%
(to Risk Weighted Assets)
Tier I Capital	20,084	12.32	6,521	4.00	9,781	6.00
(to Risk Weighted Assets)
Tier I Capital	20,084	8.46	9,496	4.00	11,870	5.00
(to Average Assets)

Note 15. Fair Value of Financial Instruments and Interest Rate Risk

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

Index

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

Derivative Financial Instruments: The fair values of the interest rate swaps are based on quoted market prices of like products.

The carrying values and estimated fair values of the company's financial instruments are summarized below:

	December 31, 2006		December 31, 2005
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and due from banks	$6,064,890	$6,064,890	$6,770,128	$6,770,128
Interest bearing deposits with other banks	29,858	28,858	102,608	102,608
Federal funds sold	-	-	1,900,000	1,900,000
Securities available for sale	59,745,539	59,745,539	66,854,339	66,854,339
Loans, net	166,217,889	158,001,485	152,136,327	142,877,836
Accrued interest receivable	1,393,468	1,393,468	1,321,120	1,321,120

Financial liabilities:
Deposits	$196,543,215	$197,344,439	$190,485,729	$190,482,623
Short-term borrowings	19,833,434	19,833,434	20,511,399	20,511,399
Long-term borrowings	3,511,770	3,426,840	5,145,328	5,043,043
Accrued interest payable	511,094	511,094	333,198	333,198

Financial instruments:
Interest rate swaps and call options	$21,054	$21,054	$53,271	$53,271

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

Note 16. Condensed Financial Statements of Parent Company

Information relative to the parent company's balance sheets at December 31, 2006 and 2005, and the related statements of income and cash flows for the years ended December 31, 2006, 2005 and 2004, are presented below.

	December 31,
Balance Sheets	2006	2005
Assets
Cash	$2,853	$2,136
Investment in subsidiary	20,275,166	19,611,169
Total assets	$20,278,019	$19,613,305

Shareholders' equity
Common stock, $2.00 par value, 4,500,000 and 2,250,000 shares authorized, issued 2,250,000 and 750,000 shares, respectively	$4,500,000	$1,500,000
Additional paid-in capital	-	2,100,000
Retained earnings	20,842,981	20,704,572
Accumulated other comprehensive income/(loss)	(1,233,399)	(1,315,875)
Treasury stock at cost, 420,496 and 132,012 shares, respectively	(3,831,563)	(3,375,392)
Total shareholders' equity	$20,278,019	$19,613,305

Index

	For the Years Ended December 31,
Statements of Income	2006	2005	2004
Income - dividends from subsidiary bank	$1,512,770	$1,288,485	$1,298,650
Expenses - operating	7,400	6,203	3,300
Income before equity in undistributed income of subsidiary	1,505,370	1,282,282	1,295,350
Equity in undistributed income of subsidiary	581,521	764,904	360,989
Net income	$2,086,891	$2,047,186	$1,656,339

	For the Years Ended December 31,
Statements of Cash Flows	2006	2005	2004
Cash Flows from Operating Activities
Net income	$2,086,891	$2,047,186	$1,656,339
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in undistributed income of subsidiary	(581,521)	(764,904)	(360,989)
Cash provided by operating activities	1,505,370	1,282,282	1,295,350

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Dividends paid to shareholders	(1,048,482)	(992,726)	(972,089)
Acquisition of treasury stock	(456,171)	(290,074)	(322,854)
Cash used in financing activities	(1,504,653)	(1,282,800)	(1,294,943)

Increase/(decrease) in cash	717	(518)	407
Cash:
Beginning	2,136	2,654	2,247
Ending	$2,853	$2,136	$2,654

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Citizens Financial Corp. and Subsidiary
Elkins, West Virginia

We have audited the consolidated balance sheets of Citizens Financial Corp. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Financial Corp. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As described in Note 11 to the consolidated financial statements, on December 31, 2006, Citizens Financial Corp. changed its method of accounting for its pension plan to adopt FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

Yount, Hyde & Barbour

Winchester, Virginia
March 9, 2007

Index

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

Item 9B. Other Information

No reportable items.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The number of directors of the company may consist of not less than five nor more than 25 persons in accordance with the company’s Articles of Incorporation. The number of directors is fixed by resolution of a majority vote of shareholders and currently stands at ten. Among them, Mr. John A. Yeager, CPA, serves as an independent director and as the company’s audit committee financial expert. Mr. Yeager received his bachelor’s degree in accounting from West Virginia University in 1980 and has six years experience in public accounting. During that time Mr. Yeager gained experience in the audit of banks whose characteristics and complexity are similar to Citizens. Mr. Yeager also has served as controller for two nonbanking companies for approximately nineteen years. He has served on the board of directors of Citizens National Bank since April, 1999 and of Citizens Financial Corp. since April, 2003. His current term on the holding company board expires in April, 2009. The following table sets forth the names of all of the persons who have served as directors of Citizens Financial Corp. for the year ended December 31, 2006, their ages and principal occupations, their length of service to the company and the expiration of their present terms.

Name and Age	Principal Occupation During Past Five Years	Director Since (1)	Present Term Expires

Robert N. Alday 91	President, Phil Williams Coal Company	September, 1986	April, 2009

Max L. Armentrout 69	President, and Chairman of the Board Laurel Lands Corp.; Chairman of the Board, Citizens Financial Corp.	September, 1986	April, 2008

William J. Brown 60	President, Hess Oil Co., Inc.	February, 2000	April, 2007 (2)

Edward L. Campbell 67	Co-Owner, Retired, Campbell’s Market	February, 2000	April, 2007 (2)

Index

Name and Age	Principal Occupation During Past Five Years	Director Since (1)	Present Term Expires

John F. Harris 79	Retired, Transportation Industry; Senior Vice President, Citizens National Bank	September, 1986	April, 2008

William T. Johnson, Jr. 63	President and Chief Executive Officer and Executive Vice President, Citizens National Bank	April, 2005	April, 2008

Cyrus K. Kump 60	President, Kump Enterprises; Kerr Real Estate	June, 1992	April, 2009

Robert J. Schoonover 67	President and Chief Executive Officer, Citizens Financial Corp. and Citizens National Bank	April, 1998	April, 2007 (2)

L. T. Williams 76	Consultant, Retired, Elkins Builders Supply	September, 1986	April, 2008

John A. Yeager, CPA 48	Controller, Newlons International Sales, LLC	April, 2003	April, 2009

(1)
All of the above named directors, with the exception of Mr. Alday, have also served as directors of Citizens National Bank for the past five years on a continuous basis. Mr. Alday has not served Citizens National Bank in any official capacity.

(2)	Messrs. Brown, Campbell, and Schoonover have been nominated to stand for reelection to an additional 3 year term expiring in April, 2010.

Set forth below are the executive officers of Citizens Financial Corp. and subsidiary, their age, present position and relations that have existed with affiliates and others during the past five years.

Name and Age	Present Position	Principal Occupation and Banking Experience During the Last Five Years

Robert J. Schoonover 67	President & CEO, Citizens Financial Corp.	President and Chief Executive Officer, Citizens Financial Corp. and Citizens National Bank

William T. Johnson, Jr. 63	Vice President, Citizens Financial Corp. President &CEO, Citizens National Bank	President and Chief Executive Officer and Executive Vice President, Citizens National Bank

Thomas K. Derbyshire 48	Vice President, Treasurer, Citizens Financial Corp.	Executive Vice President, Senior Vice President and Chief Financial Officer, Citizens National Bank

Rudy F. Torjak, Jr. 58	Chief Credit Officer, Citizens National Bank	Chief Credit Officer, Citizens National Bank

Index

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Executive Compensation: The executive officers of Citizens Financial Corp. serve without compensation from the company. Those serving as officers of the subsidiary bank are compensated by the bank for that service, however. The company does not provide any performance-based compensation, such as bonuses or equity awards, to any level of management. Senior management compensation is comprised of a salary that is established to be competitive with banks of a comparable asset size and in a comparable market. The company believes that a comparable asset size ranges from $100 to $500 million and a comparable market would include banks in West Virginia and the contiguous states. Comparative information is derived from a 2004 West Virginia Bankers Association salary survey of banks in West Virginia with assets ranging from $100 to $499 million. The company also referenced a 2005 salary survey purchased from Crowe Human Resource Consulting Group; this survey includes banks in Ohio with assets ranging from $200 to $500 million. In addition to the reference material just described, consideration is also given cost of living factors. This process is consistent with that used to determine the compensation levels of all other employees. Annual salary increases for all employees become effective after the annual stockholder’s meeting in April each year.

The principal executive officer of the corporation serves without compensation from the bank or the company. He is currently retired from the bank and receives fees for his role as a director of the company, as well as from retirement plan distributions.

In April, 2006 the annual salary of the bank’s principal financial officer was set at $125,000 through the process described in the paragraph above. In addition, the annual salary for the bank’s chief executive officer was set at $135,000 in April. The bank’s chief executive officer also serves on the board of directors and receives board fees for his service in that capacity.

Board Personnel Committee: Compensation of the bank's chief executive officer and the bank’s principal financial officer is determined independently by the personnel committee of the board of directors. The committee is comprised of five independent directors. The committee sets these officers’ salaries subjectively using the process described in the preceding paragraphs without any participation by the chief executive officer or the principal financial officer. The committee then meets with the bank’s chief executive officer and bank’s principal financial officer to set the remaining executive officers’ salaries, as well as, the other officers of the bank.

Retirement Plans: Citizens Financial Corp., having no employees, has no retirement program, but Citizens National Bank has a pension program for its eligible employees. This pension plan is a qualified retirement plan and is available to all employees, including officers, who meet the eligibility requirements. Directors do not participate in this plan. Additional information regarding the plan is contained in Note 11 to the accompanying consolidated financial statements.

The bank has established a 401(k) plan for the benefit of all employees who meet eligibility requirements. A description of the Plan, the eligibility requirements and the contributions made to the Plan by the bank for the years ended December 31, 2006, 2005 and 2004 may be found in Note 11 to the accompanying consolidated financial statements.

The bank entered into a nonqualified supplemental income plan with certain senior officers as described in Note 11 to the accompanying consolidated financial statements. A copy of the plan, and the amendments thereto, are incorporated herein by reference to the exhibits contained in the company’s Forms 10-K dated December 31, 1997 and 1996. The plan was originally established for certain key officers after the employee pension plan benefit calculations were revised and benefits were reduced. This plan was purchased to recuperate the lost retirement income the officers had suffered through the pension modification.

Also as explained in Note 11, effective January 1, 2003, the bank entered into another nonqualified executive and director supplemental retirement plan with its directors and those officers who qualified. A copy of the plan is incorporated herein by reference to Exhibit 10 contained in the company’s Form 10-K dated December 31, 2003. This plan was designed to reward directors and key officers for their service on a basis consistent with that of many of our competitors.

Index

Additional details regarding the pension, 401K, and supplemental retirement plans are provided below with the Pension Benefits Table and Nonqualified Deferred Compensation Table

Other Benefits: Senior management also participates in the bank’s other benefit plans on the same terms as other employees. These plans include medical insurance, life insurance, and discounts on bank products.

Change in Control: No employment contracts exist between any executive officer and the registrant, or its subsidiary. However, the executive supplemental income plan and the executive and director supplemental retirement plan described above both contain a change in control clause.

Under the executive supplemental income plan, if a change in control occurs and the executive voluntarily terminates his position, is permanently disabled, or is discharged without just cause he is entitled to receive full benefits under this plan up beginning at the early retirement age (62) without satisfying any minimum years of service requirement. The monthly retirement benefit for Mr. Schoonover, Mr. Johnson, and Mr. Derbyshire is $755, $669, and $1,069, respectively.

Under the executive and director supplemental retirement plan, if there is a change in control and the executive is subsequently terminated without cause, the benefits to be received under the plan vest as if the executive had worked for the company until normal retirement age. The executive will continue to accrue benefits based on the original benefit formula and will receive benefits upon attaining normal retirement age.

Additional information related to the material terms of these two retirement plans are included in the discussion after the Pension Benefits Table below.

On March 14, 2007, the board of directors of Citizens Financial Corp. appointed William T. Johnson, Jr. Acting President and CEO. This appointment was deemed necessary due to the illness of the company’s permanent CEO, Robert J. Schoonover. Mr. Schoonover served as President and CEO of the company for the entire 2006 year, and he is expected to return to his normal duties when his health permits. In this regard, Mr. Schoonover is included in this discussion and the tabular presentation below as the President and CEO. Additional information regarding Mr. Johnson’s appointment can be found in our Form 8-K filing dated March 14, 2007.

The following table sets forth the compensation of the company's Principal Executive Officer and Principal Financial Officer, as well as, that of other officers who received total annual compensation exceeding $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (1)	All Other Compensation (2) (3)	Total
Robert J. Schoonover, President & CEO Citizens Financial Corp and Citizens National Bank	2006	$-	N/A	$110,458	$110,458
William T. Johnson, Jr. VP, Citizens Financial Corp. President & CEO, Citizens National Bank	2006	126,356	$70,050	16,927	212,333
Thomas K. Derbyshire VP & Treasurer, Citizens Financial Corp. EVP, SVP & CFO, Citizens National Bank	2006	120,113	13,018	5,851	138,982

(1)
Since Mr. Schoonover is retired from the bank, he receives payments from his pension and other supplemental plans. The payment of such benefits results in a decrease in the value of his pension and nonqualified deferred compensation plan, therefore it has been excluded from the table above. He participates in the employee pension plan, executive supplemental income plan, and the executive and director supplemental retirement plan; the change in the values of those plans was $(16,248), $(15,516), and $(26,711), respectively.

(2)
Mr. Schoonover and Mr. Johnson also serve as members of the board of directors. In 2006, for his services as a director, Mr. Schoonover received director fees of $22,279 for board and committee meetings, as well as other compensation totaling $28,228 which included $20,004 for consulting fees and the remainder for insurance premiums paid for the benefit of the director. In 2006, Mr. Johnson received $9,319 in director fees for his services on the board.

(3)
In addition to the board fees described in the preceding footnote, this column includes the company’s contributions to the individual’s 401(k) retirement savings program to which the individual has a vested interest and taxable income resulting from participation in a bank sponsored executive and director supplemental retirement plan. The bank's group life and health insurance program, which is paid for by the bank, is made available to all full-time employees and does not discriminate in favor of directors or officers; however, in accordance with IRS Code Section 79, the cost of group term life insurance coverage for an individual in excess of $50,000 is added to the individual's earnings and is also included in this figure. Since Mr. Schoonover is retired from the bank his figure also includes $30,466 received from the employee pension, $9,061 received from the executive supplemental income plan, $20,424 received from the executive and director supplemental retirement plan.

Index

PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
	Employee Pension	32	$394,868	$30,466
Robert J. Schoonover	Executive Supplemental Income	32	83,025	9,061
	Executive & Director Supplemental Retirement	32	157,590	20,424
	Total		635,483	59,951

	Employee Pension	46	308,001	N/A
William T. Johnson, Jr.	Executive Supplemental Income	46	79,229	N/A
	Executive & Director Supplemental Retirement	46	71,353	N/A
	Total		458,583	N/A

	Employee Pension	15	50,333	N/A
Thomas K. Derbyshire	Executive Supplemental Income	15	36,935	N/A
	Executive & Director Supplemental Retirement	15	4,611	N/A
	Total		91,879	N/A

The bank’s defined benefit pension plan covers all employees who meet the eligibility requirements. To be eligible, an employee must be 21 years of age and have completed one year/1,000 hours of continuous service. Our funding policy is to make annual contributions as permitted or required by applicable regulations. Pensions for all participants are based on five-year average final compensation. Credits are received for each year of participation at the following rates: 1 percent of the first $9,600 of the 5-year average final compensation and 1.5 percent of such average final compensation in excess of $9,600, all multiplied by years of service up to a 25-year maximum. The pension benefits are payable to participants on a monthly basis in the form of a joint and 50 percent survivor annuity for all married participants who do not elect otherwise, or in the form of a single life annuity for all other participants or survivors. Joint and 100 percent survivorship, single life annuity or 120 payments guaranteed are other optional forms of distribution. Under the plan, the normal retirement age is 65. However, an employee can retire beginning at age 60 and received full benefits based on the same formula described above using their current years of service and last five years of compensation. Mr. Johnson is eligible to retire under the early retirement provisions of this plan.

The executive supplemental income plan is a nonqualified retirement plan provided to certain key executives. The plan was written to allow the recuperation of retirement income lost by these executives when the pension was modified and benefits were reduced. Normal retirement age under the plan is 65. However, executives can receive 100% of their retirement benefit if they retire early after age 62 and have completed 30 years of service. This deferred compensation plan calls for 180 equal monthly payments to be paid beginning after retirement. The monthly retirement benefit for Mr. Schoonover, Mr. Johnson, and Mr. Derbyshire is $755, $669, and $1,069, respectively. These payment amounts were determined at plan inception as a direct result of the benefits lost in the pension modification. Mr. Schoonover is currently receiving benefits under the plan, and Mr. Johnson is currently qualified to retire under the early retirement provisions. Additional information related to the plan is contained in the Deferred Compensation Table below.

The executive and director supplemental retirement plan is a nonqualified retirement plan provided to certain key executives and the directors of the bank. Benefits paid under the plan (if any) are the result of excess after-tax earnings of certain life insurance contracts purchased by the bank over a defined opportunity cost. The opportunity cost is defined as a rolling 5 year average of the 3 year Treasury bill. The excess earnings are used to compute a retirement benefit that is recorded in a pre-retirement account as a liability on books of the registrant for each plan year. The change in the pre-retirement benefit is included in the nonqualified deferred compensation table below under the caption Company Contributions in 2006. Upon retirement of an executive, the balance in the pre-retirement account is paid to the executive in 120 monthly installments or until the executive’s death. In addition to these payments, the retiree also receives the additional excess earnings for each plan year subsequent to his retirement until death. These excess earnings are calculated using the same formula as described in this paragraph. The plan defines normal retirement age as 65, but an executive can retire with 100% of his benefits at age 62 if he has 30 years of service with the company. If the executive retires or leaves employment before he is age 65 and does not have 30 years of service, he will receive no benefit from the plan. Mr. Schoonover receives benefits from this plan, and Mr. Johnson is currently qualified to retire under this plan with full benefits. The plan also includes a death benefit for each executive. If an executive dies before retirement, his designee will receive a death benefit of two and one half times the executive’s final pre-tax gross salary. If the executive dies after retirement, his designee will receive a $100,000 death benefit. In either case, the executive’s designee also receives any remaining retirement benefit as well. Additional information related to the executive and director supplemental retirement plan is provided in the table below.

Index

NONQUALIFIED DEFERRED COMPENSATION TABLE (1)

Name	Company Contributions in 2006 (2)	Aggregate Withdrawals/ Distributions (3)	Aggregate Balance at December 31, 2006 (3)
Robert J. Schoonover	N/A	$29,485	$240,615
William T. Johnson, Jr.	$21,572	N/A	150,582
Thomas K. Derbyshire	5,664	N/A	41,546

(1)	This table includes the summary information for both the executive supplemental income plan and the executive and director supplemental retirement plan.
(2)	Amounts reported as company contributions in 2006 were also reported in the above Summary Compensation Table column titled Change in Pension Value and Nonqualified Deferred Compensation Earnings.
(3)	The distributions and the aggregate balances reported in these columns are also reported in the Pension Benefits Table above.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total
Robert N. Alday	$700	$-	$-	$700
Max L. Armentrout	20,899	46,537	37,694	105,130
William J. Brown	19,779	2,923	11,017	33,719
Edward L. Campbell	13,239	7,758	10,812	31,809
John F. Harris	18,819	17,575	22,127	58,521
Cyrus K. Kump	21,649	2,573	11,017	35,239
L.T. Williams	21,239	11,194	252	32,685
John A. Yeager	12,539	571	594	13,704

(1)
For their service, Mr. Armentrout and Mr. Harris received consulting fees of $26,784 and $21,875, respectively. The bank paid health insurance premiums for Mr. Armentrout, Mr Brown, Mr. Campbell, and Mr. Kump in the amount of $10,255 per person.

The table above includes all directors of Citizens Financial Corp, except for Robert J. Schoonover and William T. Johnson, Jr. who also serve as executive officers. With the exception of Mr. Alday, each director also serves on the board for Citizens National Bank. The table includes compensation from the company and the subsidiary bank. There are four additional directors excluded from the table above that only serve on the board for Citizens National Bank. The bank directors, Dickson W. Kidwell, Franklin M. Santmyer, Jr., Thomas A. Wamsley, and C. Curtis Woodford earned total compensation of $26,430, $13,406, $25,015, and $11,457, respectively.

Directors of the registrant are compensated for meetings attended in the amount of $100 per meeting. Directors of the bank receive $663 per meeting. Under normal circumstances, the Board of Citizens Financial Corp. meets quarterly while the Citizens National Bank Board meets monthly. Directors also receive monthly fees for serving on and attending the meetings of various committees such as the loan committee, audit committee, or compliance committee. Directors do not participate in the bank’s pension plan. However, they do participate in the executive and director supplemental retirement plan. The benefit calculation of the plan for the directors is substantially the same as the officers, except their vesting period to receive benefits is 15 years, normal retirement age is 70 and their death benefit is $100,000 regardless of retirement status. The amount of earnings allocated to each director under this plan is included in the above table.

Index

Also included in the Other Compensation column above are insurance premiums paid by the bank for benefit of the directors, as well as consulting fees. The chairman of Citizens Financial Corp., Max L. Armentrout was paid a consulting fee of $26,784 by the bank and the senior vice-president of the bank, John F. Harris, received $21,875 for his services.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The company does not have any plan that provides for the issuance of any securities under equity compensation plans.

The company has one shareholder, Max L. Armentrout, who is the beneficial owner of more than 5% of the company's common stock, the only class of stock outstanding, as of February 28, 2007. Mr. Armentrout, who is chairman of the board of directors of the company, beneficially owns 92,455 shares or 5.05% of the outstanding stock. His direct and indirect ownership is disclosed in the table below.

The following table sets forth the amount and percentage of stock of Citizens Financial Corp. beneficially owned by each director and executive officer of the company, and by all directors and executive officers as a group, as of February 28, 2007.

	Shares of Stock Beneficially Owned			Percent of
Name	Direct	Indirect	Total	Ownership

Max L. Armentrout	77,980	14,475 (1)	92,455	5.05%
PO Box 1758
Elkins, WV 26241
Robert N. Alday	1,500	60,600 (2)	62,100	3.39%
William J. Brown	2,250	3,150 (3)	5,400	0.30%
Edward L. Campbell	1,500	450 (4)	1,950	0.11%
John F. Harris	7,575	16,500 (5)	24,075	1.32%
William T. Johnson, Jr.	1,500	8,454 (6)	9,954	0.54%
Cyrus K. Kump	1,500	6,850 (7)	8,350	0.46%
Robert J. Schoonover	1,500	300 (8)	1,800	0.10%
L. T. Williams	5,250	0	5,250	0.29%
John A. Yeager	5,025	0	5,025	0.27%
Thomas K. Derbyshire	210	0	210	0.01%

Directors and executive officers of the Bank	10,935	10,740	21,675 (9)	1.18%
All Directors and executive officers as a group	116,725	121,519	238,244	13.02%

(1)	These 14,475 shares are owned by Mr. Armentrout's wife.

(2)
Mr. Alday's indirect ownership includes 20,400 shares owned by his wife and 40,200 shares which he votes for the Phil Williams Coal Company. The 40,200 shares he votes for the Phil Williams Coal Company are also pledged as collateral for a loan made in the normal course of business by the subsidiary bank.

(3)	Includes 750 shares owned jointly with his wife, 1500 shares held in custody for their children, and 900 shares owned by Mr. Brown’s brother and sister-in-law.

(4)	Includes 300 shares owned jointly with his wife and 150 shares owned by his wife.

(5)	These 16,500 shares are owned jointly with his wife.

(6)	Includes 5,634 shares owned jointly with his wife and 2,820 shares owned by his wife.

(7)	Includes 3,850 shares owned by his wife and 3,000 shares held in custody for their children.

(8)	These 300 shares are owned jointly with his wife.

(9)	This figure represents the ownership of persons who are directors of the subsidiary bank but not of the company. Such persons number four.

Index

Item 13. Certain Relationships and Related Transactions and Director Independence

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

As of December 31, 2006, outstanding loan balances to related parties totaled $6,111,725 or 30.0% of equity capital with unused lines of credit of $1,617,962 or 7.9% of the equity capital of Citizens Financial Corp. outstanding to these parties.

Other than loans originated in the normal course of business by the Bank, none of the directors, executive officers, 5 percent or more beneficial stockholders or their immediate family members have an interest or are involved in any transactions with Citizens Financial Corp. or Citizens National Bank in which the amount involved exceeds $120,000, or was not subject to the usual terms or conditions, or was not determined by competitive bids. Information related to loans granted to related parties in excess of $120,000 is contained in Note 5 to the accompanying consolidated financial statements. Similarly, no director, executive officer or 5 percent or more beneficial stockholder has an equity interest in excess of 10 percent in a business or professional entity that has made payments to or received payments from Citizens Financial Corp. or Citizens National Bank in 2006 which exceeds 5 percent of either party's gross revenue.

Item 14. Principal Accounting Fees and Services

As disclosed in our Form 8-K filing dated November 26, 2003, we changed principal accountants in 2004 with the engagement of Yount, Hyde and Barbour. Fees for services provided by our principal accountants are provided below:

	2006	2005

Audit Fees	$39,050	$37,775
Audit-Related Fees	7,647	6,222
Tax Fees	5,600	4,800
All Other Fees	-	-

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

(3)	The following is a list of all exhibits filed as part of this report:

Index

INDEX TO EXHIBITS

3 (i)	The company’s Articles of Incorporation, which were previously filed as amended on pages 23-35 of it’s Form 10-Q dated March 31, 2006, are incorporated herein by reference.

3 (ii)	The company’s Bylaws, which were previously filed as amended on pages 36-41 of it’s Form 10-Q dated March 31, 2006, are incorporated herein by reference.

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

21	List of subsidiaries of the registrant (filed herewith).

23	Consent of Yount, Hyde and Barbour, P.C. (filed herewith).

31.01	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

32.02	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

99	Notice of Annual Meeting of Stockholders and Proxy

(b)
Exhibits required by item 601 of Regulation S-K-all applicable exhibits have been filed as detailed in the Index to Exhibits. Exhibits contained in item 601 of Regulation S-K but not contained in the Index are not applicable or are not required in Form 10-K.

Index

Signatures

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Financial Corp.

By /s/ William T. Johnson, Jr.
William T. Johnson, Jr.
Acting President and Chief Executive Officer

Date:	3/28/07

By /s/ Thomas K. Derbyshire
Thomas K. Derbyshire
Treasurer and Principal Financial Officer

Date:	3/28/07

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Max L. Armentrout	Chairman of the Board	3/28/07
Max L. Armentrout	and Director

Director
Robert N. Alday

/s/ William J. Brown	Director	3/28/07
William J. Brown

/s/ Edward L. Campbell	Director	3/28/07
Edward L. Campbell

/s/ John F. Harris	Director	3/28/07
John F. Harris

/s/ William T. Johnson, Jr.	Director	3/28/07
William T. Johnson, Jr.

/s/ Cyrus K. Kump	Director	3/28/07
Cyrus K. Kump

Director
Robert J. Schoonover

/s/ L. T. Williams	Director	3/28/07
L. T. Williams

/s/ John A. Yeager	Director	3/28/07
John A. Yeager

Index

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT

The entire annual report and proxy materials mailed to the company's stockholders has been furnished to the Commission for its information under separate cover, in paper format, concurrent with submission to stockholders on March 21, 2007.