Form 10-Q
period 2007-03-31
CITIZENS FINANCIAL CORP/DE/
filed 2007-05-10
CIK 764156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2007

Commission file number   2-96144

CITIZENS FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	55-0666598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

213 Third Street, Elkins, West Virginia	26241
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2007

Common Stock ($2 par value)	1,829,504

FORM 10-Q
CITIZENS FINANCIAL CORP.
Quarter Ended March 31, 2007

Index

PART I ITEM I - FINANCIAL INFORMATION
CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	March 31,	December 31,
	2007	2006
	(Unaudited)	*
ASSETS

Cash and due from banks	$5,367	$6,065
Interest bearing deposits with other banks	110	30
Federal funds sold	500	-
Securities available for sale, at fair value	58,182	59,745
Loans, less allowance for loan losses of $1,822 and $1,873, respectively	166,918	166,218
Premises and equipment, net	4,292	4,331
Accrued interest receivable	1,331	1,393
Other assets	6,260	5,198
Total Assets	$242,960	$242,980

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest bearing	$26,658	$27,103
Interest bearing	171,236	169,440
Total deposits	197,894	196,543
Short-term borrowings	18,036	19,833
Long-term borrowings	3,157	3,512
Other liabilities	3,247	2,814
Total liabilities	222,334	222,702

Commitments and contingencies

SHAREHOLDERS' EQUITY

Common stock, $2.00 par value, authorized 4,500,000 issued 2,250,000	4,500	4,500
Retained earnings	21,077	20,843
Accumulated other comprehensive income/(loss)	(1,119)	(1,233)
Treasury stock at cost, 420,496 shares	(3,832)	(3,832)
Total shareholders' equity	20,626	20,278
Total Liabilities and Shareholders' Equity	$242,960	$242,980

*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
INTEREST INCOME

Interest and fees on loans	$3,300	$3,014
Interest and dividends on securities:
Taxable	495	546
Tax-exempt	104	75
Interest on interest bearing deposits with other banks	21	5
Interest on federal funds sold	5	17
Total interest income	3,925	3,657

INTEREST EXPENSE

Interest on deposits	1,414	1,033
Interest on short-term borrowing	166	146
Interest on long-term borrowing	37	48
Total interest expense	1,617	1,227
Net interest income	2,308	2,430
Provision for loan losses	207	103
Net interest income after provision for loan losses	2,101	2,327

NONINTEREST INCOME

Trust department income	54	47
Brokerage fees	37	31
Service fees	236	190
Insurance commissions	-	4
Security losses	-	(18)
Secondary market loan fees	26	33
Other	88	92
Total noninterest income	441	379

NONINTEREST EXPENSE

Salaries and employee benefits	970	937
Net occupancy expense	108	90
Equipment expense	109	121
Data processing	137	224
Director fees	63	64
Postage	42	46
Professional service fees	66	64
Stationery	44	38
Software expense	36	46
Other	320	247
Total noninterest expenses	1,895	1,877

Income before income taxes	647	829
Income tax expense	194	259
Net income	$453	$570
Basic and fully diluted earnings per common share*	$0.25	$0.31
Weighted average shares outstanding*	1,829,504	1,853,964

Dividends per common share*	$0.12	$0.12

The accompanying notes are an integral part of these financial statements.

* Restated to reflect stock split in the form of a 200% stock dividend.

Index

CITIZENS FINANCIAL CORP.
STATEMENTS OF COMPREHENSIVE INCOME/LOSS
(In thousands of dollars)

	Three Months Ended
	March 31
	2007	2006
	(Unaudited)

Net income	$453	$570

Other comprehensive income:
Gross unrealized gains/(losses) arising during the period	185	(66)
Adjustment for income tax (expense)/benefit	(71)	25
	114	(41)

Less: Reclassification adjustment for losses included in net income	-	18
Adjustment for income tax benefit	-	(7)
	-	11

Other comprehensive income/(loss), net of tax	114	(30)

Comprehensive income	$567	$540

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands of dollars)

		Three Months Ended March 31, 2007 and 2006
		(unaudited)
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury	Total Shareholders'
	Shares	Amount	Capital	Earnings	Income/(Loss)	Stock	Equity

Balance, January 1, 2007	2,250,000	$4,500	$-	$20,843	$(1,233)	$(3,832)	$20,278
Net income	-	-	-	453	-	-	453
Net change in unrealized gain/loss on securities	-	-	-	-	114	-	114
Cash dividends declared ($0.12 per share)	-	-	-	(219)	-	-	(219)

Balance March 31, 2007	2,250,000	$4,500	$-	$21,077	$(1,119)	$(3,832)	$20,626

Balance, January 1, 2006	750,000	$1,500	$2,100	$20,704	$(1,316)	$(3,375)	$19,613
Net income	-	-	-	570	-	-	570
Net change in unrealized gain/loss on securities	-	-	-	-	(30)	-	(30)
Cash dividends declared ($0.12 per share)	-	-	-	(222)	-	-	(222)
Stock split effected in the form of a 200% stock dividend	1,500,000	3,000	(2,100)	(900)	-	-	-

Balance March 31, 2006	2,250,000	$4,500	$-	$20,152	$(1,346)	$(3,375)	$19,931

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net Income	$453	$570
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	207	103
Depreciation and amortization	82	101
Amortization on securities	11	22
Loss on sale of securities	-	18
Loss on sale of OREO	-	4
(Increase)/decrease in accrued interest receivable	62	(98)
Decrease in other assets	88	142
Increase in other liabilities	433	353
Cash provided by operating activities	1,336	1,215

Cash flows from investing activities:
Principal payments on available for sale securities	362	385
Proceeds from sales of available for sale securities	155	2,493
Proceeds from maturities and calls, available for sale securities	4,820	2,500
Purchases of available for sale securities	(3,600)	(3,045)
Purchases of premises and equipment	(39)	(71)
Proceeds from sale of other real estate owned	-	64
Increase in loans	(2,132)	(4,620)
Cash used in investing activities	(434)	(2,294)

Cash flows from financing activities:
Cash dividends paid	(219)	(222)
Increase/(decrease) in short-term borrowing	(1,797)	3,675
Repayment of long-term borrowing	(355)	(516)
Increase in time deposits	119	973
Increase/(decrease) in other deposits	1,232	(5,780)
Cash used in financing activities	(1,020)	(1,870)

Net decrease in cash and cash equivalents	(118)	(2,949)
Cash and cash equivalents at beginning of period	6,095	8,773

Cash and cash equivalents at end of period	$5,977	$5,824

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,612	$1,220
Income taxes	$38	$112

Supplemental disclosure of noncash investing and Financing activities:
Other real estate and other assets acquired in settlement of loans	$1,224	$-

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accounting and reporting policies of Citizens Financial Corp. and Subsidiaries ("Citizens", "the company" or “we”) conform to accounting principles generally accepted in the United States of America and to general policies within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The condensed consolidated statements contained herein include the accounts of Citizens Financial Corp. and its wholly-owned subsidiary Citizens National Bank ("the bank"). All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. The financial statements and notes included herein should be read in conjunction with those included in Citizens' 2006 Annual Report to Shareholders and Form 10-K.

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

NOTE 3 - RECLASSIFICATIONS

Certain accounts in the condensed consolidated financial statements for 2006, as previously presented, have been reclassified to conform with current year classifications.

NOTE 4 - SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2007 and December 31, 2006 are summarized as follows (in thousands):

Index

	March 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
	(Unaudited)

Available for sale:
U.S. Government agencies and corporations	$37,096	$24	$273	$36,847
Mortgage backed securities- U.S. Government agencies and corporations	8,009	5	118	7,896
Tax exempt state and political subdivisions	12,720	21	85	12,656
Federal Reserve Bank stock	108	-	-	108
Federal Home Loan Bank stock	675	-	-	675
Total securities available for sale	$58,608	$50	$476	$58,182

	December, 31, 2006*
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
	(Unaudited)

Available for sale:
U.S. Government agencies and corporations	$41,921	$5	$415	$41,511
Mortgage backed securities- U.S. Government agencies and corporations	8,374	-	149	8,225
Tax exempt state and political subdivisions	9,183	16	68	9,131
Federal Reserve Bank stock	108	-	-	108
Federal Home Loan Bank stock	770	-	-	770
Total securities available for sale	$60,356	$21	$632	$59,745

* From audited financial statements

The tables below provide summaries of securities available for sale which were in an unrealized loss position at March 31, 2007 and December 31, 2006. As of March 31, 2007, these securities had a total fair value of $48,160,000 and carried unrealized losses of $476,000, or 0.99%. Securities which have been in a continuous loss position for the past twelve months total $41,302,000. The unrealized loss pertaining to these securities is $443,000 or 1.07%. The majority of these losses are on securities issued by U.S. government agencies and corporations which carry the implied faith and credit of the U.S. Government. The other losses are on municipal instruments. With the exception of one municipal which is not rated, all of these instruments carry A ratings from the major credit rating agencies. We believe that these unrealized losses are the result of changing interest rates and that, along with our intent and ability to hold these investments to maturity, provide strong evidence that we will fully recover our investment. In addition, no losses have been recognized on the $54,092,000 of securities that carried unrealized losses at December 31, 2006.

Index

	March 31, 2007
	Securities Available for Sale
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and corporations	$2,349	$4	$28,972	$269	$31,321	$273
Mortgage backed securities- U.S. Government agencies and corporations	-	-	6,871	118	6,871	118
Tax exempt state and political subdivisions	4,509	29	5,459	56	9,968	85
Total securities available for sale	$6,858	$33	$41,302	$443	$48,160	$476

	December 31, 2006*
	Securities Available for Sale
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and corporations	$5,332	$13	$33,264	$401	$38,596	$414
Mortgage backed securities- U.S. Government agencies and corporations	2,783	10	5,327	139	8,110	149
Tax exempt state and political subdivisions	3,441	18	3,945	51	7,386	69
Total securities available for sale	$11,556	$41	$42,536	$591	$54,092	$632

*From audited financial statements.

The maturities, amortized cost and estimated fair values of the bank's securities at March 31, 2007 are summarized as follows (in thousands):

	Available for sale
	Amortized	Estimated
	Cost	Fair Value

Due within 1 year	$19,154	$19,001
Due after 1 but within 5 years	34,715	34,461
Due after 5 but within 10 years	2,966	2,942
Equity securities	1,773	1,778
	$58,608	$58,182

Mortgage backed securities have remaining contractual maturities ranging from 4 months to 14 years 11 months and are reflected in the maturity distribution schedule shown above based on their anticipated average life to maturity, which ranges from 0.36 to 4.67 years. The company’s equity securities are required to be held for membership in the Federal Reserve and Federal Home Loan Bank and are shown at cost since they may only be sold to the respective issuer or another member at par.

The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the three month periods ended March 31, 2006 and 2005 are as follows (in thousands):
	Proceeds From			Gross Realized
	Sales	Calls and Maturities	Principal Payments	Gains	Losses

March 31, 2007:
Securities available for sale	$155	$4,820	$362	$-	$-

March 31, 2006:
Securities available for sale	$2,493	$2,500	$385	$-	$18

Index

At March 31, 2007 and December 31, 2006 securities with an amortized cost of $30,775,074 and $30,807,634, respectively, with estimated fair values of $30,509,839 and $30,448,915, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

At March 31, 2007 and December 31, 2006 our securities portfolio contained no concentrations within any specific industry or issuer.

NOTE 5 - LOANS

Total loans are summarized as follows (in thousands):

	March 31, 2007	December 31, 2006
	(Unaudited)	*

Commercial, financial and agricultural	$24,946	$26,969
Real estate - construction	8,135	13,965
Real estate - home equity	7,862	7,985
Real estate - residential mortgage	60,058	61,401
Real estate - commercial mortgage	55,796	45,579
Installment loans	10,333	10,635
Other	1,702	1,611
Total loans	168,832	168,145
Net deferred loan origination fees and costs	(92)	(54)
Total	168,740	168,091
Less allowance for loan losses	1,822	1,873
Loans, net	$166,918	$166,218

* From audited financial statements

At March 31, 2007 our recorded investment in impaired loans was $3,905,883. The valuation allowance assigned to these loans totaled $1,004,590. Our average investment in the impaired loans was $4,033,171 during the quarter. The amount of interest income recorded on them in the first quarter was $84,821 while the amount of interest collected was $67,083.

Impaired loans at December 31, 2006 were $5,147,663.

Loans in a nonaccrual status were $3,804,646 and $2,208,400 at March 31, 2007 and December 31, 2006, respectively.

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Analyses of the allowance for loan losses are presented below (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Balance at beginning of period	$1,873	$1,597

Loans charged off:
Commercial and industrial	85	-
Real estate - residential mortgage	47	-
Real estate - commercial mortgage	120	-
Consumer and other	19	2
Total	271	2

Recoveries:
Commercial and industrial	-	-
Real estate - residential mortgage	-	-
Real estate - commercial mortgage	-	-
Consumer and other	13	4
Total recoveries	13	4

Net losses/(recoveries)	258	(2)

Provision for loan losses	207	103
Balance at end of period	$1,822	$1,702

Index

NOTE 7 - DEPOSITS

The following is a summary of interest bearing deposits by type (in thousands):

	March 31, 2007	December 31, 2006
	(Unaudited)	*

Interest bearing checking	$44,270	$41,768
Money market accounts	5,640	5,979
Savings accounts	22,260	22,746
Certificates of deposit under $100,000	60,885	59,950
Certificates of deposit of $100,000 or more	38,181	38,997
Total	$171,236	$169,440

* From audited financial statements

NOTE 8 - BORROWINGS

The following table summarizes our borrowings by type (in thousands):

	March 31, 2007	December 31, 2006
	(Unaudited)	*

Short-term borrowings:
Securities sold under agreements to repurchase	$18,036	$15,970
Federal funds purchased	-	425
Overnight advances from Federal Home Loan Bank of Pittsburgh (FHLB) line of credit	-	3,438
Total	$18,036	$19,833

Long-term borrowings:
Advances from FHLB	$3,157	$3,512

* From audited financial statements

NOTE 9 - EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost of our pension and other benefit plans are presented below (in thousands):

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Service cost	$29	$29	$5	$6
Interest cost	72	66	7	8
Expected return on plan assets	(83)	(82)	-	-
Net amortization and deferral	20	18	2	4
Net periodic cost	$38	$31	$14	$18

Index

A payment of $70,000 was made to the pension plan in 2006 for the 2004 plan year. In the first quarter of 2007 we contributed $16,000 for plan year 2006. During the remainder of 2007 we expect to contribute an additional $96,000 and $64,000 for plan years 2006 and 2005, respectively.

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

Financial instruments whose contract	March 31, 2007	December 31, 2006
amounts represent credit risk	(unaudited)	*
(in thousands)
Commitments to extend credit	$22,224	$22,054
Standby letters of credit	662	462
Total	$22,886	$22,516

The bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

* From audited financial statements.

NOTE 12 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the three months ended March 31, 2007 and 2006 the weighted average number of shares outstanding were, 1,829,504 and 1,853,964, respectively, after adjusting for the stock split effected in the form of a 200% stock dividend. During the periods ended March 31, 2007 and 2006 the company did not have any dilutive securities.

NOTE 13 - SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

Index

In February 2007, The FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurements”. The company is in the process of evaluating the impact this statement may have on its consolidated financial statements but does not intend to adopt early.

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

Description of Business

Citizens Financial Corp. is a $243 million Delaware corporation headquartered in Elkins, WV. From there our wholly-owned subsidiary, Citizens National Bank of Elkins, provides loan, deposit, trust, brokerage and other banking and banking related services to customers in northcentral and eastern West Virginia and nearby areas through six branch offices. We conduct no business other than the ownership of our bank subsidiary.

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

OVERVIEW

Net income for the first quarter was $117,000 or 20.5% less than first quarter income last year. The decrease was primarily attributable to higher levels of interest expense as the cost to retain certificates of deposits has risen over the last twelve months and an increase in our provision for loan losses of $104,000 made necessary by higher charge-offs.

Total assets remained constant this quarter at $243 million, while loans increased slightly by $687,000 to $168.8 million from year end. Deposits increased by $1,351,000 to $197.9 million as expected. With the lower loan demand that we have experienced in the first quarter, we reduced our certificate of deposit offering rates in order to slow deposit growth and control increasing deposit costs.

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

Index

The first quarter net interest margin of 4.19% is similar to our peer banks’ average margin of 4.23%, however, it is 31 basis points lower than our margin for the first quarter of 2005. The margin compression we have experienced in the last year is primarily the result of our efforts to remain competitive in our markets with certificate of deposit rates. We have recently reduced the rates on some of our certificates of deposits in order to curb further compression in the short-term.

As reflected on our income statement, net interest income decreased by $122,000 to $2,308,000 for the quarter, closely approximating our projections. On a tax equivalent basis, net interest income for the quarter totaled $2,374,000. Interest income increased $268,000 to $3,925,000 due to both a $5.1 million increase in our earning asset base and a 34 basis point improvement in our yield to 7.05%. Interest expense also increased by $390,000 to $1,617,000 during the quarter reflecting a $4.4 million rise in our interest bearing liabilities and a 76 basis point increase in their cost to 3.40%.

While the direction of future interest rates cannot be known with certainty, many economists believe we are at the peak in the current rate cycle. Whether rates continue to rise, plateau, or fall will have an impact on our future earnings. A discussion of what those effects may be is presented later in this report.

PROVISION FOR LOAN LOSSES

The provision for loan losses is management’s estimate of the amount which must be charged against current earnings in order to maintain the allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated based on quarterly evaluations of the loan portfolio. Our provision for loan losses was $207,000 and $103,000 in the first quarter of 2007 and 2006, respectively.

The higher provision was made necessary by an increase in charge-offs. Specifically nonresidential real estate charge-offs totaled $167,000 largely due to the failure of a motel. That property has been taken into OREO and we are in the process of disposing of it. It is carried at the expected net realizable value. Because the amount of the provision for loan losses is a function of our overall assessment of loan quality and the adequacy of the allowance for loan losses, which itself relies on significant use of judgment and estimates, the provision for loan losses expense may increase or decrease in the future. Please refer to the Credit Quality and Allowance for Loan Losses section of this report where we further discuss the estimation methods and assumptions we use in analyzing the allowance and the quality of our loan portfolio.

NONINTEREST INCOME

Noninterest income for the quarter of $441,000 increased $62,000, or 16.4%, from the first quarter of 2006. This increase is generally consistent with that of the previous year. Income for the quarter exceeded our expectations by approximately $33,000.

The largest component of noninterest income is service fees which totaled $236,000 for the quarter. Services fees increased by $46,000 due to $17,000 increase in overdraft fees, as well as an additional $29,000 in ATM fees. The increase in ATM fees is attributable to our recent expansion of our ATM network with the addition of three machines that became operational in January 2007. In addition, our brokerage program and trust department added a combined $13,000 to the increase.

Index

These increases were partially offset by a decrease of $7,000 in secondary market loan program fees and a decrease in check cashing fees of $6,000 compared to last year.

Noninterest income in the first quarter of 2006 would have been $397,000 absent an $18,000 loss on the sale of securities. This loss was incurred in order to move out on the yield curve to lock in favorable yields and protect against falling interest rates. The higher yields allowed us to recover the loss incurred by the end of the third quarter 2006 and provided income in excess of what the old bonds would have provided. In 2007 our only security sales have involved the sale of Federal Home Loan Bank of Pittsburgh (FHLB) stock at par as required by FHLB regulation.

NONINTEREST EXPENSE

Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Historically our level of noninterest expense has been higher than average, partly due to the relatively smaller branch facilities we operate. Therefore, controlling noninterest expense is a key factor to achieving higher earnings.

Noninterest expense for the first quarter of 2007 was $1,895,000, up $18,000 or 1.0% from last year and approximately $13,000 lower than expected for the first quarter. We continue to see higher levels of expense as we have improved our internal audit function and loan review function by outsourcing these to experienced firms. We are also continuing to use the services of a management consultant to help us improve our operational structure and gain additional efficiency in our operations. We believe these improvements will continue to make us a stronger bank and will dovetail into our cost control objectives.

The largest component of noninterest expense is salaries and employee benefits. These personnel costs increased 3.5% or $33,000 to $970,000 over 2006 as a result of the addition of experienced professionals to our team. Occupancy expense increased by $18,000 to $108,000 as a tenant in one of our facilities terminated their lease agreement in the second quarter of 2006. We have also experienced higher than expected costs associated with the foreclosed properties in 2007. Expenses associated with these properties increased $42,000 over last year to $51,000. Delaware Franchise Tax, which is based on the number of authorized shares, has increased over the first quarter of last year by approximately $13,000 as the company declared a stock dividend in 2006 and increased the number of authorized shares.

These increases were significantly offset by a reduction in data processing expense of $87,000 to $137,000. The reduction was largely due to nonrecurring conversion expenses of $81,000 incurred in 2006 when the bank changed data processors.

There are a number of factors which could negatively impact noninterest expense in the future. For example, salaries and benefits could rise if medical claims under our partially self-insured group medical plan increase. Also, we may again incur costs related to compliance with the Sarbanes Oxley Act. Currently we will be required to comply with Section 404 of the Act as of year-end 2007.

INCOME TAXES

Our provision for income taxes during the first quarter of $194,000 includes both federal and state income taxes and is $65,000 less than in the first quarter of 2006. The effective tax rate for the first quarter of 2007 was 30.0%, and 31.2% in the first quarter 2006. Except for income earned on loans to and bonds issued by municipalities and the income on certain life insurance policies, all of our income is taxable. The exclusions have not made us subject to alternative minimum tax provision, however.

Index

FINANCIAL CONDITION

LOAN PORTFOLIO

Throughout the first quarter of 2007 our economic climate has been relatively calm and somewhat subdued. A slowdown in the housing market and rising fuel prices have combined to reduce activity in our local lumber, trucking, and tourism industries. The continuing stock market rebound has also taken funds away from the banking system. All of these factors contributed to limiting our growth during the first quarter with total loans only increasing $687,000 to $168.8 million.

Despite the lower loan demand we were able gain commercial real estate loans which increased $10.2 million during the first quarter as $5 million was transferred from construction to permanent financing and we added three large commercial loans totaling approximately $4.5 million. Other commercial loans were reduced by $2 million. Most of our commercial loans are secured by real estate whether or not repayment is linked to cash generated by the use or sale of the real property. In cases where repayment is linked to such use, the timing and stability of the cash flow, secondary sources of repayment, loan guarantees and collateral valuations are all important considerations in granting the loan.

Lending to consumers for autos, homes, or for other purposes, has been difficult for Citizens over the past several years as auto manufacturers and certain mortgage lending concerns became very aggressive. Residential mortgage lending decreased by $1.3 million to $60 million in the first quarter, while recent auto loan promotions have helped to stabilize our installment loan portfolio which had a slight dip of $302,000 to $10.3 million. Consumer lending is an important aspect of who we are as a community bank. We recognize the value of diversifying our portfolio with additional consumer lending, and we will continue to evaluate opportunities to increase this segment of our business.

CREDIT QUALITY AND ALLOWANCE FOR LOAN LOSSES

After recognizing an increase in the level of our credit risk in 2006 we took aggressive actions to improve our ability to manage that risk. Among them were the hiring of an experienced chief credit officer and credit analyst, assigning our most crucial credits to one of our senior lenders, adopting a new loan policy and grading system, improving our exception tracking, and outsourcing our loan review function. Collectively and individually, these steps are and will continue to allow us to improve the quality of our loan portfolio.

We have developed detailed strategies to manage those loans which carry the greatest risk and monitor them continuously. During the first quarter we improved our position with regard to several such loans. In some cases this involved foreclosing on the collateral securing the loan. Such foreclosures approximated $1.2 million during the quarter with the largest being some $920,000. We are now actively seeking purchasers for these properties. All of our foreclosed properties are carried at their expected net realizable value. In the event this value was less than the loans’ carrying value, charge-offs were recorded. For this reason our net charge-offs increased to $258,000 during the quarter compared to net recoveries of $2,000 in the first quarter of 2006.

By engaging in the foreclosure process we gained control of those assets which will ultimately provide a return of our investment. It also reduced our levels of past due and impaired loans. Past due loans fell from $5.3 million at year-end to $2.8 million at the end of the quarter which closely approximates our peer group averages. Impaired loans likewise fell from $5.1 million to $3.9 million.

Unfortunately, we found it necessary to add one particular loan of $2.4 million to our nonaccrual list raising that total to $3.8 million. At the present time this loan is not past due. The borrower appears to be taking prudent steps to improve its financial condition and has developed a number of potential sales opportunities. We continue to monitor this situation closely.

Index

Although our credit risk remains higher than desired, we believe the actions we are taking are appropriate and that the risk in our portfolio is being systematically reduced. Attention to credit quality will continue to be our primary focus in 2007.

In computing our allowance for loan losses we give each of these factors, as well as others, serious consideration. We determine the amount of our allowance quarterly by evaluating specific larger loans as well as pools of similar homogeneous loans. Adjustments to pooled factors for various trends, economic conditions, changes in our credit management practices and abilities, and other factors may also be made. By employing a disciplined methodology we arrive at an allowance for loan losses that we believe is adequate to provide for losses that are inherent in the loan portfolio.

As of March 31, our allowance was $1,822,000, or 1.08% of gross loans, compared to $1,873,000 at year-end. In many cases our security position helps limit our risk of loss and we believe we are well equipped to manage and resolve the risks contained in our portfolio. Based on information available to us, we believe our analyses are comprehensive and our allowance is adequate as of the report date. However, there can be no assurance that additional provisions for loan losses will not be required in the future as a result of changes in the assumptions which underlie our estimations or changes in economic conditions or the conditions of individual borrowers.

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

During the first quarter our securities portfolio decreased $1,563,000 to $58,182,000, while federal funds sold and interest bearing deposits with other banks increased from $30,000 to $610,000. During the first quarter, $4.8 million in agency bonds matured. With the relatively flat nature of the current yield curve, the bank sought to reinvest these funds into municipal instruments. These instruments are currently providing the higher yields and longer maturities that will help to extend the duration of the portfolio and protect against the possibility of falling rates. During the first three months of 2007, the bank purchased $3.5 million in municipal instruments. The overall maturity and repricing characteristics of our balance sheet remain short, however, and the weighted average life of the securities portfolio is 2.28 years.

DEPOSITS AND OTHER FUNDING SOURCES

Deposit growth for the first quarter of 2007 was slightly more than $1.3 million to $197.9 million. With the increasing costs of acquiring and retaining deposits combined with lower than normal loan demand, the bank strategically lowered its offering rates on certificates of deposit in January 2007 in order to help control rising costs, as well as limit the influx of funding.

Noninterest bearing deposits were relatively stable dipping slightly down $445,000 to $26.7 million. Interest bearing deposits increased approximately $1.8 million to $171.2 million, mostly in interest bearing checking accounts.

Historically our borrowings have consisted of repurchase agreements, Federal Home Loan Bank borrowings, and, when necessary, overnight borrowings such as fed funds purchased. Total borrowings of $21,193,000 at March 31, 2007 were $2,152,000 less than at year-end as we were in an overnight borrowing position at December 31, 2006. Slower loan demand combined with the slight increase in deposits and reduction in securities have placed us in a fed funds sold position at March 31.

Index

CAPITAL RESOURCES

Our total capital of $20,626,000 is 8.5% of assets and similar to our position at year-end when capital was $20,278,000 or 8.3% of assets. The increase is a product of our earnings for the first quarter less the payment of dividends to our shareholders. Our risk based capital measures, which are established for all banks through the regulatory process, continue to easily exceed required levels. We have no knowledge of any items or trends which are likely to materially impair our capital position.

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

We monitor liquidity on a regular basis by preparing projected balance sheets and analyzing our sources and uses of funds. Historically, we have satisfied our liquidity needs through internal sources of funds with the exception of certain loans which have been funded by borrowing funds from the Federal Home Loan Bank of Pittsburgh. Currently, we have access to approximately $109 million through various FHLB programs.

Our liquidity demands were low during the first quarter as we experienced reduced loan demand. We expect to continue to satisfy our liquidity needs primarily through internal sources.

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

Several techniques are used to manage our interest rate risk. On a biweekly basis we examine our loan and deposit rates relative to those of our competitors and to our goals. We compute our repricing gap monthly to provide general guidance as to the impact rising or falling interest rates may have on earnings. However, interest rate shock testing and simulation modeling, which are prepared quarterly, are our primary interest rate risk management tools.

At March 31, 2007, we measured the impact an immediate and sustained change in interest rates of 100, 200 and 300 basis points, applied to all of our earning assets and interest bearing liabilities, would have on our net interest income over the next twelve months. These tests indicate that net interest income can be expected to change by no more than 1.72% for each 100 basis point change in interest rates.

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

Index

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings: As of March 31, 2007 Citizens Financial Corp. is involved in various legal proceedings which occur in the normal course of business. We believe all such litigation will be resolved without materially affecting our financial position or results of operations. There are no other material proceedings known to be threatened or contemplated against either Citizens Financial Corp. or Citizens National Bank.

Item 1A.	Risk Factors: There have been no material changes in the risk factors discussed in Item 1A of our December 31, 2006 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds: None.

Item 3.	Defaults upon Senior Securities: None.

Item 4.	Submission of Matters to a Vote of Security Holders: None.

Item 5.	Other Information: None.

Item 6.	Exhibits and Reports on Form 8-K:

(a)	Exhibits:	The following exhibits are filed with this report:
Exhibit No.	Description of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,18 U.S.C. Section 1350

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,18 U.S.C. Section 1350

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS FINANCIAL CORP.

Date:	5/9/07	/s/Robert J. Schoonover
Robert J. Schoonover
President Chief Executive Officer

Date:	5/9/07	/s/Thomas K. Derbyshire
Thomas K. Derbyshire
Vice President, Treasurer and Principal Financial Officer