Form 10-Q
period 2007-06-30
CITIZENS FINANCIAL CORP/DE/
filed 2007-08-08
CIK 764156

UNITE STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2007

Commission file number 2-96144

CITIZENS FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	55-0666598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

213 Third Street, Elkins, West Virginia	26241
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐      No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2007

Common Stock ($2 par value)	1,829,504

FORM 10-Q
CITIZENS FINANCIAL CORP.
Quarter Ended June 30, 2007

Index

PART I ITEM I - FINANCIAL INFORMATION
CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	June 30,	December 31,
	2007	2006
	(Unaudited)	*
ASSETS

Cash and due from banks	$4,599	$6,065
Interest bearing deposits with other banks	769	30
Federal funds sold	1,100	-
Securities available for sale, at fair value	56,629	59,745
Loans, less allowance for loan losses of $2,103 and $1,873, respectively	167,705	166,218
Premises and equipment, net	4,226	4,331
Accrued interest receivable	1,327	1,393
Other real estate	1,242	446
Other assets	4,807	4,752
Total Assets	$242,404	$242,980

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest bearing	$25,572	$27,103
Interest bearing	171,638	169,440
Total deposits	197,210	196,543
Short-term borrowings	18,915	19,833
Long-term borrowings	2,978	3,512
Other liabilities	2,852	2,814
Total liabilities	221,955	222,702

Commitments and contingencies

SHAREHOLDERS' EQUITY

Common stock, $2.00 par value, authorized 4,500,000 issued 2,250,000	4,500	4,500
Retained earnings	21,128	20,843
Accumulated other comprehensive income/(loss)	(1,347)	(1,233)
Treasury stock at cost, 420,496 shares	(3,832)	(3,832)
Total shareholders' equity	20,449	20,278
Total Liabilities and Shareholders' Equity	$242,404	$242,980

*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
INTEREST INCOME

Interest and fees on loans	$3,387	$3,151	$6,687	$6,165
Interest and dividends on securities:
Taxable	471	512	966	1,058
Tax-exempt	128	76	232	151
Interest on interest bearing deposits with other banks	25	1	46	5
Interest on federal funds sold	4	0	9	18
Total interest income	4,015	3,740	7,940	7,397

INTEREST EXPENSE
Interest on deposits	1,471	1,136	2,885	2,169
Interest on short-term borrowings	167	247	333	393
Interest on long-term borrowings	34	44	71	92
Total interest expense	1,672	1,427	3,289	2,654
Net interest income	2,343	2,313	4,651	4,743
Provision for loan losses	449	103	656	206
Net interest income after provision for loan losses	1,894	2,210	3,995	4,537

NONINTEREST INCOME

Trust department income	57	49	111	96
Brokerage fees	40	33	77	64
Service fees	266	219	502	409
Insurance commissions	9	7	9	11
Security losses	-	-	-	(18)
Secondary market loan fees	40	32	66	65
Other	63	58	151	150
Total noninterest income	475	398	916	777

NONINTEREST EXPENSE

Salaries and employee benefits	998	948	1,968	1,885
Net occupancy expense	102	91	210	181
Equipment expense	104	116	213	237
Data processing	128	82	265	306
Director fees	72	66	135	130
Postage	42	43	84	89
Professional service fees	74	142	140	206
Stationery	31	36	75	74
Software expense	48	43	84	89
Net cost of operation of other real estate	131	47	182	56
Other	283	210	552	448
Total noninterest expense	2,013	1,824	3,908	3,701

Income before income taxes	356	784	1,003	1,613
Income tax expense	85	250	279	509
Net income	$271	$534	$724	$1,104
Basic and fully diluted earnings per common share	$0.15	$0.29	$0.40	$0.60

Weighted average shares outstanding	1,829,504	1,847,693	1,829,504	1,850,677

Dividends per common share	$0.12	$0.12	$0.24	$0.24

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
STATEMENTS OF COMPREHENSIVE INCOME/LOSS
(In thousands of dollars)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Net income	$271	$534	$724	$1,104

Other comprehensive income:
Gross unrealized gains/(losses) arising during the period	(369)	(302)	(184)	(368)
Adjustment for income tax benefit	141	115	70	140
	(228)	(187)	(114)	(228)

Less: Reclassification adjustment for losses included in net income	-	-	-	18
Adjustment for income tax benefit	-	-	-	(7)
	-	-	-	11
Other comprehensive income/(loss), net of tax	(228)	(187)	(114)	(217)

Comprehensive income/(loss)	$43	$347	$610	$887

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands of dollars)

			Six Months Ended June 30, 2007 and 2006
			(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Income/(Loss)	Stock	Equity

Balance, January 1, 2007	2,250,000	$4,500	$-	$20,843	$(1,233)	$(3,832)	$20,278
Net income	-	-	-	724	-	-	724
Net change in unrealized gain/loss on securities	-	-	-	-	(114)	-	(114)
Cash dividends declared ($0.24 per share)	-	-	-	(439)	-	-	(439)

Balance June 30, 2007	2,250,000	$4,500	$-	$21,128	$(1,347)	$(3,832)	$20,449

Balance, January 1, 2006	750,000	$1,500	$2,100	$20,704	$(1,316)	$(3,375)	$19,613
Net income	-	-	-	1,104	-	-	1,104
Net change in unrealized gain/loss on securities	-	-	-	-	(217)	-	(217)
Cash dividends declared ($0.24 per share)	-	-	-	(443)	-	-	(443)
Purchase of Treasury Stock	-	-	-	-	-	(164)	(164)
Stock split effected in the form of a 200% stock dividend	1,500,000	3,000	(2,100)	(900)	-	-	-

Balance June 30, 2006	2,250,000	$4,500	$-	$20,465	$(1,533)	$(3,539)	$19,893

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:	(Unaudited)
Net Income	$724	$1,104
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	656	206
Depreciation and amortization	162	192
Amortization on securities	19	38
Loss on sale of securities	-	18
Loss on sale of other real estate	21	17
Provision for loss on other real estate	112	-
Decrease in accrued interest receivable	66	49
Decrease in other assets	192	19
Increase in other liabilities	38	29
Cash provided by operating activities	1,990	1,672

Cash flows from investing activities:
Principal payments, available for sale securities	888	1,003
Proceeds from sales of available for sale securities	274	2,843
Proceeds from maturities and calls, available for sale securities	10,155	7,500
Purchases of available for sale securities	(8,403)	(3,738)
Purchases of premises and equipment	(50)	(100)
Proceeds from sale of other real estate	144	134
Increase in loans	(3,401)	(11,970)
Cash used in investing activities	(393)	(4,328)

Cash flows from financing activities:
Cash dividends paid	(439)	(443)
Acquisition of treasury stock	-	(164)
Increase/(decrease) in short-term borrowing	(918)	6,466
Repayment of long-term borrowing	(534)	(863)
Increase in time deposits	1,202	3,039
Decrease in other deposits	(535)	(8,261)
Cash used in financing activities	(1,224)	(226)

Net increase/(decrease) in cash and cash equivalents	373	(2,882)
Cash and cash equivalents at beginning of period	6,095	8,773
Cash and cash equivalents at end of period	$6,468	$5,891

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,274	$2,607
Income taxes	470	721

Supplemental Schedule of Noncash Investing and
Financing Activities:
Other real estate and other assets acquired in settlement of loans	$1,257	$58

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

The condensed consolidated statements contained herein include the accounts of Citizens Financial Corp. and its wholly-owned subsidiary Citizens National Bank ("the bank").  All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated.  In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made.  All such adjustments were of a normal, recurring nature.  The results of operations for the three months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.  The financial statements and notes included herein should be read in conjunction with those included in Citizens' 2006 Annual Report to Shareholders and Form 10-K.

NOTE 2 - RECLASSIFICATIONS

Certain accounts in the condensed consolidated financial statements for 2006, as previously presented, have been reclassified to conform with current year classifications.

NOTE 3 - SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2007 and December 31, 2006 are summarized as follows (in thousands):

	June 30, 2007
	Amortized Cost	Unrealized Gains	Unralized Losses	Carrying Value (Estimated Fair Value)

Available for sale:
U.S. Government agencies and corporations	$34,088	$-	$341	$33,747
Mortgage backed securities-U.S. Government agencies and corporations	7,559	-	172	7,387
Tax exempt state and political subdivisions	14,862	5	287	14,580
Federal Reserve Bank stock	108	-	-	108
Federal Home Loan Bank stock	644	-	-	644
Community Financial Services Inc. stock	163	-	-	163
Total securities available for sale	$57,424	$5	$800	$56,629

Index

	December, 31, 2006*
	Amortized Cost	Unrealized Gains	Unralized Losses	Carrying Value (Estimated Fair Value)

Available for sale:
U.S. Government agencies and corporations	$41,921	$5	$415	$41,511
Mortgage backed securities- U.S. Government agencies and corporations	8,374	-	149	8,225
Tax exempt state and political subdivisions	9,183	16	68	9,131
Federal Reserve Bank stock	108	-	-	108
Federal Home Loan Bank stock	770	-	-	770
Total securities available for sale	$60,356	$21	$632	$59,745

* From audited financial statements

The tables below provide summaries of securities available for sale which were in an unrealized loss position at June 30, 2007 and December 31, 2006.  As of June 30, 2007, these securities had a total fair value of $54,455,000 and carried unrealized losses of $800,000, or 1.5%.  Securities which have been in a continuous loss position for the past twelve months total $39,127,000.  The unrealized loss pertaining to these securities is $514,000 or 1.3%.  The majority of these losses are on securities issued by U.S. government agencies and corporations which carry the implied faith and credit of the U.S. Government.  The other losses are on municipal instruments.  With the exception of one municipal which is not rated, all of these instruments carry A ratings from the major credit rating agencies.  We believe that these unrealized losses are the result of changing interest rates and that, along with our intent and ability to hold these investments to maturity, provide strong evidence that we will fully recover our investment.  In addition, no losses have been recognized on the $54,092,000 of securities that carried unrealized losses at December 31, 2006.

	June 30, 2007
	Securities Available for Sale
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and corporations	$6,546	$70	$27,201	$271	$33,747	$341
Mortgage backed securities- U.S. Government agencies and corporations	873	16	6,514	156	7,387	172
Tax exempt state and political subdivisions	7,909	200	5,412	87	13,321	287
Total securities available for sale	$15,328	$286	$39,127	$514	$54,455	$800

Index

	December 31, 2006*
	Securities Available for Sale
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and corporations	$5,332	$13	$33,264	$401	$38,596	$414
Mortgage backed securities- U.S. Government agencies and corporations	2,783	10	5,327	139	8,110	149
Tax exempt state and political subdivisions	3,441	18	3,945	51	7,386	69
Total securities available for sale	$11,556	$41	$42,536	$591	$54,092	$632

*From audited financial statements.

The maturities, amortized cost and estimated fair values of the bank's securities at June 30, 2007 are summarized as follows (in thousands):

	Available for sale
	Amortized	Estimated
	Cost	Fair Value

Due within 1 year	$19,248	$19,092
Due after 1 but within 5 years	30,926	30,469
Due after 5 but within 10 years	5,346	5,197
Due after 10 years	989	956
Equity securities	915	915
	$57,424	$56,629

Mortgage backed securities have remaining contractual maturities ranging from 1 month to 13.75 years and are reflected in the maturity distribution schedule shown above based on their anticipated average life to maturity, which ranges from 0.12 to 4.65 years.  The company’s equity securities are required to be held for membership in the Federal Reserve and Federal Home Loan Bank and are shown at cost since they may only be sold to the respective issuer or another member at par.  Similarly, the company purchased a $163,000 investment in equity securities of Community Financial Services Inc. in the second quarter.  Community Financial Services Inc. is the holding company of one of our correspondent banks, the Bankers Bank.  Like the other equity securities we hold, this stock can only be traded between member organizations.

The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the six month periods ended June 30, 2007 and 2006 are as follows (in thousands):

	Proceeds From			Gross Realized
		Calls and	Principal
	Sales	Maturities	Payments	Gains	Losses

June 30, 2007:
Securities available for sale	$274	$10,155	$888	$-	$-

June 30, 2006:
Securities available for sale	$2,843	$7,500	$1,003	$-	$18

At June 30, 2007 and December 31, 2006 securities with an amortized cost of $31,269,696 and $30,807,634, respectively, with estimated fair values of $30,887,601 and $30,448,915, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

At June 30, 2007 and December 31, 2006 our securities portfolio contained no concentrations within any specific industry or issuer.

Index

NOTE 4 - LOANS

Total loans are summarized as follows (in thousands):

	June 30, 2007	December 31, 2006
		*

Commercial, financial and agricultural	$27,302	$26,969
Real estate - construction	9,006	13,965
Real estate – home equity	7,591	7,985
Real estate – residential mortgage	59,999	61,401
Real estate – commercial mortgage	54,252	45,579
Installment loans	10,691	10,635
Other	1,078	1,611
Total loans	169,919	168,145
Net deferred loan origination fees and costs	(111)	(54)
Total	169,808	168,091
Less allowance for loan losses	2,103	1,873
Loans, net	$167,705	$166,218

* From audited financial statements

At June 30, 2007 our recorded investment in impaired loans was $3,472,000.  The valuation allowance assigned to these loans totaled $1,133,000. Our average investment in the impaired loans was $3,448,000 during the quarter.  The amount of interest income recorded on them in the second quarter was $74,000 while the amount of interest collected was $63,000.

Impaired loans at December 31, 2006 were $5,148,000.

Loans in a nonaccrual status were $3,940,000 and $2,208,000 at June 30, 2007 and December 31, 2006, respectively.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Analyses of the allowance for loan losses are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Balance at beginning of period	$1,822	$1,702	$1,873	$1,597

Loans charged off:
Commercial and industrial	100	24	185	24
Real estate – res. mortgage	-	-	-	-
Real estate – comm. mortgage	75	-	242	-
Consumer and other	5	5	24	7
Total	180	29	451	31

Recoveries:
Commercial and industrial	-	-	-	-
Real estate – res. mortgage	-	-	-	-
Real estate – comm. mortgage	-	-	-	-
Consumer and other	12	2	25	6
Total recoveries	12	2	25	6

Net losses	168	27	426	25

Provision for loan losses	449	103	656	206
Balance at end of period	$2,103	$1,778	$2,103	$1,778

Index

NOTE 6 - DEPOSITS

The following is a summary of interest bearing deposits by type (in thousands):

	June 30, 2007	December 31, 2006
		*

Interest bearing checking	$44,653	$41,768
Money market accounts	5,363	5,979
Savings accounts	21,473	22,746
Certificates of deposit under $100,000	60,451	59,950
Certificates of deposit of $100,000 or more	39,698	38,997
Total	$171,638	$169,440

* From audited financial statements

NOTE 7 - BORROWINGS

The following table summarizes our borrowings by type (in thousands):

	June 30, 2007	December 31, 2006
		*

Short-term borrowings:
Securities sold under agreements to repurchase	$18,915	$15,970
Federal funds purchased	-	425
Overnight advances from Federal Home Loan Bank of Pittsburgh (FHLB) line of credit	-	3,438
Total	$18,915	$19,833

Long-term borrowings:
Advances from FHLB	$2,978	$3,512

* From audited financial statements

NOTE 8 - EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost of our pension and other benefit plans are presented below (in thousands):

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Service cost	$58	$56	$10	$12
Interest cost	144	136	14	16
Expected return on plan assets	(165)	(165)	-	-
Net amortization and deferral	40	39	4	8
Net periodic cost	$77	$66	$28	$36

In the first half of 2007 we contributed $32,000 to our pension plan.  During the remainder of 2007 we expect to contribute an additional $144,000.  A payment of $70,000 was made to the pension plan in 2006.

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

Index

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

Financial instruments whose contract amounts represent credit risk	June 30, 2007	December 31, 2006
(in thousands)		*
Commitments to extend credit	$22,591	$22,054
Standby letters of credit	497	462
Total	$23,088	$22,516

The bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

* From audited financial statements.

NOTE 11 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period.  For the six months ended June 30, 2007 and 2006 the weighted average number of shares outstanding were, 1,829,504 and 1,850,677, respectively.  During the periods ended June 30, 2007 and 2006 the company did not have any dilutive securities.

NOTE 12 – SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements but may change current practice for some entities.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  The company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The company is in the process of evaluating the impact SFAS 159 may have on its consolidated financial statements.

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

Description of Business

Citizens Financial Corp. is a $242 million Delaware corporation headquartered in Elkins, WV.  From there our wholly-owned subsidiary, Citizens National Bank of Elkins, provides loan, deposit, trust, brokerage and other banking and related services to customers in northcentral and eastern West Virginia and nearby areas through six branch offices.  We conduct no business other than the ownership of our subsidiary bank.

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

Index

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

OVERVIEW

Assets remained steady at $242 million for the first half of 2007.  Net loans increased only slightly by $1.5 million to $167.7 million from year-end as we continued to experience reduced loan demand during the second quarter of 2007.  In response to this lower loan demand, we decreased our certificate of deposit offering rates at the beginning of 2007 in order to slow deposit growth and control increasing deposit costs.  We are pleased that as a result, deposits only increased by $667,000 for the first half of 2007 which allowed us to maintain an acceptable loan to deposit ratio and net interest margin relative to perceived risks.

The first six months of 2007 produced net income of $724,000 which was $380,000 or 34.4% less than the same period last year.  The decrease in earnings was largely attributable to an increase in our provision for loan losses of $450,000 which primarily reflects the risk in one particular credit, as well as $126,000 of increased costs associated with the operation, valuation, and disposition of other real estate acquired in satisfaction of loans.

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

Index

Net interest margin for the first six months of 2007 is 4.21%, slightly higher than our peer banks’ average margin of 4.10%, however, it is 16 basis points lower than our margin for the same period last year.  The margin compression we have experienced over the last year is primarily the result of our efforts to remain competitive in our markets with certificate of deposit rates.  In order to curb further compression in the short-term, we reduced offering rates on some of our certificates of deposit early in the first quarter.

Our net interest income for the first half of 2007 of $4,651,000 is down 1.9% from last year’s $4,743,000.  However, we experienced an increase in the second quarter with net interest income rising to $2,343,000, up 1.3% from last year’s $2,313,000.  We believe the increase for the second quarter was partially due to our efforts to control margin compression as described above.  We anticipate continuing this strategy as long as our liquidity needs and customer demands will permit.

As noted above, net interest income is comprised of two components, interest income and interest expense.  Both have risen significantly in 2007. Higher interest rates have had an impact on both components pushing the yield on our earning assets up 34 basis points to 7.10% while the cost of our interest bearing liabilities has risen 60 basis points to 3.43%.  At the same time, growth in our earning assets and interest bearing liabilities has also caused interest income and expense to rise; average earning assets of $229.5 million are up $5.3 million while average interest bearing liabilities are up $3.8 million to $193.2 million.

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

For the first half of 2007 the provision for loan losses increased by $450,000 to $656,000.  Similarly, the increase in the second quarter was up by $346,000 to $449,000.  The primary reason for the increase lies with the specific reserve for one commercial credit.  The reserve on this particular credit increased by $347,000 for the second quarter; additional information on this credit can be found in the Credit Quality and Allowance for Loan Losses section of this report.  Because the amount of the provision for loan losses is a function of our overall assessment of loan quality and the adequacy of the allowance for loan losses, which itself relies on significant use of judgment and estimates, the provision for loan losses expense may increase or decrease in the future.  Please refer to the Credit Quality and Allowance for Loan Losses section of this report where we further discuss the estimation methods and assumptions we use in analyzing the allowance and the quality of our loan portfolio.

Index

NONINTEREST INCOME

Noninterest income increased $139,000 or 17.9% to $916,000 for the first half of 2007.  The largest component of noninterest income continues to be service fees which increased $93,000 to $502,000 as a result of higher overdraft fees, as well as increases in our ATM and debit card program fees. Our involvement in trust, brokerage and secondary market loan services all continue to be major contributors to noninterest income.  Collectively, our trust and brokerage programs have added $28,000 to the increase for the first half of 2007, while our secondary market loan services remained stable from last year.

During the second quarter, noninterest income improved by $77,000 to $475,000.  The reasons for the quarterly improvement are very similar to year-to-date performance.

NONINTEREST EXPENSE

Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes.  Historically our level of noninterest expense has been higher than average, partly due to the relatively smaller branch facilities we operate.  Therefore, controlling noninterest expense is a key factor to achieving higher earnings.

For the second quarter noninterest expense has increased $189,000 or 10.4% to $2,013,000.  This increase during the second quarter represents the majority of the increase for the first half of 2007 as noninterest expense was up $207,000 or 5.6% to $3,908,000. This increase is partially the result of a $83,000 increase in salaries and employee benefits as we hired a chief credit officer, retail banking manager, and credit analyst in 2006.  The salaries for all of these professionals were not present in the first half of 2006.

Costs associated with the operation, valuation, and disposition of other real estate acquired in satisfaction of loans also contributed $126,000 to the increase.  We currently have foreclosed properties valued at $1.2 million and have a contract to sell one particular property in the third quarter, thereby eliminating $739,000 of this amount.  We also expect to sell substantially all of the other properties at a public auction scheduled during the third quarter.

Other noninterest expense contributed $104,000 to the increase in total noninterest expense for the first half of 2007.  This increase was  primarily related to additional Delaware franchise tax, increased expenses due to regulatory burdens, and normal contributions we made to a local educational institution earlier in the year than has been typical. Total contributions for 2007 are expected to be representative of prior years.

These increases were partially offset by a $66,000 decrease in professional services fees for 2007 as we had previously hired several consultants to help us improve operations in 2006.  However, with Section 404 of the Sarbanes-Oxley act becoming effective in 2007, we expect to see increasing professional fees in the last half 2007 as we hire a firm to help us in the implementation process.  Year-to-date data processing expense also decreased by $41,000 as we had incurred conversion charges early in 2006 as we migrated to a new data processor. For the second quarter data processing expense was up $46,000 from the same period last year.  The reason for this variance is primarily attributable to a 2006 reclassification to capitalize installation costs after the conversion to our new data processor.

Index

INCOME TAXES

Our provision for income taxes for the first half of 2007 of $279,000 includes both federal and state income taxes.  At this level taxes were 27.8% of pretax income.  Taxes for the second quarter of 2007 were $85,000.  Through six months of 2006 income tax expense totaled $509,000 or 31.6% of pretax income.  Except for income earned on loans to and bonds issued by municipalities and earnings on certain life insurance policies, all of our income is taxable.  The decrease in the tax rate in 2007 is primarily attributable to increased earnings on municipal bonds purchased in recent months.  We are not subject to the alternative minimum tax, however.

FINANCIAL CONDITION

LOAN PORTFOLIO

Loan portfolio growth for the second quarter was indicative of loan growth for the first half of 2007 as the second quarter was up $787,000 while the year-to-date increase in our portfolio was only $1.5 million to $167.7 million.  The limited growth we have experienced during 2007 is attributable to the economic climate in which we operate.  A slowdown in the housing market has impacted residential lending, while higher fuel prices have contributed to reduced activity in our local trucking, lumber, and tourism industries.

Despite the overall reduced loan demand, commercial real estate loans have increased $8.7 million to $54.3 million year-to-date.  This was mainly the result of a $5 million transfer of construction to permanent financing, as well as three large loans.  Two of these involved our partnering with another community bank outside our market area in order to provide funding for two separate commercial real estate projects.  However, in the second quarter commercial real estate loans decreased by $1.5 million.  Other commercial loans are up $333,000 since year-end, recovering more than the $2 million decrease in the first quarter.  The increase in this quarter is primarily from one loan.  Similarly, this loan was also a participation with the other community bank referred to above.  The majority of our commercial loans are secured by real property, regardless of whether repayment is linked to cash generated by the use or sale of the real estate.  In cases where repayment is linked to such use, the timing and stability of the cash flow, secondary sources of repayment, loan guarantees, and collateral valuations are all important considerations in granting the loan.

Retail lending or lending to consumers for autos, homes, or other purposes, has been difficult for Citizens over the past several years.  Auto manufacturers and specialized mortgage lenders have become very aggressive in attracting consumers away from traditional banking institutions.  At $60 million, residential mortgage loans at June 30 were basically unchanged since the end of the first quarter. However, year-to-date residential mortgage lending has decreased $1.4 million.  Citizens has been successful in maintaining an auto loan promotion for most of this year in order to stabilize the installment loan portfolio at $10.7 million.  As a community bank, retail lending is vital to our success.  We recognize the value of diversifying our portfolio with additional retail lending, and we will continue to evaluate opportunities do so.

Index

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

We have developed detailed strategies to manage those loans which carry the greatest risk and monitor them continuously.  During 2007 we improved our position with regard to several such loans.  In some cases this involved foreclosing on the collateral securing the loan.  Such foreclosures approximated $1.2 million with the largest being some $920,000.  We currently have a contract to sell this particular property and expect that sale will be completed during the third quarter.  Three additional properties are expected to be auctioned at public sale in August.  All of our foreclosed properties, including the three properties to be sold at auction, are carried at their expected net realizable value. However, the sale proceeds from the auction of these properties are not reasonably estimable, and the sale may or may not result in additional losses.

At the time of foreclosure a property’s net realizable value is compared to the loans’ carrying value.  Any deficiency in net realizable value results in a charge-off being recorded.  This is the primary reason our net charge-offs increased to $426,000 during the first half of 2007 as compared to $25,000 for the first half of 2006.

By engaging in the foreclosure process we gained control of those assets which will ultimately provide a return of our investment.  It also reduced our level of past due loans.  Past due loans fell from $5.3 million at year-end to $2.8 million at the end of the first quarter.  The second quarter brought further reductions in past dues as we have increased collection efforts and improved monitoring processes.  Past dues fell to $1.9 million at June 30.

Loans in nonaccrual status have increased $1.7 million to $3.9 million since year-end.  The majority of this increase can be traced to one particular credit carrying a balance of $2.7 million.  At the present time this loan is not past due, however, the business continues to have significant risk and we continue to monitor this situation closely.

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

Index

As of June 30, our allowance was $2,103,000, or 1.24% of gross loans, compared to $1,873,000 at year-end.  Despite improving past due trends and our continued attention to credit quality, we found it necessary to increase our allowance estimate in the second quarter.  This was largely due to a $347,000 increase in the specific reserve associated with the $2.7 million nonaccrual credit described above. Even though this loan continues to remain current, the business risk associated with this borrower has increased, thereby causing us to revise our estimate of the inherent risk.

In many cases our security position helps limit our risk of loss and we believe we are well equipped to manage and resolve the risks contained in our portfolio.  Based on information available to us, we believe our analyses are comprehensive and our allowance is adequate as of the report date. However, there can be no assurance that changes to our allowance for loan losses will not be required in the future as a result of changes in the assumptions which underlie our estimations or changes in economic conditions or the conditions of individual borrowers.

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

During the first half of 2007 our securities portfolio decreased by $3.1 million to $56.6 million, while federal funds sold and interest bearing deposits with other banks increased from $30,000 to $1,869,000.  Maturing securities totaled $10.2 million for the first six months of 2007.  Of that amount, $9.3 million were federal agency bonds.  With the reduced loan demand we have experienced, and the relatively flat nature of the yield curve, the bank sought to reinvest much of these maturities in municipal instruments with higher yields and longer maturities.  These will help to extend the duration of the portfolio, improve the portfolio yield, and protect against the possibility of decreasing interest rates in the future. Of the $8.4 million in security purchases, $6.6 million were municipal instruments.  We also purchased a $163,000 investment in equity securities of Community Financial Services Inc., the holding company of one of our correspondent banks, The Bankers Bank.  We use many of the services The Bankers Bank offers and we believe this investment will not only provide a good return, but it will also help us continue to foster a good relationship with our correspondent.  The overall repricing characteristics of our balance sheet continue to remain short as the majority of our loans and deposits will reprice within the next three years, however, and the weighted average duration of the securities portfolio is 2.4 years.

With the changing interest rates a number of our securities have fair values which are less than their amortized book value, as illustrated in Note 3.  All of the issuers are of sound financial condition and carry good to exceptional credit ratings.  Based on this, as well as our ability and intent to hold the securities to maturity, we do not consider these investments to be other than temporarily impaired and no negative income consequences are foreseen as a result.

Index

DEPOSITS AND OTHER FUNDING SOURCES

Deposit levels remained generally stable during 2007 with the June 30 balance being $197.2 million nearly level with the previous quarter end, as well as year-end.  As mentioned earlier, increasing costs of acquiring and retaining deposits combined with reduced loan demand has caused the bank to strategically lower its offering rates on certificates of deposit.  This approach has helped to manage rising costs, as well as limit the influx of unnecessary funding.  Should our loan demand increase or our liquidity needs change in the future, we may amend this strategy in order to attract additional funding.  At the present time, however, we are pleased that our approach is helping to control costs.

Noninterest bearing deposits decreased slightly for the year by $1.5 million to $25.6 million, while interest bearing deposits improved by $2.2 million to $171.6 million.  The increase in interest bearing deposits was primarily in interest bearing checking products.

Historically our borrowings have consisted of repurchase agreements, Federal Home Loan Bank borrowings, and, when necessary, overnight borrowings such as federal funds purchased.  At June 30, 2007 we had total borrowings of $21.9 million compared to $23.3 million at December 31, 2006.  The $1.4 million decrease is mainly attributable to the reduced loan demand and the availability of excess liquidity in the form of overnight funds that have prevented us from being in an overnight borrowing position at June 30.  Our level and type of future borrowings will depend on the need to fund additional asset growth and the availability and cost of alternative funds, including deposits as described above.  In any event, ample sources of funding are available to us as explained later in this report.

CAPITAL RESOURCES

Our total capital of $20,449,000 or 8.4% of total assets is similar to our position at year-end when capital was $20,278,000 representing 8.3%.  We believe this level of capital, as well as our capital structure, is appropriate to support current and anticipated future operations.  Our risk based capital measures, which are established for all banks through the regulatory process, continue to easily exceed required levels.  We have no knowledge of any items or trends which are likely to materially impair our capital position.

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

We monitor liquidity on a regular basis by preparing projected balance sheets and analyzing our sources and uses of funds.  Historically, we have satisfied our liquidity needs through internal sources of funds with the exception of certain loans which have been funded by borrowing from the Federal Home Loan Bank of Pittsburgh.  Currently, we have access to approximately $104 million through various FHLB programs in addition to available borrowing facilities with other correspondent banks.

Our liquidity demands were low during the first half of 2007 as we continued to experience reduced loan demand.  We expect to continue to satisfy our liquidity needs primarily through internal sources.

Index

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

At June 30, 2007, we measured the impact an immediate and sustained change in interest rates of 100, 200 and 300 basis points, applied to all of our earning assets and interest bearing liabilities, would have on our net interest income over the next twelve months.  These tests indicate that net interest income can be expected to change by no more than 2.4% for each 100 basis point change in interest rates.

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

Index

PART II -  OTHER INFORMATION

Item 1.
Legal Proceedings :  As of June 30, 2007 Citizens Financial Corp. was involved in various legal proceedings which occur in the normal course of business. We believe all such litigation will be resolved without materially affecting our financial position or results of operations.  There are no other material proceedings known to be threatened or contemplated against either Citizens Financial Corp. or Citizens National Bank.

Item 1A.	Risk Factors: There have been no material changes in the Risk factors discussed in Item 1A of our December 31, 2006 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds: None.

Item 3.	Defaults upon Senior Securities: None.

Item 4.
Submission of Matters to a Vote of Security Holders:  The annual meeting of shareholders of Citizens Financial Corp. was held on April 21, 2007.  The shareholders determined that the maximum number of directors would be fixed at ten and that directors William J. Brown, Edward L. Campbell, and Robert J. Schoonover will serve three year terms ending in April 2010.  Each of these directors was unopposed.

In addition to the foregoing nominees, the following seven (7) persons were serving as members of the Board of Directors as of the report date for terms to expire in the year indicated for each member:  Robert N. Alday (2009); Max L. Armentrout (2008); John F. Harris (2008); William T. Johnson Jr. (2008); Cyrus K. Kump (2009); L.T. Williams (2008); and John A. Yeager (2009).

Following quarter-end, Mr. John F. Harris officially retired from the board of directors on July 20, 2007.  Notice of his departure was filed on Form 8-K dated June 20, 2007.

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

CITIZENS FINANCIAL CORP.

Date:	8/8/07	/s/ Robert J. Schoonover
Robert J. Schoonover
President and
Chief Executive Officer

Date:	8/8/07	/s/ Thomas K. Derbyshire
Thomas K. Derbyshire
Vice President, Treasurer and
Principal Financial Officer