Form 10-Q
period 2007-09-30
CITIZENS FINANCIAL CORP/DE/
filed 2007-11-14
CIK 764156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended	September 30, 2007

Commission file number 2-96144

CITIZENS FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	55-0666598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

213 Third Street, Elkins, West Virginia	26241
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	November 14, 2007

Common Stock ($2 par value)	1,829,504

FORM 10-Q
CITIZENS FINANCIAL CORP.
Quarter Ended September 30, 2007

INDEX

Page No

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets September 30, 2007 and December 31, 2006	3

Condensed Consolidated Statements of Income Three Months Ended September 30, 2007 and September 30, 2006 and Nine Months Ended September 30, 2007 and September 30, 2006	4

Statements of Comprehensive Income/Loss Three Months Ended September 30, 2007 and September 30, 2006 and Nine Months Ended September 30, 2007 and Sept. 30, 2006	5

Condensed Consolidated Statements of Changes in Shareholders' Equity Nine Months Ended September 30, 2007 and September 30, 2005	6

Condensed Consolidated Statements of Cash Flows Nine Months September 30, 2007 and September 30, 2006	7

Notes to Condensed Consolidated Financial Statements	8-14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14-22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

Part II. Other Information and Index to Exhibits

Items 1 through 6	24

Signatures	25

Certification by Executive Officers Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002	26-29

Index

PART I ITEM I - FINANCIAL INFORMATION
CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	Sept. 30,	Dec. 31,
	2007	2006
	(Unaudited)	*
ASSETS

Cash and due from banks	$5,171	$6,065
Interest bearing deposits with other banks	2,311	30
Federal funds sold	600	-
Securities available for sale, at fair value	56,674	59,745
Loans, less allowance for loan losses of $2,098 and $1,873, respectively	171,377	166,218
Premises and equipment, net	4,179	4,331
Accrued interest receivable	1,418	1,393
Other real estate	55	446
Other assets	4,622	4,752
Total Assets	$246,407	$242,980

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest bearing	$26,330	$27,103
Interest bearing	175,720	169,440
Total deposits	202,050	196,543
Short-term borrowings	17,915	19,833
Long-term borrowings	2,810	3,512
Other liabilities	2,627	2,814
Total liabilities	225,402	222,702

Commitments and contingencies	-	-

SHAREHOLDERS' EQUITY

Common stock, $2.00 par value, authorized 4,500,000 issued 2,250,000	4,500	4,500
Retained earnings	21,340	20,843
Accumulated other comprehensive income/(loss)	(1,003)	(1,233)
Treasury stock at cost, 420,496 shares	(3,832)	(3,832)
Total shareholders' equity	21,005	20,278
Total Liabilities and Shareholders' Equity	$246,407	$242,980

*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
INTEREST INCOME

Interest and fees on loans	$3,491	$3,406	$10,178	$9,571
Interest and dividends on
securities:
Taxable	453	472	1,419	1,530
Tax-exempt	155	75	387	226
Interest on interest bearing deposits with other banks	33	20	79	25
Interest on federal funds sold	3	2	12	20
Total interest income	4,135	3,975	12,075	11,372

INTEREST EXPENSE

Interest on deposits	1,532	1,308	4,417	3,477
Interest on short-term borrowings	187	227	520	620
Interest on long-term borrowings	33	42	104	134
Total interest expense	1,752	1,577	5,041	4,231
Net interest income	2,383	2,398	7,034	7,141
Provision for loan losses	149	69	805	275
Net interest income after provision for loan losses	2,234	2,329	6,229	6,866

NONINTEREST INCOME

Trust department income	56	53	167	149
Brokerage fees	35	26	112	90
Service fees	267	216	769	625
Insurance commissions	8	9	17	20
Security gains/(losses)	-	-	-	(18)
Secondary market loan fees	17	22	83	87
Other	64	60	215	210
Total noninterest income	447	386	1,363	1,163

NONINTEREST EXPENSE

Salaries and employee benefits	927	965	2,895	2,850
Net occupancy expense	119	99	329	280
Equipment expense	80	102	293	339
Data processing	126	105	391	411
Director fees	58	74	193	204
Postage	47	41	131	130
Professional service fees	103	61	243	267
Stationery	44	35	119	109
Software expense	58	46	142	135
Net cost of operation of other real estate	269	77	451	133
Other	258	292	810	740
Total noninterest expense	2,089	1,897	5,997	5,598

Income before income taxes	592	818	1,595	2,431
Income tax expense	160	268	439	777
Net income	$432	$550	$1,156	$1,654
Basic and fully diluted earnings per common share	$0.23	$0.30	$0.63	$0.90

Weighted average shares outstanding	1,829,504	1,837,959	1,829,504	1,846,391

Dividends per common share	$0.12	$0.12	$0.36	$0.36

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
STATEMENTS OF COMPREHENSIVE INCOME/LOSS
(In thousands of dollars)

	Three Months Ended		Nine Months Ended
	Sept. 30		Sept. 30
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Net income	$432	$550	$1,156	$1,654

Other comprehensive income:
Gross unrealized gains/(losses) arising during the period	555	555	371	187
Adjustment for income tax benefit	(211)	(211)	(141)	(71)
	344	344	230	116

Add: Reclassification adjustment for (gains)/losses included in net income	-	-	-	18
Adjustment for income tax expense/(benefit)	-	-	-	(7)
	-	-	-	11
Other comprehensive income/(loss), net of tax	344	344	230	127

Comprehensive income/(loss)	$776	$894	$1,386	$1,781

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands of dollars)

			Nine Months Ended September 30, 2007 and 2006
			(unaudited)

					Accumulated		Total
			Additional		Other		Share-
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	holders'
	Shares	Amount	Capital	Earnings	Income/(Loss)	Stock	Equity

Balance, January 1, 2007	2,250,000	$4,500	$-	$20,843	$(1,233)	$(3,832)	$20,278
Net income	-	-	-	1,156	-	-	1,156
Net change in unrealized gain/loss on securities	-	-	-	-	230	-	230
Cash dividends declared($0.36 per share)	-	-	-	(659)	-	-	(659)

Balance September 30, 2007	2,250,000	$4,500	$-	$21,340	$(1,003)	$(3,832)	$21,005

Balance, January 1, 2006	750,000	$1,500	$2,100	$20,704	$(1,316)	$(3,375)	$19,613
Net income	-	-	-	1,654	-	-	1,654
Net change in unrealized gain/loss on securities	-	-	-	-	127	-	127
Cash dividends declared ($0.36 per share)	-	-	-	(664)	-	-	(664)
Purchase of 17,772 treasury stock	-	-	-	-	-	(333)	(333)
Stock split effected in the form of a 200% stock dividend	1,500,000	3,000	(2,100)	(900)	-	-	-

Balance September 30, 2006	2,250,000	$4,500	$-	$20,794	$(1,189)	$(3,708)	$20,397

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:	(Unaudited)
Net Income	$1,156	$1,654
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	805	275
Depreciation and amortization	241	272
Amortization on securities	23	55
Loss on sale of securities	-	18
Loss on sale of other real estate	284	89
Provision for loss on other real estate	113	-
Increase in accrued interest receivable	(25)	(12)
Decrease in other assets	124	150
(Decrease)/increase in other liabilities	(187)	29
Cash provided by operating activities	2,534	2,530

Cash flows from investing activities:
Principal payments, available for sale securities	1,395	1,510
Proceeds from sales of available for sale securities	296	3,694
Proceeds from maturities and calls, available for sale securities	13,655	11,500
Purchases of available for sale securities	(11,927)	(7,590)
Purchases of premises and equipment	(79)	(270)
Proceeds from sale of other real estate	1,106	158
Increase in loans	(7,221)	(12,445)
Cash used in investing activities	(2,775)	(3,443)

Cash flows from financing activities:
Cash dividends paid	(659)	(664)
Acquisition of treasury stock	-	(333)
Decrease in short-term borrowing	(1,918)	(2,233)
Repayment of long-term borrowing	(702)	(1,281)
Increase in time deposits	933	8,747
Increase/(decrease) in other deposits	4,574	(3,599)
Cash provided by financing activities	2,228	639

Net increase/(decrease) in cash and cash equivalents	1,987	(274)
Cash and cash equivalents at beginning of period	6,095	8,773

Cash and cash equivalents at end of period	$8,082	$8,499

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,006	$4,081
Income taxes	738	971

Supplemental Schedule of Noncash Investing and
Financing Activities:
Other real estate and other assets acquired in settlement of loans	$1,257	$559

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

The condensed consolidated statements contained herein include the accounts of Citizens Financial Corp. and its wholly-owned subsidiary Citizens National Bank ("the bank").  All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated.  In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made.  All such adjustments were of a normal, recurring nature.  The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.  The financial statements and notes included herein should be read in conjunction with those included in Citizens' 2006 Annual Report to Shareholders and Form 10-K.

NOTE 2 – RECLASSIFICATIONS

Certain accounts in the condensed consolidated financial statements for 2006, as previously presented, have been reclassified to conform with current year classifications.

NOTE 3 - SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 2007 and December 31, 2006 are summarized as follows (in thousands):

	September 30, 2007

				Carrying
				Value
				(Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value)
	(Unaudited)

Available for sale:
U.S. Government agencies and corporations	$32,078	$86	$85	$32,079
Mortgage backed securities-
U.S. Government agencies and corporations	7,049	-	102	6,947
Tax exempt state and political subdivisions	16,853	12	151	16,714
Federal Reserve Bank stock	108	-	-	108
Federal Home Loan Bank stock	663	-	-	663
Community Financial Services Inc. stock	163	-	-	163
Total securities available for sale	$56,914	$98	$338	$56,674

Index

	December, 31, 2006*

				Carrying
				Value
				(Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value)

Available for sale:
U.S. Government agencies and corporations	$41,921	$5	$415	$41,511
Mortgage backed securities-
U.S. Government agencies and corporations	8,374	-	149	8,225
Tax exempt state and political subdivisions	9,183	16	68	9,131
Federal Reserve Bank stock	108	-	-	108
Federal Home Loan Bank stock	770	-	-	770
Total securities available for sale	$60,356	$21	$632	$59,745

* From audited financial statements

The tables below provide summaries of securities available for sale which were in an unrealized loss position at September 30, 2007 and December 31, 2006.  As of September 30, 2007, these securities had a total fair value of $41,369,000 and carried unrealized losses of $338,000 or 0.8%.  Securities which have been in a continuous loss position for the past twelve months total $30,650,000.  The unrealized loss pertaining to these securities is $234,000 or 0.8%.  Many of these losses are on securities issued by U.S. government agencies and corporations which carry the implied faith and credit of the U.S. Government.  The other losses are on municipal instruments.  With the exception of one municipal which is not rated, all of these instruments carry A ratings from the major credit rating agencies.  We believe that these unrealized losses are the result of changing interest rates and that, along with our intent and ability to hold these investments to maturity, provide strong evidence that we will fully recover our investment.  In addition, no losses have been recognized on the $54,092,000 of securities that carried unrealized losses at December 31, 2006.

	September 30, 2007
	Securities Available for Sale
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and corporations	$-	$-	$19,652	$85	$19,652	$85
Mortgage backed securities-
U.S. Government agencies and corporations	844	3	6,024	99	6,868	102
Tax exempt state and political subdivisions	9,875	101	4,974	50	14,849	151
Total securities available for sale	$10,719	$104	$30,650	$234	$41,369	$338

Index

	December 31, 2006*
	Securities Available for Sale
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and corporations	$5,332	$13	$33,264	$401	$38,596	$414
Mortgage backed securities-
U.S. Government agencies and corporations	2,783	10	5,327	139	8,110	149
Tax exempt state and political subdivisions	3,441	18	3,945	51	7,386	69
Total securities available for sale	$11,556	$41	$42,536	$591	$54,092	$632

*From audited financial statements.

The maturities, amortized cost and estimated fair values of the bank's securities at September 30, 2007 are summarized as follows (in thousands):

	Available for sale
	Amortized	Estimated
	Cost	Fair Value

Due within 1 year	$19,874	$19,803
Due after 1 but within 5 years	27,778	27,698
Due after 5 but within 10 years	7,338	7,262
Due after 10 years	990	977
Equity securities	934	934
	$56,914	$56,674

Mortgage backed securities have remaining contractual maturities ranging from 1 month to 13.42 years and are reflected in the maturity distribution schedule shown above based on their anticipated average life to maturity, which ranges from 0.12 to 4.51 years.  The company’s equity securities are required to be held for membership in the Federal Reserve and Federal Home Loan Bank and are shown at cost since they may only be sold to the respective issuer or another member at par.  Similarly, the company purchased a $163,000 investment in equity securities of Community Financial Services Inc. in the second quarter.  Community Financial Services Inc. is the holding company of one of our correspondent banks, the Bankers Bank.  Like the other equity securities we hold, this stock can only be traded between member organizations.

The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the nine month periods ended September 30, 2007 and 2006 are as follows (in thousands):
	Proceeds From			Gross Realized
		Calls and	Principal
	Sales	Maturities	Payments	Gains	Losses

September 30, 2007:
Securities available for sale	$296	$13,655	$1,395	$-	$-

September 30, 2006:
Securities available for sale	$3,694	$11,500	$1,510	$-	$18

At September 30, 2007 and December 31, 2006 securities with an amortized cost of $32,252,000 and $30,808,000, respectively, with estimated fair values of $32,143,000 and $30,449,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

At September 30, 2007 and December 31, 2006 our securities portfolio contained no concentrations within any specific industry or issuer.

Index

NOTE 4 - LOANS

Total loans are summarized as follows (in thousands):

	September 30, 2007	December 31, 2006
	(Unaudited)	*

Commercial, financial and agricultural	$25,912	$26,969
Real estate - construction	11,084	13,965
Real estate – home equity	7,163	7,985
Real estate – residential mortgage	61,811	61,401
Real estate – commercial mortgage	54,917	45,579
Installment loans	10,708	10,635
Other	2,029	1,611
Total loans	173,624	168,145
Net deferred loan origination fees and costs	(148)	(54)
Unearned income	(1)	-
Total	173,475	168,091
Allowance for loan losses	(2,098)	(1,873)
Loans, net	$171,377	$166,218

* From audited financial statements

Loans in a nonaccrual status were $4,581,000 and $2,208,000 at September 30, 2007 and December 31, 2006, respectively.

Many of our loans in a nonaccrual status are also considered impaired.  At September 30, 2007 our recorded investment in impaired loans was $4,160,000.  The valuation allowance assigned to these loans totaled $1,194,000. Our average investment in the impaired loans was $3,817,000 during the quarter.  The amount of interest income recorded on them in the third quarter was $80,000 while the amount of interest collected was $70,000.  Impaired loans at December 31, 2006 were $5,148,000.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

     Analyses of the allowance for loan losses are presented below (in thousands):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Balance at beginning of period	$2,103	$1,778	$1,873	$1,597

Loans charged off:
Commercial and industrial	149	2	334	26
Real estate – res. mortgage	-	-	-	-
Real estate – comm. mortgage	-	-	242	-
Consumer and other	6	14	30	21
Total	155	16	606	47

Recoveries:
Commercial and industrial	-	2	-	2
Real estate - mortgage	-	-	-	-
Consumer and other	1	3	26	9
Total recoveries	1	5	26	11

Net losses	154	11	580	36

Provision for loan losses	149	69	805	275
Balance at end of period	$2,098	$1,836	$2,098	$1,836

Index

NOTE 6 - DEPOSITS

The following is a summary of interest bearing deposits by type (in thousands):
	Sept. 30, 2007	December 31, 2006
	(Unaudited)	*

Interest bearing checking	$48,593	$41,768
Money market accounts	5,598	5,979
Savings accounts	21,649	22,746
Certificates of deposit under $100,000	60,001	59,950
Certificates of deposit of $100,000 or more	39,879	38,997
Total	$175,720	$169,440

* From audited financial statements

NOTE 7 - BORROWINGS

The following table summarizes our borrowings by type (in thousands):

	Sept. 30, 2007	December 31, 2006
	(Unaudited)	*

Short-term borrowings:
Securities sold under agreements to repurchase	$17,915	$15,970
Federal funds purchased	-	425
Overnight advances from Federal Home Loan Bank of Pittsburgh (FHLB) line of credit	-	3,438
Total	$17,915	$19,833

Long-term borrowings:
Advances from FHLB	$2,810	$3,512

* From audited financial statements

 Long-term borrowings are obtained from FHLB and are used to finance specific lending activities.

NOTE 8 - EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost of our pension and other benefit plans are presented below (in thousands):

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Service cost	$87	$84	$15	$18
Interest cost	217	204	21	24
Expected return on plan assets	(248)	(247)	-	-
Net amortization and deferral	59	59	7	12
Net periodic cost	$115	$100	$43	$54

In the first nine months of 2007 we contributed $112,000 to our pension plan. A payment of $70,000 was made to the pension plan in 2006.

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

Financial instruments whose contract	Sept. 30, 2007	December 31, 2006
amounts represent credit risk	(unaudited)	*
(in thousands)
Commitments to extend credit	$26,299	$22,054
Standby letters of credit`	344	462
Total	$26,643	$22,516

The bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

* From audited financial statements.

NOTE 11 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period.  For the nine months ended September 30, 2007 and 2006 the weighted average number of shares outstanding were, 1,829,504 and 1,846,391, respectively.  During the periods ended September 30, 2007 and 2006 the company did not have any dilutive securities.

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

Description of Business

Citizens Financial Corp. is a $246 million Delaware corporation headquartered in Elkins, WV.  From there our wholly-owned subsidiary, Citizens National Bank of Elkins, provides loan, deposit, trust, brokerage and other banking and related services to customers in northcentral and eastern West Virginia and nearby areas through six branch offices.  We conduct no business other than the ownership of our subsidiary bank.

FORWARD LOOKING STATEMENTS

This report contains forward looking statements which reflect our current expectations based on information available to us.  These forward looking statements involve uncertainties related to the general economic conditions in our nation and other broad based issues such as interest rates and regulations as well as to other factors which may be more specific to our own operations.  Examples of such factors may include our ability to attract and retain key personnel, implementing new technological systems, providing new products to meet changing customer and competitive demands, our ability to successfully manage growth strategies, controlling costs, maintaining our net interest margin, maintaining good credit quality, and others.  Forward looking statements can be identified by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plans”, “intends”, or similar words.  We do not attempt to update any forward looking statements.  When provided, we intend forward looking information to assist readers in understanding anticipated future operations and we include them pursuant to applicable safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  When considering forward looking statements, you should keep in mind the cautionary statements in this document and in our other SEC filings, including the “Risk Factors” section in Item 1A of our 2006 Annual Report on Form 10-K.  Although we believe the expectations reflected in our forward looking statements are reasonable, actual results could differ materially.

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

OVERVIEW

The economic climate in the rural area in which we operate does not always have the same degree of growth or contraction that a more urban area may experience relative to national trends; however, during 2007 our economic climate has been somewhat subdued.  A slowdown in our local housing market has impacted our mortgage loan demand, while the national slowdown in the housing market along with rising fuel costs have prompted reduced activity in our local lumber, trucking, and tourism industries.  Also, the increase in the federal minimum wage may strain some of the small businesses in our markets, where a significant number of the employed earn wages well-below the national median.  These economic conditions have contributed to our limited loan growth during 2007 and allowed us to have more than ample liquidity.  We have responded to these factors by reducing our competitive stance on deposit products in order to limit the influx of additional liquidity in the form of certificates of deposit.

Asset growth over the first nine months of 2007 has been conservative with an increase of $3.4 million to $246.4 million.  Net loans have increased by $5.2 million to $171.4 million with most of that growth being in commercial credits, and most of that growth occurring in the third quarter of 2007.  Similarly, deposit growth was $5.5 million and was centered in interest bearing checking.

The first nine months of 2007 resulted in net income of $1,156,000 which was $498,000 or 30.1% less than the same period last year.  The decrease in earnings was largely attributable to an increase in our provision for loan losses of $530,000 which primarily reflects the risk in one particular credit, as well as $318,000 of increased costs associated with the operation, valuation, and disposition of other real estate acquired in satisfaction of loans.

Index

A more detailed discussion of the factors impacting our financial condition and results of operations follows.  Amounts and percentages used in that discussion have been rounded.

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

Net interest margin for the first three quarters of 2007 is 4.21%, slightly higher than our peer banks’ average margin of 4.14%, however this is 14 basis points lower than our margin for the same period last year.  The margin compression we have experienced over the last year is primarily the result of our efforts to remain competitive in our markets with certificate of deposit rates.  During the first quarter of 2007 we implemented a strategy to help limit further compression in the short-term by reducing our offering rates on some of our certificates of deposit.  We have been successful at maintaining a 4.21% margin consistently throughout the first nine months of 2007.

The increase in interest expense on interest bearing liabilities was maintained at $810,000 in the first nine months of 2007, and was largely the result of the competitive interest rate pressures described above.  Along with this strategy, higher interest rates and growth in the average balance of interest earning assets produced an increase in interest income of $703,000, resulting in a net interest income decrease of only $107,000.  Furthermore, net interest income only decreased $15,000 in the third quarter as we continued to closely monitor rates on our certificates of deposit to control interest expense.

With the recent rate reductions in the federal funds target rate, we have experienced some reduction in the competitive pressure to price our deposit products higher.  However, this rate reduction will also affect interest income on our variable rate loan portfolio.  We will continue to employ strategies to minimize our margin compression.

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

Index

Through the first nine months of the year the provision for loan losses has increased $530,000 to $805,000, including a third quarter increase of $80,000.  The primary reason for the increase lies with one particular commercial credit.  Additional information on this credit can be found in the “Credit Quality and Allowance for Loan Losses” section of this report.

The amount of the provision for loan losses is a function of our overall assessment of loan quality and the adequacy of the allowance for loan losses, which itself  relies on a significant use of judgment and estimates, therefore, the provision for loan losses expense may increase or decrease in the future.  Please refer to the “Credit Quality and Allowance for Loan Losses” section of this report for more information on the quality of our loan portfolio and for further discussion of the estimation methods and assumptions we use in analyzing the allowance.

NONINTEREST INCOME

Noninterest income includes all revenues other than those related to earning assets.  Through September 30 noninterest income totaled $1,363,000, up 17.2% from $1,163,000 at the same point last year.  The third quarter total of $447,000 was 15.8% higher than last year as well.

The largest component of noninterest income is service fees where increases in overdraft and ATM and debit card program fees have contributed to a $144,000 improvement so far this year.  Our brokerage and trust programs continue to be major contributors to noninterest income, collectively accounting for a $40,000 increase in 2007. However, our secondary market loan program which is also a major contributor to noninterest income remained flat.  The reasons for the third quarter improvement are very similar to year-to-date performance.

NONINTEREST EXPENSE

Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes.  Historically our level of noninterest expense has been higher than average, partly due to the relatively smaller branch facilities we operate.  Therefore, controlling noninterest expense is a key factor to achieving higher earnings.

For the first nine months of 2007 noninterest expense has increased $399,000 or 7.1% to $5,997,000 over the same period last year.  Likewise, third quarter noninterest expense has increased $192,000 or 10.1% to $2,089,000.  Both the quarterly increase, as well as the year-to-date increase are largely attributable to costs associated with the operation, valuation, and disposition of other real estate acquired in satisfaction of loans.  These costs totaled $451,000 for 2007 and account for $318,000 of the increase in total noninterest expense.  At June 30, the bank had remaining foreclosed properties valued at $1.2 million.  During the third quarter the bank disposed of all remaining foreclosed properties with the exception of two properties with a total value of $55,000.  Three properties were sold at public auction resulting in a $269,000 loss on sale for the third quarter.

Salaries and employee benefits have increased by only $45,000 or 1.6% to $2,895,000 during the first nine months of 2007 despite the addition of a chief credit officer, retail banking manager, and credit analyst.  The salaries for all of these professionals were not present in the first half of 2006.  With management’s continued effort to become more efficient and realign workflow, salaries and benefits expense improved by $38,000 or 3.9% in the third quarter compared to last year.

Index

Other noninterest expense accounts for $70,000 of the increase in total noninterest expense for the first three quarters of 2007 primarily related to additional Delaware franchise tax and increased expenses due to regulatory requirements.  On a quarterly basis, other noninterest expense actually improved by $34,000 to $258,000 as we had made a normal contribution to a local educational institution in the second quarter rather than the typical third quarter contribution.

INCOME TAXES

Our provision for income taxes for the first nine months of 2007 of $439,000 includes both federal and state income taxes.  At this level taxes were 27.5% of pretax income.  Quarterly taxes were $160,000.  Through nine months of 2006 income tax expense totaled $777,000 or 32.0% of pretax income.  Except for income earned on loans to and bonds issued by municipalities and earnings on certain life insurance policies, all of our income is taxable.  The decrease in the tax rate in 2007 is primarily attributable to higher earnings from our increasing investment in municipal bonds.  We are not subject to the alternative minimum tax, however.

FINANCIAL CONDITION

LOAN PORTFOLIO

As mentioned earlier in this report, we have experienced a slower economic climate in 2007 resulting in limited loan growth.  While growth has been slower than what we normally experience, we have been careful not to accept loans of lower quality in exchange for higher loan volumes.  Instead, we remain committed to increasing our loan portfolio with proper attention to credit quality.

Loan growth for the third quarter was $3.7 million while year-to-date growth was $5.2 million or 3.1%.  The increase is primarily centered in commercial lending as has been the case for Citizens for several years.  Commercial real estate loans have increased $9.3 million in 2007 despite the overall reduced loan demand we have experienced.  This is mainly a result of a $5 million transfer of construction to permanent financing, as well as our partnering with another community bank outside our marketing area in order to provide funding for two separate commercial real estate projects.  Other commercial loans not secured by real estate have decreased by $1 million since year-end.  The majority of our commercial loans are secured by real property, regardless of whether repayment is linked to cash generated by the use or sale of the real estate.  In cases where repayment is linked to such use, the timing and stability of the cash flow, secondary sources of repayment, loan guarantees, and collateral valuations are all important considerations in granting the loan.

Retail lending or lending to consumers for autos, homes, or other purposes has been difficult for Citizens over the past several years.  Auto manufacturers and specialized mortgage lenders have become very aggressive in attracting consumers away from traditional banking institutions.  The residential mortgage portfolio has remained relatively level since year-end at $61 million.  Citizens has been successful in stabilizing our installment loan portfolio by adopting an automobile loan promotion in the latter part of 2006 and converting this promotion into a regular product offering in 2007.  Prior to this initiative, installment loans had been declining for several years.  Citizens will continue to actively seek strategies to increase retail loans.  These efforts aimed at portfolio diversification will not only open up new lending opportunities and reduce loan risk, they will also reduce the risk that falling interest rates may pose.

Index

CREDIT QUALITY AND ALLOWANCE FOR LOAN LOSSES

After recognizing an increase in the level of our credit risk in 2006 we took aggressive actions to improve our ability to manage that risk.  Among them were the hiring of a chief credit officer and credit analyst, assigning our most crucial credits to one of our senior lenders, adopting a new loan policy and grading system, improving our exception tracking, and outsourcing our loan review function.  We have also centralized our loan processing to improve efficiency and maintain underwriting consistency in all of our branches.  All of these improvements enable us to increase the quality of our loan portfolio and our ability to control the associated risks.

We continue to closely monitor loans which carry the greatest risk and develop detailed strategies to manage those credits.  Over the last nine months we have improved our position with regard to several such loans.  In some cases this involved foreclosing on the collateral securing the loans.  We have had foreclosures in 2007 approximating $1.2 million, but currently only two properties valued at $55,000 remain.  For the first nine months of 2007 our costs associated with these properties totals $451,000 and includes net losses, valuation adjustments, and other expenses related to the maintenance or disposition of the properties.  Despite the added charges we have incurred by engaging in the foreclosure process, we believe that gaining control of these assets was ultimately the most financially sound process for seeking a return on our investment and securing our interest in these assets.

At September 30, 2007 past due loans totaled $2.8 million or 1.6% of gross loans.  At this level past dues have improved by $2.5 million since year-end 2006 when past due loans totaled $5.3 million or 3.2%.  Also, within the improvement in overall past dues, loans past due more than ninety days has also decreased by $730,000 to $346,000.  These improvements are due to both the foreclosure process mentioned above, as well as increased collection efforts and enhanced monitoring processes.

Despite the improvement in past dues, loans in a nonaccrual status have increased by $2.4 million to $4.6 million since year-end.  The majority of this increase is related to one particular commercial credit carrying a balance of $2.7 million.  This loan has remained and continues to remain current without becoming past due, however, the business continues to have significant risk and we continue to monitor this situation closely.

Our current credit risk remains higher than desired, however, we believe we are continuing to take appropriate actions and that our portfolio risk is being systematically reduced.  Attention to credit quality will continue to be our primary focus for the remainder of 2007.

Our allowance for loan losses is determined quarterly by evaluating specific larger loans as well as pools of similar homogeneous loans.  Adjustments to pooled factors for various trends, economic conditions, changes in our credit management practices and abilities, and other factors may also be made.  By employing a disciplined methodology we arrive at an allowance for loan losses that we estimate is adequate to provide for the inherent losses in our loan portfolio.

Index

At the end of the third quarter, our allowance for loan losses was $2,098,000 or 1.21% of gross loans, compared to $1,873,000 or 1.11% at year-end.  Despite improving past due trends and our continued attention to credit quality, we found it necessary to increase the allowance estimate during the second quarter due to an increased specific reserve associated with the $2.7 million nonaccrual credit described above.  Despite this loan’s continued trend of timely payment, our analysis and monitoring has revealed that the business risk associated with this credit continues to be greater than we would like.  Therefore, we recognize the greater inherent risk and continue to carry a large specific reserve on this credit at September 30.

Even though we are experiencing a period of increased risks in our loan portfolio, in many cases our collateral position helps limit our exposure to losses.  We believe we are well-equipped to manage and resolve the risks contained in our portfolio.  Based on the information available to us, we believe that our analyses are comprehensive and our allowance is adequate as of the report date.  However, there can be no assurance that changes to our allowance for loan losses will not be required in the future as a result of changes in the assumptions which underlie our estimations or changes in economic conditions or the business conditions of individual borrowers.

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

During the first nine months of 2007 our securities portfolio decreased by $3 million to $56.7 million, while federal funds sold and interest bearing deposits with other banks increased from $30,000 to $2.9 million.  Maturing securities totaled $13.7 million for the first nine months of 2007. Of this amount, $12.8 million were federal agency bonds.  The limited loan growth we have experienced in 2007 coupled with the relatively flat nature of the yield curve have prompted Citizens to reinvest much of the funds from these maturities in municipal instruments with higher yields and longer maturities.  This strategy will help to extend the duration of the portfolio, improve the portfolio yield, and also provide some shielding to the declining interest rates we have recently experienced.  Of the $11.9 million in security purchases, $8.6 million were municipal instruments.  The average duration of our securities portfolio has increased from 1.9 to 2.5 years since year-end, while we have also increased the portfolio yield by 47 basis points on a fully tax equivalent basis.

As illustrated in Note 3 to the condensed consolidated financial statements, a number of our securities have fair values which are less than their amortized book value as a result of changing interest rates.  All of the issuers carry good to exceptional credit rating and are of sound financial condition.  The quality of the issuer, as well as our intent and ability to hold these investments until maturity, support that we do not consider these investments to be other than temporarily impaired.  As a result, we do not have nor do we expect any negative income consequences in the future related to our securities portfolio.

Index

DEPOSITS AND OTHER FUNDING SOURCES

Total deposits increased by $5.5 million to $202 million during 2007.  Nearly all of this increase is in interest bearing checking as we have seen a seasonal increase in deposits from local taxing authorities as well as some of our larger commercial clients.

The level of our noninterest bearing as well as other interest bearing deposits has experienced little fluctuation throughout 2007.  We usually experience the most deposit growth in certificates of deposit.  However, in 2007 we have successfully employed strategies to limit that growth and control the increasing costs of these products, as our loan demand and loan growth has been somewhat subdued compared to recent years.  By limiting the influx of deposits, we are successfully managing our liquidity needs and preventing further net interest margin compression.  Recent Federal Reserve reductions in the federal funds target rate may prompt us to take a different approach to our pricing strategy as we see competitive pressure on deposit pricing easing in our markets.

Historically our borrowings have consisted of repurchase agreements, Federal Home Loan Bank borrowings, and, when necessary, overnight borrowings such as federal funds purchased.  At September 30, 2007, we had total borrowings of $20.7 million compared to $23.3 million at year-end.  The $2.6 million decrease is mainly attributable to the limited loan demand we have experienced and the excess liquidity in the form of overnight funds that have prevented us from being in an overnight borrowing position at September 30.  Our level and type of future borrowings will depend on the need to fund additional asset growth and the availability and cost of alternative funds, including deposits as described above.  Should a need arise, we have ample sources of funding available to us as explained later in this report.

CAPITAL RESOURCES

Our total capital of $21,005,000, or 8.5% of assets has increased by $727,000 since December 31, 2006 when capital was $20,278,000 or 8.3%.  We believe this level of capital, as well as our capital structure, is appropriate to support current and anticipated future operations.  Banking regulations have established other capital measures based on the general risk characteristics of the bank’s asset base.  We continue to exceed all such regulatory capital measures and know of no events or trends which are likely to materially impair future capital levels.

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

Index

We monitor liquidity on a regular basis by preparing projected balance sheets and analyzing our sources and uses of funds.  Historically, we have satisfied our liquidity needs through internal sources with the exception of certain loans which have been funded by borrowing funds from the Federal Home Loan Bank of Pittsburgh and the use of overnight borrowings for short-term needs.  Currently, we have access to approximately $101 million through various FHLB programs in addition to available borrowing facilities with other correspondent banks.

During 2007 our limited loan growth has resulted in ample liquidity.  We expect to continue to satisfy our liquidity needs primarily through internal sources of funds.  Should a liquidity need arise, we may increase the competitiveness of certificate of deposit rates or use funds from maturing securities.

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

Index

Part I Item 3
Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices.  Our primary market risk is interest rate risk which results from timing differences in the repricing of assets, liabilities and off-balance-sheet instruments.  We attempt to control interest rate risk through our asset/liability committee which is comprised of members of senior management and other management personnel.  Some amount of interest rate risk is inherent and appropriate in banking.

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

At September 30, 2007, we measured the impact an immediate and sustained change in interest rates of 100, 200 and 300 basis points, applied to all of our earning assets and interest bearing liabilities, would have on our net interest income over the next twelve months.  These tests indicate that net interest income can be expected to change by no more than 2.8% for each 100 basis point change in interest rates.

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

As of September 30, 2007 Citizens Financial Corp. was involved in various legal proceedings which occur in the normal course of business. We believe all such litigation will be resolved without materially affecting our financial position or results of operations.  There are no other material proceedings known to be threatened or contemplated against either Citizens Financial Corp. or Citizens National Bank.

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

CITIZENS FINANCIAL CORP.

Date:	11/13/07	/s/ Robert J. Schoonover
Robert J. Schoonover
President
Chief Executive Officer

Date:	11/13/07	/s/ Thomas K. Derbyshire
Thomas K. Derbyshire
Vice President, Treasurer and
Principal Financial Officer