Form 10-K
period 2007-12-31
CITIZENS FINANCIAL CORP/DE/
filed 2008-03-26
CIK 764156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended     December 31, 2007

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

Yes ☒                                                     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐                                                      No ☒

The aggregate market value of Citizens Financial Corp. common stock, representing all of its voting stock that was held by nonaffiliates as of the last business day of Citizens most recently completed second fiscal quarter, approximated $27,354,000.

As of March 12, 2008 Citizens Financial Corp. had 1,829,504 shares of common stock outstanding with a par value of $2.00.

Documents incorporated by reference:  None

CITIZENS FINANCIAL CORP.
FORM 10-K INDEX

Index

Citizens Financial Corp.
Form 10-K, Part I

Item 1.  Business

Organizational History and Subsidiaries

Citizens Financial Corp., ("Citizens" or the “company"), is a $247 million bank holding company providing retail and commercial banking services primarily in central and eastern West Virginia.  Citizens was incorporated in the State of Delaware in 1986 and is the parent company and sole owner of Citizens National Bank of Elkins (the “bank”).

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

Lending Activities

One of the objectives held by the bank’s founders is the granting of loans to creditworthy individuals and businesses, and the bank now provides such services from each of its six offices.  In this regard, the bank has developed three primary loan portfolios:  real estate, commercial, and consumer. The real estate loan portfolio can be further segmented into four distinct categories:  construction, home equity, residential mortgage, and commercial mortgage.  Construction loans are typically made for the construction of residential or commercial properties and have short maturity intervals of one year or less.  These loans are often times converted to permanent financing and transferred to either the residential or commercial real estate categories.  Home equity loans are generally lines of credit issued on residential properties that allow customers to access funds through check writing privileges.  Residential mortgage loans are typically made for the purchase or refinancing of single family homes and are usually secured by a first lien deed of trust.  In general, these loans do not exceed an 80% loan to value ratio as determined by the use of independent appraisals or evaluations and carry a variable interest rate.  Nearly all residential real estate loans are made within the bank’s primary market area, and they tend to be in amounts of under $100,000.  Loans, be they for residential real estate or other purposes, which exceed the established lending limit of the loan officer require approval of a superior officer or the directors loan committee.  Historically, we have not experienced significant losses in this area, and these loans are viewed among the least risky made by the bank.  Nonetheless, these loans, particularly those with larger balances, are subject to periodic review by the bank’s loan review function.

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

Index

The commercial loan portfolio consists of loans to local businesses and are secured by liens on accounts receivable, inventory, machinery and equipment, or other business assets.  If necessary, personal guarantees of the business owners, key man life insurance, and other forms of collateral are also required although business cash flow represents the primary source of repayment.  These loans are subject to the risks of the borrower’s industry.  Such industries include auto dealerships, lumbering and lumber related businesses, various tourism and hospitality businesses, and retail and wholesale merchants.  Commercial loans are typically among the largest loans made by the bank and are considered to carry a higher level of risk than smaller loans.  Underwriting standards require a comprehensive credit analysis, and the appraisal of real property and significant machinery, such as lumbering equipment, held as collateral.  We attempt to limit risk by diversifying the commercial loan portfolio within the constraints of our economic market and closely monitoring any concentrations of credit. Periodic credit reviews of commercial loans are performed by the loan review function.

Due to the limited size of our market area as well as the increased competition for home mortgage and auto loans, we also participate in commercial loans in surrounding markets through other community banks similar to ourselves.  These loans may be secured by commercial real estate or other business property although the primary source of repayment is from business operations.  Because these loans may be outside our primary market area they are subject to extensive analysis including the business and credit history of the borrowers and any guarantors, cash flow and payment abilities, collateral valuations and other pertinent factors.  Additional security such as the assignment of life insurance and various loan covenants designed to limit risk are also obtained when necessary.  As of December 31, 2007, these loans totaled $25.6 million, or 14.8% of our total loan portfolio.

Consumer loans are made to individuals for the financing of household and personal needs, often the purchase of a car.  In such cases, the car is typically held as collateral although the bank does grant unsecured consumer loans usually for small amounts and with significantly higher interest rates than otherwise offered.  Cash flow analysis and knowledge of the financial strength and character traits of the borrower are important considerations in granting many consumer loans.  When securing consumer loans with cars, the value of the car relative to the loan is a key factor and is determined by auto industry guides. Loan terms on consumer loans are typically three to six years, depending on the type of collateral.  Unlike real estate and commercial loans, few consumer loans require loan committee approval or are subject to review by the loan review function.  As a result, risk is closely tied to adherence to proper underwriting procedures and the condition of the local economy.

Our credit policies and procedures are updated periodically and approved by the board of directors annually.  These policies and procedures are applied uniformly throughout Citizens’ banking network and are designed to ensure credit quality is maintained while meeting the legitimate credit needs of the communities we serve. Adherence to policies is ensured through testing performed by both the internal audit function and compliance officer.  Further information on our lending activities may be found in the Management’s Discussion and Analysis portion of this report as well as in the Notes to the accompanying consolidated financial statements.

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

The investment portfolio is managed by the bank’s chief financial officer who meets with the president on a quarterly basis to discuss investment strategies and related liquidity and interest sensitivity issues.  Additional information about the company’s investing activities is contained in the Management’s Discussion and Analysis and in the Notes to the accompanying consolidated financial statements.

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

Index

Banking Operations

Operationally, we have centralized administrative and support functions in an attempt to achieve consistency and efficiency.  The bank’s main office provides services such as bookkeeping, accounting, loan processing and administration, compliance, marketing, training and development, human resources, and information technology support.  Data processing, internal audit, and loan review, while administered through the main office, are provided through third parties who are experts in their fields.

Employees

As of February 29, 2008, Citizens National Bank had a staff of 88 full-time equivalent employees.  The bank’s employees are not represented by any union or other collective bargaining agreement and employee relations are believed to be good.  Citizens Financial Corp. does not have any paid employees.

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

We maintain offices in Randolph, Tucker, Grant and Pocahontas Counties, West Virginia where a total of 27 banking offices representing 12 banks are located.  As of June 30, 2007, the most recent date data is available, Citizens held a 23.2% share of the $852 million deposit base in those counties.

Technological advances have created new ways to serve customers and new forms of competition.  In 2004 we began offering internet banking as a way of reaching customers and meeting competitive demands.  Internet banking thus joins our other delivery channels which include telebanking, ATMs and in-person branch delivery.

Economic Characteristics of Citizens’ Marketplace

Citizens serves an area of West Virginia including the counties of Randolph, Tucker, Grant and Pocahontas.  This market is a largely rural, mountainous region covering approximately 2,876 square miles with a civilian labor force of 25,520.

The economy of this area typically does not experience highs or lows to the same degree as the national economy and is generally less prosperous than the nation as a whole.  Major industries in the area include lumber and wood products, tourism, and poultry operations.  Other major sources of employment include public schools, hospitals and other health care providers and various forms of local and state governmental services.  As of December, 2007, the unemployment rate in this market was 5.9% compared to 4.4% for West Virginia and 4.8% nationwide.  Average annual wages in the area approximate $28,869 which is below both state and national levels.  Ongoing roadway improvements are helping to improve access to and transportation within the area and are expected to provide long-term economic benefits.  However, the local economy is not expected to undergo significant changes in the short-term.

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

Index

Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, Citizens’ chief executive officer and chief financial officer are each required to certify that Citizens’ Quarterly and Annual Reports do not contain any untruestatement of a material fact.  The rules have several requirements, including having these officers certify that:  they are responsible for establishing, maintaining and regularly evaluating the effectiveness of Citizens’ internal controls; they have made certain disclosures to Citizens’ auditors and the audit committee of the Board of Directors about Citizens’ internal controls; and they have included information in Citizens’ Quarterly and Annual Reports about their evaluation and whether there have been significant changes in Citizens’ internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.  In 2007 additional regulations under Section 404 of Sarbanes-Oxley became applicable to Citizens.  In response to Section 404, management assesses the company’s system of internal control over financial reporting in order to determine whether the system is effective and that it meets the criteria of the Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on current information, we expect that in 2008 or 2009, Section 404 will require that our independent auditors also provide an attestation on management’s assertion of internal control over financial reporting.

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

The Banking Business is Very Competitive

As explained under Item 1 of this report, Citizens faces a high degree of competition for its services.

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

Item 2.  Properties

We provide services from offices owned by the bank including its approximately 16,940 square foot main office located at 213 Third Street, Elkins, West Virginia.  In addition, the bank owns a drive-in facility directly across from its main office on Third Street and it has owned and operated a 5,000 square foot full service branch in Parsons, West Virginia since 1984.  In 1992 a branch facility was opened in Beverly, West Virginia which contains approximately 1,840 square feet.  This facility, which is also owned, provides drive-in and ATM service in addition to traditional deposit and teller services.  Loan services were recently established at this location in November 2007.  During 2000 the bank acquired and opened a full service facility in Petersburg, West Virginia.  That facility was expanded in 2004 to 2,980 square feet.  We also constructed a full service facility in Slatyfork, West Virginia containing 3,200 square feet in 2000.  All of these facilities are fully utilized for banking purposes except the Parsons branch which leases approximately 800 square feet to a cable television company.

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

Item 3.  Legal Proceedings

As of December 31, 2007 Citizens Financial Corp. was not involved in any material legal proceedings.  The bank is involved in various legal proceedings which occur in the normal course of business, however.  After consultation with legal counsel, we believe that all such litigation will be resolved without materially affecting the company’s financial position or results of operations.  In addition, there are no material proceedings known to be threatened or contemplated against the company or its subsidiaries.

Index

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of Citizens  Financial Corp. during the fourth quarter of 2007.

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

Citizens has only one class of stock, that being common stock, and all voting rights are vested in its holders.  The shareholders of Citizens are entitled to one vote for each share of common stock owned on all matters subject to a vote of shareholders.  At February 29, 2008 shareholders of record numbered approximately 458.  The company has no plans to issue any other forms of capital.

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

Citizens maintains a policy under which it may repurchase shares of its own stock, subject to certain limitations, when the Board of Directors determines it is in the best interest of the company to do so.  Such shares are purchased on the open market through independent brokers.  At both December 31, 2007 and 2006 the company had repurchased 420,496 shares.  The purchase of these shares has not had a material impact on either capital or liquidity.  No plans currently exist regarding their use and there are no plans regarding future purchases.

The following table presents the high and low market prices for Citizens' common stock for the periods indicated.  Prices listed below that were prior to the stock split on April 14, 2006 have been restated to reflect the split.

	High	Low
First Quarter through
February 29, 2008	$11.25	$10.45

2007
First Quarter	$19.89	$18.92
Second Quarter$19.28	$17.19
Third Quarter	$17.68	$13.28
Fourth Quarter	$14.85	$11.25

2006
First Quarter	$19.50	$16.47
Second Quarter	$20.47	$16.90
Third Quarter	$17.67	$16.83
Fourth Quarter	$19.50	$17.35

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

Index

Citizens shareholders are entitled to receive dividends when and as declared by its Board of Directors.  Dividends are typically paid quarterly.  Aggregate dividends were $0.48 per share in 2007 and $0.57 per share in 2006.  Payment of dividends by Citizens is dependent upon payment of dividends to it by the subsidiary bank.  The ability of the bank to pay dividends is subject to certain limitations imposed by national banking laws as outlined in Note 14 to the accompanying consolidated financial statements.

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

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum Number
			of shares	of shares that
			purchased as	may yet be
	Total Number	Average	part of publicly	purchased under
	of shares	price paid	announced plans	the plans or
Period	purchased	per share	or programs	programs

October 1-31, 2007	-	N/A	N/A	N/A
November 1-30, 2007	-	N/A	N/A	N/A
December 1-31, 2007	-	N/A	N/A	N/A

Additional information required under Securities Act Industry Guide 3 for Bank Holding Companies follows:

Index

Distribution of Assets, Liabilities & Shareholders' Equity;
Interest Rates and Interest Differential

		2007			2006			2005
	Avg Bal	Interest	Yield/Rate	Avg Bal	Interest	Yield/Rate	Avg Bal	Interest	Yield/Rate
	(in thousands of dollars)			(in thousands of dollars)			(in thousands of dollars)
Interest Earning Assets:
Federal funds sold and interest bearing deposits with other banks	$2,166	$110	5.08%	$1,377	$68	4.94%	$3,807	$123	3.23%
Securities:
Taxable	43,295	1,844	4.26	53,267	2,046	3.84	51,340	1,781	3.47
Tax-exempt (1)	15,835	883	5.58	8,555	459	5.37	8,825	496	5.62
Loans (net of unearned interest) (1) (2)	170,263	13,474	7.91	162,252	13,004	8.01	149,177	10,799	7.24
Total interest earning assets (1)	231,559	16,311	7.04	225,451	15,577	6.91	213,149	13,199	6.19

Nonearning assets:
Cash and due from banks	4,951			6,258			5,981
Bank premises and equipment, net	4,260			4,194			4,205
Other assets	6,677			5,311			4,642
Allowance for loan losses	(1,920)			(1,750)			(1,512)
Total assets	$245,527			$239,464			$226,465

Interest Bearing Liabilities:
Savings deposits	$21,867	121	0.55	$23,608	121	0.51	$26,077	130	0.50
Time deposits	99,855	4,536	4.54	89,731	3,566	3.97	82,768	2,583	3.12
NOW accounts	44,999	1,277	2.84	44,495	1,161	2.61	37,057	613	1.65
Money market accounts	5,603	28	0.50	6,538	33	0.50	7,165	50	0.69
Borrowings	22,294	819	3.67	26,215	975	2.72	26,933	680	2.52
Total interest bearing liabilities	194,618	6,781	3.48	190,587	5,856	3.07	180,000	4,056	2.25

Noninterest bearing liabilities:
Demand deposits	26,623			26,019			24,696
Other liabilities	3,373			2,574			1,348
Shareholders' equity	20,913			20,284			20,421
Total liabilities and shareholder's equity	$245,527			$239,464			$226,465

Net interest income (1)		$9,530			$9,721			$9,143

Net interest income to average earning assets (1)		4.12%				4.31%			4.29%

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

	2007 Compared to 2006			2006 Compared to 2005
	Increase	(Decrease)	Due to	Increase	(Decrease)	Due to
	(in thousands of dollars)
	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Federal funds sold and interest bearing deposits with other banks	$40	$1	$41	$(102)	$48	$(54)
Taxable securities	(410)	208	(202)	69	196	265
Tax-exempt securities	405	18	423	(15)	(22)	(37)
Loans	635	(164)	471	996	1,208	2,204
Total interest earned	670	63	733	948	1,430	2,378

Interest expense on:
Savings deposits	(9)	9	0	(12)	3	(9)
Time deposits	427	543	970	232	750	982
NOW accounts	13	103	116	141	407	548
Money market accounts	(5)	(1)	(6)	(4)	(12)	(16)
Other borrowing	(143)	(13)	(156)	(19)	314	295
Total interest expense	283	641	924	338	1,462	1,800

Net interest income	$387	$(578)	$(191)	$610	$(32)	$578

Index

Securities Portfolio

Presentation of the amortized cost of securities as of December 31, 2007 and 2006 may be found in Note 4 to the accompanying consolidated financial statements.

The following table sets forth the maturities of securities as of December 31, 2007 and the weighted average yields of such securities (calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security).

	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(in thousands of dollars)
U.S. Treasury and other U.S. government agencies and corporations	$15,258	4.05%	$19,413	4.88%	$-	-%	$-	-%	$34,671	4.51%
State and political subdivisions (1)	1,701	5.27	6,612	5.20	14,404	5.47	-	-	22,717	5.38
Other securities	-	-	-	-	-	-	1,113	3.29	1,113	3.29

Total	$16,959	4.17%	$26,025	4.96%	$14,404	5.47%	$1,113	3.29%	$58,501	4.82%

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
	December 31
	2007	2006	2005	2004	2003
	(in thousands of dollars)
Commercial, financial and agricultural	$21,016	$26,969	$26,589	$23,831	$25,417
Real estate-construction	12,497	13,964	10,559	8,759	5,963
Real estate-mortgage	126,445	114,966	104,868	101,083	89,111
Installment loans	10,903	10,635	9,726	10,734	12,396
Other	2,012	1,611	2,051	1,636	2,868
Total loans	$172,873	$168,145	$153,793	$146,043	$135,755

Loan Maturities and Interest Rate Sensitivity

Note 5 to the accompanying consolidated financial statements also provides data concerning the contractual maturities of loans, including commercial, financial and agricultural loans as well as real estate construction loans, as of December 31, 2007.  Also provided are the amounts due after one year classified as fixed rate and variable rate loans.

Risk Elements

Nonperforming Loans

The table below presents our nonperforming loan data for each of the last five fiscal year ends:
	December 31
	2007	2006	2005	2004	2003
	(in thousands of dollars)
Nonaccrual loans	$4,487	$2,208	58	$-	$16
Loans past due 90 days or more still accruing interest	206	-	538	559	352
Troubled debt restructurings	-	-	-	-	-
Total	$4,693	$2,208	$596	$559	$368

Potential Problem Loans

As stated in Note 6 to the accompanying consolidated financial statements, impaired loans totaled $4,037,521 and $5,147,663 at December 31, 2007 and 2006.  These loans were classified as impaired due to doubts about the borrower’s ability to repay as called for in the loan documents.  Additional information regarding these loans may also be found in Note 6.

Loan Concentrations

Information concerning loan concentrations is provided in Note 5 to the accompanying consolidated financial statements.

Summary of Loan Loss Experience

The following table provides an analysis of our allowance for loan losses for each of the last five fiscal year ends.

	December 31
	2007	2006	2005	2004	2003
	(in thousands of dollars)
Balance, beginning of year	$1,873	$1,597	$1,378	$1,396	$1,386
Charge offs:
Commercial, financial and agricultural	1,538	123	-	1,031	129
Real estate-mortgage	348	-	-	36	24
Installment	49	39	90	98	190
Total	1,935	162	90	1,165	343

Recoveries:
Commercial, financial and agricultural	8	4	5	192	21
Real estate-mortgage	-	-	1	-	-
Installment	34	11	28	20	8
Total	42	15	34	212	29

Net charge offs	1,893	147	56	953	314
Provisions for loan losses	1,783	423	275	935	324
Balance, end of year	$1,763	$1,873	$1,597	$1,378	$1,396

Ratio of net charge-offs during the period to average loans outstanding during the period	1.11%	0.09%	0.04%	0.67%	0.25%

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

	Allocation of Allowance For Loan Losses
	December 31,
	2007	2006	2005	2004	2003

Commercial, financial and agricultural	$552	$1,077	$901	$717	$810
Real estate-construction	-	-	-	-	-
Real estate-mortgage	879	589	320	282	103
Installment and other	132	65	151	173	185
Unallocated	200	142	225	206	298
Total	$1,763	$1,873	$1,597	$1,378	$1,396

	Percent of Loans in Each Category to Total Loans
	December 31,
	2007	2006	2005	2004	2003

Commercial, financial and agricultural	12%	16%	17%	16%	19%
Real estate-construction	7	8	7	6	4
Real estate-mortgage	73	68	68	69	66
Installment and other	8	8	8	9	11
Total	100%	100%	100%	100%	100%

Deposits

The average daily amount of deposits and the rates paid on those deposits for the years ended December 31, 2007, 2006 and 2005 were previously presented in the Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential.

A table summarizing the maturities of time certificates of deposit, including individual retirement accounts, of $100,000 or more as of December 31, 2007 may be found in Note 8 to the accompanying consolidated financial statements.  There were no other time deposits of $100,000 or more at that date.

Index

Return on Equity and Assets

The following table shows consolidated operating and capital ratios for the periods indicated.
	Year Ended December 31
	2007	2006	2005
Return on average assets	0.42%	0.87%	0.90%
Return on average equity	4.94	10.29	10.02
Dividend payout ratio	84.94	50.24	48.49
Average equity to assets ratio	8.52	8.47	9.02

Short-term Borrowing

Information concerning the company's short-term borrowings is presented in Note 12 to the accompanying consolidated financial statements.

Disclosure of Contractual Obligations

The following table provides information regarding the contractual obligations of Citizens Financial Corp. at December 31, 2007:

	Payments Due By Period
	(in thousands of dollars)
		Less than	1 – 3	3 -5	More than
	Total	1 year	years	years	5 years

Contractual obligations

Long-term debt	$2,719	$375	$804	$768	$772
Capital leases	-	-	-	-	-
Operating leases	115	43	64	8	-
Purchase obligations	-	-	-	-	-
Other long-term liabilities	-	-	-	-	-
Total	$2,834	$418	$868	$776	$772

Item 7.  Management's  Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis present the significant changes in financial condition and results of operations of Citizens Financial Corp. and our subsidiary, Citizens National Bank of Elkins, for the periods indicated.  It should be read in conjunction with the consolidated financial statements and accompanying notes thereto, which are included elsewhere in this report.

Description of Business

Citizens Financial Corp. is a $247 million Delaware corporation headquartered in Elkins, West Virginia.  From there our wholly-owned subsidiary, Citizens National Bank of Elkins, provides loan, deposit, trust, brokerage and other banking and related services to customers in northcentral and eastern West Virginia and nearby areas through six branch offices.  We conduct no business other than the ownership of our bank subsidiary.

FORWARD LOOKING STATEMENTS

This report contains forward looking statements which reflect our current expectations based on information available to us.  These forward looking statements involve uncertainties related to the general economic conditions in our nation and other broad based issues such as interest rates and regulations, as well as to other factors which may be more specific to our own operations.  Examples of such factors may include our ability to attract and retain key personnel, implementing new technological systems, providing new products to meet changing customer and competitive demands, our ability to successfully manage growth strategies, controlling costs, maintaining our net interest margin, maintaining good credit quality, and others including those set forth in the risk factor section of this report.  Forward looking statements can be identified by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plans”, “intends”, or similar words.  We do not attempt to update any forward looking statements.  When provided, we intend forward looking information to assist readers in understanding anticipated future operations and we include them pursuant to applicable safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe the expectations reflected in our forward looking statements are reasonable, actual results could differ materially.

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

Some policies rely more heavily on the use of estimates, assumptions, and judgments than others and, therefore, have a greater possibility of producing results that could be materially different than originally reported.  Our most significant accounting policies, including an explanation of how assets and liabilities are valued, may be found in Note 1 to the consolidated financial statements in our 2007 Annual Report to Shareholders and Form 10-K.

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

OVERVIEW

In 2007 Citizens faced many difficult challenges.  We had the failure of one large commercial customer resulting in a loan charge-off of $1.2 million, while total net charge-offs approximated $1.9 million.  We were also faced with $1.3 million in foreclosures, mostly of a commercial nature.  These foreclosures resulted in $441,000 of additional costs associated with the valuation, operation, and disposition of the associated real estate.  Fortunately, these credit issues centered on specific conditions associated with each borrower, rather than a reflection of a broad-based weakening in our credit portfolio which many financial institutions are facing in the wake of the sub-prime exposures from recent years.  Citizens has not participated in sub-prime lending and does not expect this activity to have a material impact on our loan portfolio.

The company earned $1,034,000 in 2007 compared to $2,087,000 in 2006.  As mentioned previously, the depressed earnings we experienced were mainly the result of a commercial business failure, as well as certain commercial foreclosures.  Likewise, earnings per share declined from $1.13 in 2006 to $0.57 in 2007.  Management has taken prudent steps to improve our infrastructure with regard to management of the risk in our loan portfolio over the last eighteen months.  We expect that these changes will improve our ability to identify and systematically reduce our risk in the future.  More information regarding those improvements is contained within this report.

The national economy continues to struggle with the slowdown in the housing market, rising foreclosures, and credit tightening.  Consumers have become apprehensive with talk of a recession and have begun to modify spending patterns as a result.  In our local economy we have experienced neither the same level of contraction in the local housing market nor an increasing level of foreclosures on residential mortgages. However, we remain cognizant of the economic conditions surrounding our borrowers.  The national housing slowdown and rising fuel prices have impacted our local lumber, trucking, and tourism industries.  These economic trends have also contributed to lower than expected loan demand and increasing liquidity for the majority of 2007.  Total loans grew by a modest 2.8% or $4.7 million to $172.9 million in 2007, while total assets grew by $3.6 million or 1.5% to $246.6 million.

The relatively flat yield curve present in most of 2007 combined with increasing liquidity prompted Citizens to reduce our competitive stance on deposit products in order to limit the influx of additional liquidity in the form of certificates of deposit.  This helped Citizens to limit the margin compression we experienced in 2007 as we maintained a net interest margin of 4.12% for the year.  Total deposits grew by $4.8 million or 2.4% to $201.3 million during 2007.  As we entered 2008, we have seen some dramatic downward shifts in short-term interest rates. We expect that these will help to steepen the yield curve to our benefit; however, we must continue to employ strategies to limit further margin compression as we move forward in this somewhat uncertain environment.

Index

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

In 2007 net interest income decreased by $309,000 to $9,186,000 mainly as a result of competitive pressure to price certificate of deposit products higher.  On a tax equivalent basis, net interest income decreased by only $191,000 to $9,530,000 as the bank invested excess funding in tax exempt municipal bonds to garner higher yields and combat further margin compression.  Despite the decrease in net interest income, our net interest margin of 4.12% for 2007 remains comparable to our peer banks’ average of 4.15%.

On a tax equivalent basis interest income rose $733,000 to $16,311,000.  Our average loan volume increased $8.0 million resulting in additional interest income, while maturing taxable agency investments were reinvested in higher-yielding tax-exempt municipal bonds.  These investments increased our average tax-exempt portfolio by $7.3 million to $15.8 million.  Overall, increased volumes of earning assets accounted for $670,000 of the total increase in interest income, while our yield on these assets increased by 13 basis points to 7.04% and accounted for the remaining $63,000.

Interest expense also increased in 2007, rising $925,000 to $6,781,000 on a tax equivalent basis.  Higher rates on certificates of deposit (CDs) and interest bearing checking accounts contributed $646,000 to the increase.  Overall, the cost of our liabilities increased 41 basis points to 3.48%.  The remainder of the increase is primarily attributable to a $10.1 million increase in average certificate of deposit volume between 2006 and 2007.  With loan demand lower than expected in 2007, the bank worked to minimize the effect of increasing CD costs by reducing some of our CD interest rates, thereby limiting the influx of excess funding.  From December 31, 2006 through December 31, 2007 total CDs increased only $1.7 million to $100.7 million.  This strategy helped manage both liquidity needs and net interest margin compression.

By contrast, in 2006 tax-equivalent net interest income increased by $578,000 with interest income rising $2,378,000 but interest expense also rising $1,800,000.  The increase in interest income was largely the result of changes in our loan portfolio with $13.1 million more volume and a 77 basis point improvement in yield accounting for $2.2 million of the overall increase.  The higher interest expense was primarily the result of a 82 basis point increase in cost.

Provision for Loan Losses

The provision for loan losses is our estimate of the amount which must be charged against current earnings in order to maintain the allowance for loan losses at a level considered adequate to provide for losses which are inherent in the loan portfolio.  This amount is determined through quarterly evaluations of the loan portfolio.  Our provision for loan losses totaled $1,783,000 in 2007 compared to $423,000 in 2006 and $275,000 in 2005.  The dramatic increase in 2007 is largely related to one particular commercial credit.  Additional information related to this credit can be found in the “Credit Quality and Allowance for Loan Loss” section of this report.

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

Noninterest Income

Noninterest income, which includes all revenues other than interest and fees on earning assets, is an important factor in our overall profitability.  Total noninterest income in 2007 of $1,839,000 compares to $1,630,000 in 2006 and $1,468,000 in 2005.  Annual increases were $209,000 in 2007 and $162,000 in 2006.

Index

This positive trend is the result of several factors, most notably rising levels of service fees and brokerage fees.  Service fees are the largest single component of noninterest income and increased $166,000 in 2007 due to higher overdraft fees and increasing fees from our debit cards and ATM network.  In 2006 service fees rose by $80,000 resulting mainly from the same two factors.  Brokerage fees increased by $43,000 in 2007 and $38,000 in 2006.  We have benefited from the retention of a licensed broker on our staff since September 2004 that provides consistent service to our customers.  Our broker continues to improve existing customer relationships and garner additional ones resulting in this increasing trend in fee income.

Trust income increased by $24,000 in 2007 and $6,000 in 2006, as we continue to increase the funds under management in this area.  Insurance commissions and secondary market loan fees did not change significantly in 2007 or 2006.  Other noninterest income decreased by $33,000 in 2007 due mainly to a $32,000 gain on the sale of real estate we received in 2006.

We recorded a gain on the call of an agency bond of $2,000 in 2007, while in 2006 we recognized an $18,000 loss on the sale of securities.  There were no gains or losses on securities in 2005.  Securities are typically held until maturity, unless they are called.  However, we may sell certain securities from time to time in order to satisfy asset/liability management needs.

We plan to perform a review of our noninterest income in 2008 to identify areas which might produce increased revenue. We believe we may be able to improve performance in several areas and that our diverse services, such as trust, brokerage and secondary market mortgages, provide us with a competitive advantage in several of our markets.

Noninterest Expense

Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes.  Historically, our level of noninterest expense has been higher than average, partly due to the relatively smaller branch facilities our market area can support.

In 2007, noninterest expense increased $314,000 or 4.1% to $7,973,000.  This increase was primarily related to costs associated with the valuation, operation, and disposition of real estate acquired in satisfaction of loans.  These costs increased $237,000 to $441,000 in 2007 and were largely the result of commercial real estate loan foreclosures.  The bank acquired $1.3 million in real estate in satisfaction of loans in 2007.  All such real estate was sold in 2007 with three particular properties being sold at auction in the third quarter resulting in a $269,000 loss on the sale.

Legal and professional fees increased $72,000 to $421,000 in 2007.  As we continue to outsource our internal audit function and loan review function, these fees will remain higher than we previously experienced.  Much of the increase can be attributed to service fees incurred to help us comply with the Sarbanes-Oxley Act as we became subject to more provisions of the Act in 2007.  The remainder of the increase is related to professionals we hired to help implement some of the organizational and workflow changes we made in 2007.

In addition to these costs, net occupancy costs increased by $42,000 when compared to 2006 due to increased depreciation expenses and lower rental income as a commercial tenant vacated one of our properties in mid 2006.  Other noninterest expense also increased by $75,000 mainly due to additional franchise tax and increased expenses due to regulatory requirements.

Personnel costs, which are the largest component of noninterest expense, decreased by $43,000 or 1.1% to $3,883,000 in 2007.  Throughout 2007 management continued to realign the workflow in an effort to improve the use of technology, as well as control increases in salary and benefit costs.  At December 31, the bank employed 85.5 full-time equivalent employees, which is 7.5 less than year-end 2006.  This improved efficiency helped the bank limit its increase in salary expense to $110,000 or 4.0% as total salaries for 2007 were $2,866,000.  The increase was due to the addition of a chief credit officer, retail banking manager, and credit analyst to our staff in the second half of 2006, as well as the need to reward employees who accepted additional responsibilities as part of our staff reduction.  Benefit costs were reduced by $153,000 as the bank experienced lower health insurance and retirement costs.

Aside from the savings in personnel costs, the bank also experienced a decrease of $53,000 in equipment costs due mainly to decreased depreciation expense.  Data processing costs were $7,000 lower than 2006 despite the implementation of several new software modules.  These modules were designed to improve our efficiency with respect to image statements, wire transfers, and regulatory compliance.  In 2006, we had incurred $43,000 of data processing costs related to our conversion to a new third party core processor that were not present in 2007.

In 2006, noninterest expense increased by $520,000 or 7.3% to $7,659,000 due to several of the same items discussed above.  For example, the bank had increased expenses related to foreclosed properties of $195,000 and increased personnel costs of $203,000.  Legal and professional fees increased $104,000 as we outsourced our loan review and internal audit functions and hired professionals to help with our core processing conversion.  Other noninterest expense increased as we incurred recruitment costs of $40,000 to bring new members of management to our team, and we incurred $25,000 paid to settle legal claims.

Index

Income Taxes

Our provision for income taxes includes both federal and state income taxes.  Total taxes were $235,000 in 2007, $956,000 in 2006, and $927,000 in 2005.  The drop in our 2007 tax is primarily related to the high level of loan charge-offs we experienced.  Our increasing investments in tax-exempt municipal bonds also contributed to the lower rate.  With the exception of income earned on loans to and bonds issued by municipalities, and income from certain life insurance policies, all of our income is taxable.  We have not been subject to the alternative minimum tax during any of the periods covered by this report.  Note 10 of the accompanying consolidated financial statements provides additional information concerning our income tax expense.

FINANCIAL CONDITION

Loan Portfolio

As noted previously, the housing slowdown and sub-prime lending exposures are having a significant impact on the financial services industry.  Many financial institutions that were invested in the sub-prime area have incurred significant losses and have an increasing number of residential foreclosures.  Citizens has not participated in sub-prime lending.  We offer our clients traditional mortgage options to fit their current income levels comfortably and focus on adding quality consumer credits to our portfolio.  As such, we do not expect the sub-prime lending crisis to have a material impact on our institution.  The demand for our products was modest in 2007 and our loan portfolio grew by $4,728,000 or 2.8% to $172,873,000, as we experienced a somewhat subdued economic climate.  Although our loan demand and loan growth has been slower than what we normally experience, we have been careful not to accept loans of lower quality in exchange for increasing our portfolio size.  Instead, we remain committed to increasing our loan portfolio with proper attention to credit quality.

As has been the case in recent years, we experienced significant growth in our commercial real estate portfolio, which grew by $12.3 million to $57.9 million in 2007.  This included a $5 million transfer from construction to permanent financing, as well as our partnering with another community bank outside our market area in order to provide funding for two separate commercial real estate projects.  Other commercial loans not secured by real estate decreased by $6.0 million to $21.0 million.  The majority of our commercial loans are secured by real estate, regardless of whether repayment is linked to cash generated by the use or sale of the real estate.  In cases where repayment of a loan is linked to such use, the timing and stability of the cash flow, secondary sources of repayment, loan guarantees, and collateral valuations are all important considerations in granting the loan. We believe using real property as collateral on the majority of our loans contributes to reducing the inherent risk in the portfolio as the values associated with most of the real estate in the markets in which we operate do not experience the same degree of appreciation or depreciation that a more urban area may experience.

Retail lending or lending to consumers for autos, homes, or other purposes has been difficult for Citizens over the past several years.  Auto manufacturers and specialized mortgage lenders have become very aggressive in attracting consumers away from traditional banking institutions.  Our residential mortgage portfolio has remained relatively level since December 2006 increasing only $325,000 to $61.7 million, while our home equity portfolio declined by $1.2 million to $6.8 million.  Similarly, our installment loan portfolio has remained steady for 2007, increasing only $268,000 to $10.9 million.  This stability in installment loans has not been a characteristic of our portfolio in recent years, however, in the latter part of 2006 management introduced a new auto lending promotion to improve our standing in this area.  The promotion proved successful and in 2007 we made this promotion part of our regular product offering.  As we move into 2008 management will continue to evaluate strategies to increase retail lending.  These efforts aimed at portfolio diversification will enhance our loan opportunities, as well as contribute to reducing our overall loan risk.

Credit Quality and Allowance for Loan Losses

As many financial institutions are facing major losses from sub-prime exposure and there is more uncertainty in the economy, Citizens has taken aggressive action over the last eighteen months to improve our ability to manage the risk in our loan portfolio.  Those actions included hiring a chief credit officer and credit analyst, assigning our most crucial credits to one of our senior lenders, developing detailed action plans for problem loans and closely monitoring credits with the greatest risk, adopting a new loan policy and loan grading system, improving exception tracking and reporting, and outsourcing our loan review function. We centralized our loan processing to improve efficiency and maintain underwriting consistency in all of our branches.  We believe that each of these actions will help us to manage the quality of our portfolio and reduce the systematic risk.

Index

Despite the major steps we have implemented, in 2007 the bank had net charge-offs totaling $1,893,000, mainly of a commercial nature with $1,205,000 being related to one particular commercial enterprise.  We maintained a large specific reserve on this credit throughout 2007 and monitored the business risk associated with the firm.  Despite a record of timely payments, management of the firm decided to cease operations, and Citizens recorded a charge-off on the loan as of December 31, 2007.  As we move into 2008 we will begin the liquidation process for assets of this borrower.  However, based on the information we currently possess, we believe the estimate of loss associated with this borrower to be included within the charge-off we recorded in December.

Also in 2007 we acquired certain pieces of real estate in satisfaction of loans through the foreclosure process in order to improve our position with regard to such loans.  Most of these foreclosures were of a commercial nature and approximated $1.3 million.  During the year, all such properties were sold; the net cost associated with the valuation, operation, and disposition of these properties totaled $441,000 in 2007.  Despite the additional expenses we have incurred by engaging in the foreclosure process, we believe that gaining control of these assets was ultimately the most financially sound process for seeking a return of our investment and securing our interest in these assets.

Aside from the large charge-offs and foreclosure information presented above, our portfolio has seen an improvement in several factors since December 31, 2006.  Impaired loans at December 31, 2007 totaled $4,038,000 which is $1,110,000 or 21.6% less than 2006.  Our level of nonaccrual loans, excluding impaired loans previously mentioned, was $450,000 in December, 2007 compared to $506,000 in December, 2006, indicating a decrease of 11.1%. Past due loan trends have improved with the level of loans past due 30 days or more declining $2.4 million or 45.3% to $2.9 million.  More specifically, loans past due more than 90 days have declined by $572,000 or 52.7% to $514,000.  These trends indicate that we are reducing the risk in the portfolio.  We believe that the some of this improvement is a direct result of the improvements we have made to our infrastructure, and we should continue to see benefits from these improvements into the future.

The inherent risk of loss in our portfolio is addressed through the allowance for loan losses.  We maintain our allowance for loan losses at a level we consider adequate to provide for losses that we believe are inherent in the loan portfolio.  This determination is based on quarterly evaluations in which a specific analysis and a pooled analysis are computed.  The specific analysis is used to individually assign an allowance to larger balance, nonhomogenous loans—typically commercial loans.  The pooled analysis is used to quantify the loss on pools of smaller balance, homogenous loans such as residential mortgages and consumer loans.  The pooled analysis considers such factors as historical loss experience, changes in lending policies and staff, current and anticipated economic conditions, changes in the nature and volume of the portfolio, past due loan trends, changes in our loan review system, and levels of concentrations of credit.  Because these analyses determine the adequacy of the allowance for loan losses, they also determine the provision for loans losses that must be charged to earnings.

Despite the $1.9 million of net charge-offs in 2007, our allowance for loan losses decreased by only $110,000 to $1,763,000, or 1.02% of gross loans compared to $1,873,000 or 1.11% at year-end 2006.  Within our analysis we specifically analyzed approximately $9.4 million of loans finding that $2,570,000 required the establishment of specific reserves totaling $624,000.  Estimated losses on our smaller pools of loans totaled $308,000.  Further adjustments to the allowance of $631,000 were made after analyzing the various adjustment factors cited in the previous paragraph.  Due to the increasing uncertainty in the economy and many economic indicators pointing toward a recession, we felt it necessary to also include an unallocated reserve of $200,000 or 11.3% of the total allowance for loan losses.

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

Securities Portfolio and Federal Funds Sold

Funds which are not needed to satisfy loan demand or operating needs are invested in securities as a means of improving earnings while also providing liquidity and balancing interest sensitivity concerns.  The securities we purchase are limited to U.S. government agency issues, including mortgage backed issues of U.S. agencies, obligations of state and political subdivisions and investment grade corporate debt.  However, at year-end we held no corporate securities.  All of our securities are classified as available for sale.  The Board of Directors is informed of all securities transactions each month, and a series of policy statements limit the amount of credit and interest rate risk we may take.

Due to softened loan demand, maturing securities were generally reinvested in 2007 with our portfolio totaling $58,559,000 at year end.  During the year, $19.3 million in securities matured or were called; of this amount, $18.3 million were government agency issues.  The relatively flat yield curve we experienced in 2007, combined with the expectation of decreasing rates in the latter part of the year, prompted Citizens to reinvest much of these funds in municipal instruments with higher yields and longer maturities.  This strategy has helped to extend the duration of the portfolio, improve the overall yield, and provide protection against the declining interest rates we have experienced in recent months.  Of the $19.7 million in security purchases, $14.7 million were municipal instruments.  We have successfully extended the duration of the portfolio from 1.9 years at the end of 2006 to 2.7 years at the end of 2007.  We have also increased our tax equivalent yield by 56 basis points to 4.61% since December 31, 2006.

Index

Generally, the municipal bonds in which we invest carry good to exceptional credit ratings and are generally insured by one of the major municipal bond insurance companies.  These insurers provide an important service to the municipal bond market by enhancing the credit of the underlying bond, which in turn increases the liquidity of the bond in the marketplace.  Recent media reports have indicated that there is concern regarding credit ratings of the major municipal bond insurers because many of these companies have exposure to the sub-prime market.  We will continue to monitor the situation with the municipal insurers, as well as the credit ratings of our municipal bonds, in order to respond appropriately to any changes.

Because our securities portfolio is classified as available for sale, it is carried at fair value.  Unrealized losses that are temporary in nature are recognized as an adjustment to equity.  Losses determined to be other than temporary are recognized in income.  With interest rates beginning to decline in the latter part of 2007, unrealized losses have decreased from $632,000 to $274,000 at year end.  The majority of our unrealized losses have been carried for less than twelve months as shown in Note 4.  We do not consider these investments to be other than temporarily impaired at December 31, 2007.  Further, we monitor credit ratings on our investments on a monthly basis and currently do not have any credit concerns with any particular obligation.  With the exception of one local municipal obligation which is not rated, all of the issuers carry credit ratings of good to exceptional.  Securities are typically held until maturity in order for us to fully recover our investment.  However, we may sell certain securities from time to time in order to satisfy asset/liability management needs.

Our short-term investments include federal funds sold and an interest bearing demand account with the Federal Home Loan Bank of Pittsburgh.  These accounts are used for overnight investing in cases when excess liquidity exists.  We attempt to limit the amount of these excess funds by staying fully invested in loans or securities.  For 2007 our average balance in overnight funds was $419,000 and produced a yield of 4.85%.

Deposits and Other Funding Sources

Total deposits increased $4,753,000 to $201,296,000 in 2007.  The level of loan demand we experienced in 2007 relaxed our need to generate funding through deposits; therefore, we offered interest rates on our certificates of deposits that were sometimes lower than our competitors in an effort to control our net interest margin and maintain an acceptable level of liquidity.  Since the Fed’s first rate decrease in August 2007, we have seen competitive pricing pressures lessen.  For the year, certificates of deposit increased $1,736,000 to $100,684,000.  We expect to adjust our pricing strategy in the future in order to respond to liquidity needs, and manage our net interest margin expectations.

Similarly, we continue to maintain a moderate approach to our interest bearing checking pricing.  However, the majority of the increase in deposits is centered in these accounts which increased $3,930,000 to $45,698,000.  This is largely the result of one local businessperson who continues to maintain a significant group of accounts with us.

We have utilized short-term borrowings in the form of repurchase agreements to fund operations for a number of years.  These agreements typically involve local governmental units, such as school districts or area businesses, seeking higher yields.  They are usually put out for bid annually and local banks compete aggressively for them.  We feel that we maintain a competitive advantage by meeting the operational requirements that the agreements frequently contain; nonetheless, risk of losing these funds does exist.  At year-end repurchase agreements were $14,258,000 compared to $15,970,000 at the end of 2006.

We expect to continue to fund our activities through internal sources.  However, in the event internal sources were to be reduced we have several other funding options including a line of credit with the Federal Home Loan Bank of Pittsburgh and federal funds purchased through our other correspondent banks.  For most of the year we maintained a minimal balance on these types of borrowings averaging $407,000 for 2007; however at year end our borrowings peaked at $5,398,000.  As a member of the FHLB we have access to a variety of other funding products as well.  For example, on occasion we match fund certain loans with FHLB products.  Although we did not acquire any such long-term match funding in 2007, we do have long-term FHLB borrowings in the amount of $2,719,000.  Our total borrowing capacity with the FHLB exceeds $100 million.

Capital Resources

Our total capital of $21.1 million, or 8.5% of assets increased $803,000 in 2007.  For the year, we reduced our annual dividend from $0.57 per share in 2006 to $0.48.  We felt this was a prudent measure in response to the increasing level of uncertainty we experienced with regard to one particular commercial credit in the fourth quarter.  We believe this level of capital, as well as our capital structure, is adequate to support current and anticipated future operations.  A complete analysis of our capital accounts is provided in the accompanying Statement of Changes in Shareholders’ Equity.

Index

Banks and bank holding companies are subject to several risk-weighted capital measures.  As detailed in Note 14, we continue to maintain capital levels well in excess of the amount needed to be considered well capitalized under the regulations.  This should continue to be the case throughout the foreseeable future, and we are not aware of any trends or uncertainties which are expected to materially impair our capital position.

Trading activity in the stock continues to be light with 27,200 shares trading in 2007, none of which were treasury shares.  Similar to many other financial institutions across the country that have experienced depressed earnings, our performance pushed our stock value downward in 2007.  The price at year-end was $11.25, which is $8.25 less than December 31, 2006.  The stock continues to trade on the over the counter market under the symbol CIWV.OB.

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

We monitor liquidity on a regular basis by preparing projected balance sheets and analyzing our sources and uses of funds.  Historically, we have satisfied our liquidity needs through internal sources of funds with the exception of certain loans which have been funded by borrowing funds from the Federal Home Loan Bank of Pittsburgh.  As noted previously, we have access to approximately $100,000,000 through various FHLB programs.  In the current economic environment, loan demand has fallen and liquidity needs have lessened as a result.  We are not aware of any other trends, commitments, events or uncertainties which may impair our ability to satisfy our operating cash needs.

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

However, inflation does affect noninterest expenses such as personnel costs and the cost of services and supplies we use. We attempt to offset such increases by controlling the level of noninterest expenditures and increasing levels of noninterest income.  Because inflation has generally been low during the time covered by these financial statements, the impact of inflation on our earnings has not been significant.  Although inflation could become a more significant factor, current Federal Reserve policy does not appear to indicate that it will be in the foreseeable future.

Index

Item 8. Financial Statements and Supplementary Data

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

ASSETS	2007	2006

Cash and due from banks	$7,049,699	$6,064,890
Interest bearing deposits with other banks	12,421	29,858
Securities available for sale, at fair value	58,559,453	59,745,539
Loans, less allowance for loan losses of $1,763,300 and $1,873,038, respectively	170,939,264	166,217,889
Bank premises and equipment, net	4,259,664	4,331,313
Accrued interest receivable	1,384,943	1,393,468
Other assets	4,389,441	5,197,515

Total assets	$246,594,885	$242,980,472

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Deposits:
Noninterest bearing	$27,919,859	$27,103,487
Interest bearing	173,376,611	169,439,728
Total deposits	201,296,470	196,543,215
Short-term borrowings	19,655,942	19,833,434
Long-term borrowings	2,718,865	3,511,770
Other liabilities	1,842,680	2,814,034

Total liabilities	225,513,957	222,702,453

Commitments and contingencies	-	-

Shareholders' equity
Common stock, $2.00 par value, authorized 4,500,000 shares,issued 2,250,000 shares	4,500,000	4,500,000
Retained earnings	20,998,645	20,842,981
Accumulated other comprehensive income/(loss)	(586,154)	(1,233,399)
Treasury stock at cost, 420,496 shares	(3,831,563)	(3,831,563)

Total shareholders' equity	21,080,928	20,278,019

Total liabilities and shareholders' equity	$246,594,885	$242,980,472

See Notes to Consolidated Financial Statements

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
For The Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Interest and dividend income
Interest and fees on loans	$13,430,613	$12,933,850	$10,744,643
Interest and dividends on securities:
Taxable	1,844,104	2,045,639	1,780,716
Tax-exempt	582,457	303,154	327,325
Interest on interest bearing deposits with other banks	95,655	48,150	59,679
Interest on federal funds sold	13,888	20,514	63,493
Total interest and dividend income	15,966,717	15,351,307	12,975,856

Interest expense
Interest on deposits	5,961,553	4,881,518	3,376,537
Interest on short-term borrowings	683,957	801,402	501,698
Interest on long-term borrowings	135,263	173,397	178,078
Total interest expense	6,780,773	5,856,317	4,056,313

Net interest income	9,185,944	9,494,990	8,919,543
Provision for loan losses	1,783,155	423,385	274,667
Net interest income after provision for loan losses	7,402,789	9,071,605	8,644,876

Noninterest income
Trust income	230,683	207,178	201,402
Service fees	1,017,516	851,526	771,831
Insurance commissions	34,275	37,069	42,810
Securities gains/(losses), net	2,399	(17,694)	-
Brokerage fees	159,927	117,207	79,117
Secondary market loan fees	100,379	108,382	101,523
Other	293,562	326,338	271,639
Total noninterest income	1,838,741	1,630,006	1,468,322

Noninterest expense
Salaries and employee benefits	3,883,356	3,925,985	3,723,480
Net occupancy expense	426,039	383,900	332,748
Equipment expense	386,476	439,193	484,001
Data processing	517,265	524,304	598,824
Director fees	256,220	272,880	252,483
Postage expense	170,812	182,136	170,653
Professional service fees	421,406	349,574	245,714
Stationery	149,128	152,549	155,923
Software expense	204,418	182,608	208,231
Net cost of operation of other real estate	440,881	204,280	9,778
Other	1,116,616	1,041,665	956,819
Total noninterest expense	7,972,617	7,659,074	7,138,654
Income before income taxes	1,268,913	3,042,537	2,974,544
Income tax expense	235,087	955,646	927,358
Net income	$1,033,826	$2,086,891	$2,047,186

Basic and fully diluted earnings per common share*	$0.57	$1.13	$1.10

Basic and fully diluted average common shares outstanding*	1,829,504	1,842,662	1,864,215
*Restated to reflect stock split in the form of a 200% stock dividend declared in March 2006.

See Notes to Consolidated Financial Statements

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For The Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Net Income	$1,033,826	$2,086,891	$2,047,186

Other comprehensive income/(loss):
Gross unrealized gains/(losses) arising during the period	671,673	338,294	(1,060,150)
Adjustment for income tax (benefit)/expense	(255,237)	(128,552)	402,857
	416,436	209,742	(657,293)

Reclassification adjustment for (gains)/losses included in net income	(2,399)	17,694	-
Adjustment for income tax (benefit)/expense	913	(6,724)	-
	(1,486)	10,970	-

Increase in minimum pension liability	-	-	(1,155,756)
Adjustment for income tax benefit	-	-	439,187
	-	-	(716,569)

Change in pension and other post-retirement plan assets and benefit obligations	374,670	-	-
Adjustment for income tax benefit	(142,375)	-	-
	232,295	-	-

Other comprehensive income/(loss), net of tax	647,245	220,712	(1,373,862)

Comprehensive Income	$1,681,071	$2,307,603	$673,324

See Notes to Consolidated Financial Statements

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2007, 2006 and 2005

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income/(Loss)	Stock	Equity

Balance, December 31, 2004	750,000	$1,500,000	$2,100,000	$19,650,112	$57,987	$(3,085,318)	$20,222,781

Net income	-	-	-	2,047,186	-	-	2,047,186

Cost of 5,925 shares acquired as treasury stock	-	-	-	-	-	(290,074)	(290,074)

Cash dividends declared ($0.53 per share)	-	-	-	(992,726)	-	-	(992,726)

Other comprehensive income/(loss), net of tax	-	-	-	-	(1,373,862)	-	(1,373,862)

Balance, December 31, 2005	750,000	1,500,000	2,100,000	20,704,572	(1,315,875)	(3,375,392)	19,613,305

Net income	-	-	-	2,086,891	-	-	2,086,891

Cost of 24,460 shares acquired as treasury stock	-	-	-	-	-	(456,171)	(456,171)

Cash dividends declared ($0.57 per share)	-	-	-	(1,048,482)	-	-	(1,048,482)

Other comprehensive income, net of tax	-	-	-	-	220,712	-	220,712

Adjustment to initially apply statement of financial accounting standard no. 158,net of tax	-	-	-	-	(138,236)	-	(138,236)

Stock split effected in the form of a 200% stock dividend	1,500,000	3,000,000	(2,100,000)	(900,000)	-	-	-

Balance, December 31, 2006	2,250,000	4,500,000	-	20,842,981	(1,233,399)	(3,831,563)	20,278,019

Net income	-	-	-	1,033,826	-	-	1,033,826

Cash dividends declared ($0.48 per share)	-	-	-	(878,162)	-	-	(878,162)

Other comprehensive income, net of tax	-	-	-	-	647,245	-	647,245

Balance, December 31, 2007	2,250,000	$4,500,000	$-	$20,998,645	$(586,154)	$(3,831,563)	$21,080,928

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,033,826	$2,086,891	$2,047,186
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	320,082	351,942	414,395
Provision for loan losses	1,783,155	423,385	274,667
Deferred income tax expense/(benefit)	59,753	(174,946)	(202,424)
Amortization of security premiums, net of accretion of security discounts	24,057	68,272	196,484
Securities (gains)/losses, net	(2,399)	17,694	-
Provision for loss on other real estate owned	112,493	-	-
Loss on sale of other real estate	273,140	80,184	-
Gain on sale of bank premises	-	(31,877)
Gain on sale of equipment and other assets	(11,917)	-	(16,787)
(Increase)/decrease in accrued interest receivable	8,525	(72,348)	(202,621)
(Increase)/decrease in other assets	51,532	49,527	(257,428)
Increase/(decrease) in other liabilities	(596,684)	156,863	874,896
Net cash provided by operating activities	3,055,563	2,955,587	3,128,368

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	345,900	3,800,409	522,200
Proceeds from maturities and calls of securities available for sale	19,365,000	14,461,000	9,190,545
Principal payments received on securities available for sale	1,854,838	1,963,218	2,388,713
Purchases of securities available for sale	(19,732,036)	(12,845,805)	(26,338,022)
Loans made to customers, net	(7,761,908)	(15,434,051)	(8,290,615)
Purchases of bank premises and equipment	(235,331)	(483,919)	(380,311)
Proceeds from sale of bank premises	-	38,000	-
Proceeds from sale of other real estate	1,170,650	626,263	173,443
Net cash used in investing activities	(4,992,887)	(7,874,885)	(22,734,047)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposit, NOW, money market and
savings accounts	3,016,517	(8,052,575)	17,294,294
Net increase in time deposits	1,736,738	14,110,061	7,890,783
Net decrease in short-term borrowings	(177,492)	(677,965)	(1,998,756)
Proceeds from long-term borrowings	-	-	3,500,000
Repayments of long-term borrowings	(792,905)	(1,633,558)	(2,500,904)
Dividends paid	(878,162)	(1,048,482)	(992,726)
Acquisition of treasury stock	-	(456,171)	(290,074)
Net cash provided by financing activities	2,904,696	2,241,310	22,902,617
Increase/(decrease) in cash and cash equivalents	967,372	(2,677,988)	3,296,938
Cash and cash equivalents:
Beginning	6,094,748	8,772,736	5,475,798
Ending	$7,062,120	$6,094,748	$8,772,736

See Notes to Consolidated Financial Statements
(Continued)

Index

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest on deposits and on other borrowings	$6,768,464	$5,678,421	$3,967,023
Income taxes	$924,352	$1,311,957	$940,784

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Other real estate and other assets acquired in settlement of loans	$1,257,378	$929,104	$466,445
Unrealized gain/(loss) on securities available for sale	$669,274	$355,988	$(1,060,150)

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

Securities:  All of our debt and equity investment securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of comprehensive income until realized.  Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.  Premiums and discounts are recognized as interest income using the interest method over the period to maturity. Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, we consider (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

The accrual of interest on loans is discontinued when they are 90 days delinquent unless the loan is well secured and in the process of collection.  However, loans may be placed on nonaccrual, or charged-off, at an earlier date if the collection of principal and interest is doubtful.  When loans are placed on nonaccrual all interest which has accrued but not been collected is reversed against interest income, unless the income was recognized in prior years in which case it is charged to the allowance for loan losses.  Interest income during the period when a loan is on nonaccrual is recorded on a cash basis after recovery of principal is reasonably assured.  If recovery of principal is not reasonably assured, payments received on nonaccrual loans are typically applied directly against the outstanding principal balance until the loan is fully repaid.  Loans are generally restored to an accrual status when the obligation is brought current, has performed in accordance with the terms of the note for a reasonable period of time, and interest is no longer in doubt.

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

Bank Premises and Equipment:  Land is carried at cost.  Bank premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets.  Premises and equipment typically have useful lives ranging from 5 to 39 years.  Repairs and maintenance expenditures are charged to operating expense as incurred.  Major improvements and additions to premises and equipment are capitalized.

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

Pension and Other Postretirement Benefits:  The bank has a noncontributory, defined benefit pension plan covering substantially all employees.  The plan provides benefits that are based on employees’ five year average final compensation and years of service.  Our funding policy is to make annual contributions as permitted or required by regulation.  Pension costs are actuarially determined and charged to expense.

The bank also provides certain health care and life insurance benefits for all retired employees that meet certain eligibility requirements.  The bank's share of the estimated costs that will be paid after retirement is generally being accrued by charges to expense over the employees' active service periods to the dates they are fully eligible for benefits.

The company adopted Statement of Financial Accounting Standard No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158) as of December 31, 2006.  The company had previously reported the adjustment to initially apply SFAS 158 as a component of comprehensive income on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Changes in Shareholders’ Equity on our Form 10-K filed for the year ended December 31, 2006.  The reporting of this adjustment has been subsequently changed to conform to the implementation guidance in SFAS 158 and is separately presented herein as an adjustment to the ending balance of accumulated other comprehensive income, net of tax, on our Consolidated Statement of Changes in Shareholders’ Equity for the year ended December 31, 2006.

Index

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income.

Basic and Fully Diluted Earnings per Share:  Basic and fully diluted earnings per common share is computed based upon the weighted average shares outstanding.  The weighted average shares outstanding were 1,829,504, 1,842,662 and 1,864,215 for the years ended December 31, 2007, 2006 and 2005, respectively, after considering the stock split outlined in Note 2.  We did not have any potentially dilutive securities during that time.

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

Reclassifications:  Certain accounts in the consolidated financial statements for 2006 and 2005, as previously presented, have been reclassified to conform to current year classifications.

       Significant New Accounting Pronouncements:  In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  As of December 1, 2007, the FASB has proposed a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158).  This Statement requires that employers measure plan assets and obligations as of the balance sheet date.  This requirement is effective for fiscal years ending after December 15, 2008.  The other provisions of SFAS 158 were implemented by the company as of December 31, 2006.  The company does not expect the implementation of the measurement date provisions of SFAS 158 to have a material impact on its consolidated financial statements.

Index

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances.  The company does not expect the implementation of SFAS 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions.  SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008.  The company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (SFAS 160).  The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements.  SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited.  The company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force (EITF) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee.  The consensus is effective for fiscal years beginning after December 15, 2007, with early application permitted.  The company is evaluating the effect that EITF 06-4 will have on its consolidated financial statements when implemented.

In November 2006, the EITF issued “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10).  In this Issue, a consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee.  A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement.  The consensuses are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years, with early application permitted.  The company is evaluating the effect that EITF 06-10 will have on its consolidated financial statements when implemented.

In February 2007, the FASB issued FSP No. FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides.” This FSP provides conforming amendments to the illustrations in SFAS 87, 88, and 106 and to related staff implementation guides as a result of the issuance of SFAS 158.  The conforming amendments made by this FSP are effective as of the effective dates of SFAS 158.  The unaffected guidance that this FSP codifies into SFAS 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method.  The company does not expect the implementation of FSP No. FAS 158-1 to have a material impact on its consolidated financial statements.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The company does not expect the implementation of SAB 109 to have a material impact on its consolidated financial statements.

Index

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (SAB 110).   SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates.  The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007.  Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.  The company does not expect the implementation of SAB 110 to have a material impact on its consolidated financial statements as the company does not have a stock option plan.

Note 2.  Declaration of Stock Split

On March 7, 2006 Citizens’ board of directors declared a stock split which was paid on April 14, 2006 in the form of a 200% stock dividend to shareholders of record April 3, 2006.  The primary reason for doing so was to reduce the share price of the stock in an effort to improve its liquidity.  Citizens stock, which is neither widely held nor widely traded, is an over-the-counter bulletin board stock with the symbol CIWV.OB.

Distribution of this stock dividend required the use of all authorized shares.  On April 22, 2006 the shareholders authorized an additional 2,250,000 shares for future use.

Note 3.  Restrictions on Cash and Amounts Due from Banks

At December 31, 2007 we had cash concentrations totaling $4,151,285 with the Federal Reserve Bank of Richmond.  These funds, as well as deposits with other correspondent banks, are generally unsecured and have limited insurance under current banking insurance regulations.

Note 4.  Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at December 31, 2007 and 2006, are summarized below.  All such securities are available for sale.

	2007
				Carrying
				Value
				(Estimated
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value)

U.S. Government agencies and corporations	$28,083,464	$227,154	$19,073	$28,291,545
Mortgage backed securities - U.S. Government agencies and corporations	6,587,411	14,238	40,667	6,560,982
Federal Reserve Bank stock, restricted	108,000	-	-	108,000
Federal Home Loan Bank stock, restricted	842,400	-	-	842,400
Community Financial Services Inc. stock	162,714	-	-	162,714
Tax exempt state and political subdivisions	22,716,824	91,692	214,704	22,593,812

Total securities available for sale	$58,500,813	$333,084	$274,444	$58,559,453

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

Index

The tables which follow provide summaries of securities which were in an unrealized loss position at December 31, 2007 and 2006, all of which are available for sale.  As of December 31, 2007, these securities had a total fair value of $29,020,029 and carried unrealized losses of $274,444 or 0.95%.  Securities which have been in a continuous loss position for the past twelve months total $17,776,631.  The unrealized loss pertaining to these securities is $82,499 or 0.46%.  The majority of these losses are on municipal instruments.  With the exception of one municipal which is not rated, all of these instruments carry A ratings from the major credit rating agencies.  The remaining losses are on securities issued by U.S. government agencies and corporations which carry the implied faith and credit of the U.S. Government.    With the excellent credit quality in our portfolio, we believe these unrealized losses are the result of changing interest rates, and we will be able to fully recover our investment.  In addition, no losses have been recognized on the $55,092,401 of securities that carried unrealized losses at December 31, 2006.

	2007
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and corporations	$-	$-	$10,973,400	$19,073	$10,973,400	$19,073
Mortgage backed securities – U.S.
Government agencies and corporations	-	-	4,886,591	40,667	4,886,591	40,667
Tax-exempt state and political subdivisions	11,243,398	191,945	1,916,640	22,759	13,160,038	214,704
Total	$11,248,398	$191,945	$17,776,631	$82,499	$29,020,029	$274,444

	2006
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government agencies and corporations	$5,332,240	$13,677	$33,264,044	$401,152	$38,596,284	$414,829
Mortgage backed securities – U.S.
Government agencies and corporations	2,782,873	9,857	5,327,723	139,054	8,110,596	148,911
Tax-exempt state and political subdivisions	3,440,626	17,958	3,944,895	50,543	7,385,521	68,501
Total	$11,555,739	$41,492	$42,536,662	$590,749	$55,092,401	$632,241

The maturities, amortized cost and estimated fair values of securities at December 31, 2007 are summarized as follows:

		Carrying
		Value
		(Estimated
	Amortized	Fair
	Cost	Value)
Due within one year	$16,959,364	$16,953,101
Due after one through five years	26,024,601	26,268,237
Due after five through ten years	14,403,734	14,225,000
Equity securities	1,113,114	1,113,114

Total	$58,500,813	$58,559,453

Mortgage backed securities have remaining contractual maturities ranging from 2 months to 14.17 years and are reflected in the maturity distribution schedule based on their anticipated average life to maturity, which ranges from 0.20 to 4.55 years. Accordingly, discounts are accreted and premiums are amortized over the anticipated life to maturity of the specific obligation.

Index

The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed  securities, and the related gross gains and losses realized are as follows:

	Proceeds From			Gross Realized
Years Ended		Calls and	Principal
December 31,	Sales	Maturities	Payments	Gains	Losses

2007	$345,900	$19,365,000	$1,854,838	$2,399	$-

2006	$3,800,409	$14,461,000	$1,963,218	$-	$17,694

2005	$522,200	$9,190,545	$2,388,713	$-	$-

At December 31, 2007 and 2006 securities with amortized costs of $32,207,744 and $30,807,634, respectively, and estimated fair values of $32,357,657 and $30,448,915, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities which are included in securities available for sale in the accompanying consolidated financial statements.  Such securities are carried at cost, since they may only be sold back to the respective issuer or another member at par value.

Note 5.  Loans

Loans are summarized as follows:
	December 31,
	2007	2006
Commercial, financial and agricultural	$21,015,554	$26,968,995
Real estate – construction	12,497,098	13,964,500
Real estate – home equity	6,797,712	7,985,253
Real estate – residential mortgage	61,726,209	61,401,473
Real estate – commercial mortgage	57,921,473	45,578,979
Installment loans	10,902,926	10,634,857
Other	2,011,614	1,611,149
Total loans	172,872,576	168,145,206

Less:
Allowance for loan losses	1,763,300	1,873,038
Net deferred loan origination fees and costs	170,012	54,279

Loans, net	$170,939,264	$166,217,889

Included in the above balance of net loans are nonaccrual loans of $4,487,291 and $2,208,400 at December 31, 2007 and 2006, respectively.  If interest on those nonaccrual loans had been accrued, such income would have approximated $233,744, $63,341 and $5,662 for the years ended December 31, 2007, 2006 and 2005, respectively.

The bank makes loans to its directors, executive officers and their related interests in the normal course of business.  The activity with respect to these loans for the years ended December 31, 2007 and 2006 follows:

	2007	2006
Balance, beginning	$6,111,725	$5,892,713
Additions	1,095,224	3,801,609
Amounts collected	(895,513)	(3,582,597)

Balance, ending	$6,311,436	$6,111,725

The following represents the maturities and sensitivities of loans to changes in interest rates at December 31, 2007, without regard to scheduled periodic principal repayments on amortizing loans:

		Due After 1
	Due	But Within	Due
	Within 1 Yr	5 Yrs	After 5 Yrs	Total
Commercial, financial and agricultural	$4,660,233	$5,274,029	$11,081,282	$21,015,554
Real estate – construction	7,418,959	4,815,597	262,542	12,497,098
Real estate – home equity	4,517	1,730,362	5,062,833	6,797,712
Real estate – residential mortgage	837,145	4,176,214	56,712,850	61,726,209
Real estate – commercial mortgage	4,546,009	13,026,493	40,348,971	57,921,473
Installment loans	696,450	8,090,003	2,116,473	10,902,926
Other	621,654	642,574	747,386	2,011,614

Total	$18,784,967	$37,755,272	$116,332,337	$172,872,576

Loans due after one year with:

Variable rates	$124,768,403
Fixed rates	29,319,206

Total	$154,087,609

Index

Concentrations of Credit Risk:  The bank grants installment, commercial and residential loans to customers in central and eastern West Virginia in striving to maintain a diversified loan portfolio.  Nonetheless, concentrations of credit, defined as loans to a customer, the customers’ related parties, or to a number of customers operating in the same industry, which in the aggregate total 25% or more of capital can occur.  At December 31, 2007, we had seven such concentrations.

Direct and indirect extensions of credit to automobile dealers, consisting of floor plan loans and other commercial loans which are generally secured by liens on the subject inventories or equipment, totaled $6,963,526.  Extensions of credit to companies in the lodging, restaurant and bar industry totaled $12,159,763.  These loans are usually made to finance the purchase, operation or improvement of these establishments and are generally secured by liens on the subject property.  Extensions of credit for the purchase of rental real estate totaled $16,746,410.  These loans are usually made to purchase or improve the subject property and are secured by the rental unit(s).  Retail stores and wholesalers have extensions of credit totaling $6,184,262 and $7,800,260, respectively.  Credit is extended to these entities primarily to finance the purchase, make capital improvements, or satisfy working capital needs.  These loans are generally secured by the company’s real estate, equipment, inventory, and/or accounts receivable.  Also, extensions of credit for ski resort related loans totaled $12,960,995.  These loans are extended to business and residential properties in and around various West Virginia ski resorts.  Additional collateral such as pledges of accounts receivable, real estate, or personal guarantees may also be required when granting any of these credits.  The bank evaluates each such customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained is based upon these credit evaluations.

Note 6.  Allowance for Loan Losses

An analysis of the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005, is as follows:

	2007	2006	2005

Balance, beginning of year	$1,873,038	$1,597,006	$1,378,106

Charge offs:
Commercial, financial and agricultural	1,538,565	123,400	-
Real estate – commercial mortgage	347,695	-	-
Real estate – residential mortgage	78	-	-
Installment	48,839	39,130	90,212
Total	1,935,177	162,530	90,212

Recoveries:
Commercial, financial and agricultural	8,055	4,100	5,660
Real estate – residential mortgage	-	-	1,022
Installment	34,229	11,077	27,763
Total	42,284	15,177	34,445

Net charge-offs	1,892,893	147,353	55,767
Provision for loan losses	1,783,155	423,385	274,667

Balance, end of year	$1,763,300	$1,873,038	$1,597,006

Index

The following summary provides additional information regarding impaired, nonaccrual and past due loans:

	December 31,
	2007	2006
Impaired loans without a valuation allowance	$1,467,156	$155,849
Impaired loans with a valuation allowance	2,570,365	4,991,814
Total impaired loans	$4,037,521	$5,147,663

Valuation allowance related to impaired loans	$623,839	$990,482

Total nonaccrual loans excluded from impaired loan disclosure	$449,770	$506,468
Total loans past due ninety days or more still accruing	206,230	-

	Year Ended December 31,
	2007	2006	2005
Average investment in impaired loans	$4,244,525	$3,846,072	$3,974,629
Interest income recognized on impaired loans	351,874	331,872	292,013
Interest income recognized on a cash basis on impaired loans	124,985	276,007	278,334
Interest income recognized on nonaccrual loans excluded from impaired loan disclosure	$34,206	$4,626	$386

No additional funds are committed to be advanced in connection with impaired loans.

Note 7.  Bank Premises and Equipment

The major categories of bank premises and equipment and accumulated depreciation and amortization at December 31, 2007 and 2006, are summarized as follows:

	2007	2006
Land	$950,403	$950,403
Buildings and improvements	5,280,882	4,870,355
Furniture and equipment	2,552,090	2,977,312
Total bank premises and equipment	8,783,375	8,798,070

Less accumulated depreciation	4,523,711	4,466,757

Bank premises and equipment, net	$4,259,664	$4,331,313

Depreciation expense for the years ended December 31, 2007, 2006 and 2005, totaled $306,684, $338,543 and $400,996 respectively.

Note 8.  Deposits

The following is a summary of interest bearing deposits by type as of December 31, 2007 and 2006:

	2007	2006
Interest bearing checking accounts	$45,697,691	$41,767,746
Money market accounts	5,405,844	5,979,073
Savings accounts	21,589,320	22,745,891
Certificates of deposit under $100,000	59,984,442	59,949,884
Certificates of deposit of $100,000 or more	40,699,314	38,997,134

Total	$173,376,611	$169,439,728

Interest expense on deposits is summarized below:
	2007	2006	2005
Interest bearing checking accounts	$1,277,151	$1,161,291	$613,132
Money market accounts	27,625	33,159	49,703
Savings accounts	120,762	120,996	129,933
Certificates of deposit under $100,000	2,636,307	2,072,523	1,490,864
Certificates of deposit of $100,000 or more	1,899,708	1,493,549	1,092,905

Total	$5,961,553	$4,881,518	$3,376,537

Index

The following is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 2007 and 2006:

	2007		2006
	Amount	Percent	Amount	Percent
Three months or less	$3,588,278	8.82%	$2,350,997	6.03%
Three through six months	6,447,653	15.84	4,370,990	11.21
Six through twelve months	14,167,482	34.81	10,680,396	27.39
Over twelve months	16,495,901	40.53	21,594,751	55.37
Total	$40,699,314	100.00%	$38,997,134	100.00%

A summary of the maturities for all time deposits as of December 31, 2007, follows:

Year	Amount
2008	$60,633,390
2009	10,801,795
2010	7,899,979
2011	14,190,113
2012	7,013,574
After 2012	144,905
Total	$100,683,756

At December 31, 2007 and 2006, deposits of related parties including directors, executive officers, and their related interests of Citizens Financial Corp. and subsidiary approximated $7,190,207 and 2,748,807, respectively.

Note 9.  Derivative Instruments

From 2001 to 2004, the bank offered a product known as the Index Powered CD to its customers.  This is a five year certificate of deposit which, if held to maturity, provides the customer with guaranteed return of principal and interest which is linked to the performance of the Standard and Poor’s 500 Index over the term of the certificate of deposit.  As of December 31, 2007 and 2006 the notional value of these deposits was $203,373 and $894,278, respectively.

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

This interest rate swap also represents a derivative contract and is accounted for as a fair value hedge under SFAS 133.  As such, it is carried as an asset at fair value with changes in value being recognized in current earnings.  The impact of our derivative activities on pretax income was $(19,639) in 2007, $(43,501) in 2006 and $(37,865) in 2005.

Note 10.  Income Taxes

The company files income tax returns in the U.S. federal jurisdiction and the state of West Virginia.  With few exceptions, the company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2004.  The company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no impact on the financial statements.

The components of applicable income tax expense/(benefit) for the years ended December 31, 2007, 2006 and 2005, are as follows:

	2007	2006	2005
Current:
Federal	$135,605	$986,391	$982,912
State	39,729	144,201	146,870
	175,334	1,130,592	1,129,782
Deferred:
Federal	53,463	(162,754)	(181,117)
State	6,290	(12,192)	(21,307)
	59,753	(174,946)	(202,424)

Total	$235,087	$955,646	$927,358

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

The tax effects of temporary differences which give rise to the company's deferred tax assets and liabilities as of December 31, 2007 and 2006, are as follows:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$404,264	$562,127
Accrued income and expenses	18,060	18,553
Employee benefit plans	733,905	832,401
Net loan origination fees and costs	64,652	20,624
Interest on nonaccrual loans	8,422	-
Deferred gain on sale of other real estate	18,303	-
Net unrealized loss on securities	-	232,041
	1,247,606	1,665,746

Deferred tax liabilities:
Accretion on securities	(31,895)	(26,265)
Net unrealized gains on securities	(22,283)	-
Depreciation	(207,536)	(197,141)
	(261,714)	(223,406)
Net deferred tax asset	$985,892	$1,442,340

A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rate by book pretax income for the years ended December 31, 2007, 2006 and 2005, is as follows:

	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
Computed tax at applicable statutory rate	$431,430	34.0%	$1,034,463	34.0%	$1,011,345	34.0%
Increase/(decrease) in taxes resulting from:
Tax-exempt interest	(226,911)	(17.9)	(149,248)	(4.9)	(147,527)	(5.0)
State income taxes, net of federal tax benefit	30,373	2.4	87,126	2.8	82,872	2.8
Tax exempt income on retirement plans	(28,485)	(2.2)	(27,772)	(0.9)	(27,755)	(0.9)
Other	28,680	2.2	11,077	0.4	8,423	0.3
Applicable income taxes	$235,087	18.5%	$955,646	31.4%	$927,358	31.2%

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

Index

401(k) Plan:  A 401(k) profit sharing plan is provided for the benefit of all employees who have attained the age of 21 and completed one year/1,000 hours of continuous service.  The plan allows participating employees to contribute amounts up to the limits set by the Internal Revenue Service and permits the bank to make discretionary contributions to the plan in such amount as the Board may determine to be appropriate.  Contributions made to the plan by the bank for the years ended December 31, 2007, 2006 and 2005, were $49,000, $81,000 and $77,000, respectively.

Executive Supplemental Income Plan:  Subsequent to an amendment to the bank’s pension benefit formula in 1995, it offered a nonqualified executive supplemental income plan to certain senior officers, some of whom are now retired, as a means of overcoming the reduced pension benefit.  The plan provides predetermined fixed monthly income for a period of 180 months to the participants upon retirement.  It is funded by life insurance contracts which the bank purchased.  The bank has been named the beneficiary of those contracts.  The liability accrued under this plan at December 31, 2007 and 2006 was $247,417 and $253,292, respectively.  The cash surrender values of the underlying insurance contracts at those same dates were $561,602 and $516,130.  Expenses associated with the plan were $10,566 in 2007, $8,549 in 2006, and $11,217 in 2005.

Executive and Director Supplemental Retirement Plan:  Effective January 1, 2003, the bank entered into a non-qualified supplemental executive and director retirement plan with various officers and directors of the bank which provides them with income benefits payable at retirement age or death.  In connection with this plan, the bank purchased life insurance contracts in 2002 for $2,000,000.  These contracts are not assets of the plan but are instead owned by the bank and had cash surrender values of $2,273,638 at December 31, 2007 and $2,189,860 at December 31, 2006.  Liabilities under the plan were $742,566 at December 31, 2007 and $653,097 at December 31, 2006.  Expenses of the plan, net of income for the increase in the cash surrender value, were $40,081 in 2007, $66,936 in 2006 and $51,992 in 2005.

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

Index

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158).  The company adopted SFAS 158 on a prospective basis beginning with the year ended December 31, 2006.  Additional information regarding the company’s pension and other postretirement benefits is presented below in accordance with SFAS 158 for 2007 and 2006.  Previous year information for 2005 is presented in accordance with the previous FASB Statements.  The measurement date used for the pension disclosures is October 31 for all years presented.

Obligations and Funded Status

	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Change in benefit obligation
Benefit obligation at beginning of year	$4,811,427	$4,734,599	$522,934	$613,217
Service cost	116,060	112,312	20,070	24,242
Interest cost	288,608	271,181	27,945	31,769
Actuarial (gain)/loss	(46,451)	(68,016)	30,421	(119,255)
Benefits paid	(269,319)	(238,649)	(41,486)	(27,039)
Benefit obligation at end of year	$4,900,325	$4,811,427	$559,884	$522,934

Change in plan assets
Fair value of plan assets at beginning of year	$4,059,169	$3,755,700	$-	$-
Actual return on plan assets	601,238	471,946	-	-
Employer contribution	111,802	70,172	41,486	27,039
Benefits paid	(269,319)	(238,649)	(41,486)	(27,039)
Fair value of plan assets at end of year	$4,502,890	$4,059,169	$-	$-

Funded status	$(397,435)	$(752,258)	$(559,884)	$(522,934)

Amounts recognized on consolidated balance sheets as:
Accrued benefit liability	$(397,435)	$(752,258)	$(559,884)	$(522,934)

Amounts recognized in accumulated other comprehensive income consist of:
Net (loss)/gain	$(1,120,633)	$(1,533,873)	$208,745	$251,293
Prior service (cost)/credit	12,555	29,523	-	-
Net obligation at transition	-	-	(104,717)	(125,663)
Deferred tax benefit/(expense)	421,070	571,653	(39,531)	(47,739)
	$(687,008)	$(932,697)	$64,497	$77,891

The accumulated benefit obligation of our pension plan was $4,315,444 at October 31, 2007 and $4,213,134 at October 31, 2006.

Index

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Pension Benefits					Other Benefits
	2007	2006		2005		2007	2006		2005
Net periodic benefit cost:
Service cost	$116,060		$112,312		$98,730	$20,070		$24,242		$23,575
Interest cost	288,608		271,181		267,484	27,945		31,769		31,084
Expected return on plan assets	(330,584)		(329,317)		(341,241)	-		-		-
Net amortization and deferral	(16,968)		(16,968)		(16,968)	8,819		16,318		15,664
Recognized net actuarial loss	96,135		95,680		47,051	-		-		-
Net periodic benefit cost	153,251		132,888		55,056	56,834		72,329		70,323

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain)/loss for period	$(317,105)	$	N/A	$	N/A	$30,421	$	N/A	$	N/A
Amortization of prior service cost	16,968		N/A		N/A	-		N/A		N/A
Amortization of transition obligation	-		N/A		N/A	(20,946)		N/A		N/A
Amortization of net loss/(gain)	(96,135)		N/A		N/A	12,127		N/A		N/A
Total recognized in other comprehensive income	(396,272)		N/A		N/A	21,602		N/A		N/A

Total recognized in net periodic benefit cost and other comprehensive income	$(243,021)		$132,888		$55,056	$78,436		$72,329		$70,323

Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of employees expected to receive benefits under the plan.

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $70,123 and $(12,555), respectively.  The estimated transition obligation for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $20,946.

Assumptions

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.00%	5.75%	6.50%	6.00%	5.75%	5.75%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.00%	3.50%	N/A	N/A	N/A

Weighted-average assumptions used to determine benefit obligations
Discount rate	6.25%	6.00%		6.00%	5.75%
Rate of compensation increase	3.00%	3.00%		N/A	N/A

The expected long-term rate of return for the pension plan is based on the expected return of each of the plan’s asset categories (detailed below), weighted based on the median of the target allocation of each category.

Plan Assets

	Pension Benefits
	Target		Percentage of Plan
	Allocation	Allowable	Assets at October 31,
	2008	Range	2007	2006
Asset category:
Equity securities	70%	40-80%	68%	74%
Debt securities	25%	20-40%	27%	20%
Real estate	0%	0%	0%	0%
Other	5%	3-10%	5%	6%
Total	100%		100%	100%

Index

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

Allowable assets include cash equivalents, fixed income securities, equity securities, exchange traded index funds and GICs.  Prohibited investments include, but are not limited to, commodities and future contracts, private placements, options, limited partnerships, venture capital investments, real estate and IO, PO, and residual tranche CMOs.  Unless a specific derivative security is allowed per the plan document, permission must be sought from the Pension Committee to include such investments.

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

Cash Flows

Contributions:  Our pension plan calls for a minimum contribution of approximately $216,082 in 2008.  No contributions are expected to be made to our other postretirement plans, however.

Estimated Future Benefits Payments: The following benefit payments, which reflect future service, are expected to be paid:

	Pension Benefits	Other Benefits
2008	$278,047	$38,885
2009	280,573	37,410
2010	292,125	37,791
2011	293,673	39,823
2012	296,795	38,225
2013 - 2017	1,566,090	195,989

Note 12.  Other Borrowings

Short-Term Borrowings:  During 2007 and 2006, our short-term borrowings consisted of securities sold under agreements to repurchase (repurchase agreements), advances under a line of credit with the Federal Home Loan Bank of Pittsburgh (FHLB) and federal funds purchased.  Interest is paid on the repurchase agreements based on either fixed or variable rates as determined upon origination.  At December 31, 2007 and 2006, securities with an amortized cost of $14,611,458 and $14,095,926, respectively, and estimated fair values of $14,750,799 and $13,900,030, respectively, were pledged to secure the repurchase agreements.

As a member of the FHLB, the bank has access to various lines of credit under programs administered by the FHLB.  Borrowings under these arrangements bear interest at the interest rate posted by the FHLB on the day of the borrowing and are subject to change daily.  The lines of credit are secured by a blanket lien on all unpledged and unencumbered assets.

The following information is provided relative to our short-term borrowing obligations:

	Repurchase	Line of	Federal Funds
	Agreement	Credit	Purchased
2007
Amount outstanding at December 31	$14,258,042	$3,997,900	$1,400,000
Weighted average interest rate at December 31	3.51%	4.32%	4.25%
Maximum month-end amount outstanding	$21,888,322	$3,997,900	$1,400,000
Average daily amount outstanding	$18,868,254	$406,537	$618
Weighted average interest rate for the year	3.52%	4.85%	4.78%

2006
Amount outstanding at December 31	$15,970,434	$3,438,000	$425,000
Weighted average interest rate at December 31	3.99%	5.40%	5.56%
Maximum month-end amount outstanding	$25,052,293	$9,630,000	$2,800,000
Average daily amount outstanding	$19,204,359	$2,699,222	$69,521
Weighted average interest rate for the year	3.43%	5.20%	4.79%

2005
Amount outstanding at December 31	$20,511,399	$-	$-
Weighted average interest rate at December 31	2.50%	-	-
Maximum month-end amount outstanding	$24,983,307	$1,389,500	$-
Average daily amount outstanding	$21,635,619	$108,678	$14,178
Weighted average interest rate for the year	2.30%	3.60%	3.55%

Index

Long-Term Borrowings:  Long-term borrowings of $2,718,865 and $3,511,770 at December 31, 2007 and 2006, respectively, consist of advances from the FHLB which are used to finance specific lending activities.  These advances carry fixed interest rates ranging from 4.46% to 5.00% while the weighted average interest rate at December 31, 2007 was 4.56%.  The weighted average interest rate for the year ending December 31, 2007 was 4.50%.

A summary of the maturities of the long-term borrowings for the next five years is as follows:

Year	Amount
2008	$375,518
2009	392,915
2010	411,119
2011	430,167
2012	337,590
2013 and thereafter	771,556

Total	$2,718,865

Note 13.  Commitments and Contingencies

At December 31, 2007 and 2006, the bank maintained required reserve balances with the Federal Reserve Bank of Richmond approximating $338,000 and $123,000, respectively.  The bank does not earn interest on such reserve balances.

Litigation:  We are involved in various legal actions arising in the ordinary course of business.  In the opinion of counsel, the outcome of these matters will not have a significant adverse effect on our financial condition or results of operations.

Financial Instruments With Off-Balance-Sheet Risk:  The bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.  The contract amounts of these instruments reflect the extent of involvement the bank has in particular classes of financial instruments.

	Contract Amount
Financial instruments whose contract amounts represent credit risk	2007	2006
Commitments to extend credit	$24,602,947	$22,054,312
Standby letters of credit	301,223	461,689

Total	$24,904,170	$22,516,001

The bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments.  The bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Index

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

Note 14.  Shareholders’ Equity and Restrictions on Dividends

The primary source of funds for the dividends paid by Citizens Financial Corp. is dividends received from Citizens National Bank.  Dividends paid by the bank are subject to restrictions by banking regulations.  The most restrictive provision requires approval by the Office of the Comptroller of the Currency if dividends declared in any year exceed the year's net income, as defined, plus the retained net profits of the two preceding years.  At December 31, 2007, the net retained profits available for distribution to Citizens Financial Corp. as dividends without regulatory approval approximate $1,875,098 or 8.8% of consolidated net assets.

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

Quantitative measures established by regulation to ensure capital adequacy require the company and bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets.  We believe, as of December 31, 2007, that the company and bank meet all capital adequacy requirements to which they are subject.

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007:
Total Capital:Risk Weighted Assets	$23,328	12.52%	$14,906	8.00%	$18,633	10.00%
Tier I Capital:Risk Weighted Assets	21,565	11.57	7,455	4.00	11,183	6.00
Tier I Capital:Average Assets	21,565	8.75	9,858	4.00	12,323	5.00

As of December 31, 2006:
Total Capital:Risk Weighted Assets	$22,413	12.95%	$13,846	8.00%	$17,307	10.00%
Tier I Capital:Risk Weighted Assets	20,540	11.87	6,922	4.00	10,382	6.00
Tier I Capital:Average Assets	20,540	8.49	9,677	4.00	12,097	5.00

Note 15.  Fair Value of Financial Instruments and Interest Rate Risk

The following summarizes the methods and significant assumptions used in estimating fair value disclosures for financial instruments.

Index

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

Derivative Financial Instruments:  The fair values of the interest rate swaps are based on quoted market prices of like products.

The carrying values and estimated fair values of the company's financial instruments are summarized below:

	December 31, 2007		December 31, 2006
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$7,049,699	$7,049,699	$6,064,890	$6,064,890
Interest bearing deposits with other banks	12,421	12,421	29,858	28,858
Federal funds sold	-	-	-	-
Securities available for sale	58,559,453	58,559,453	59,745,539	59,745,539
Loans, net	170,939,264	166,266,520	166,217,889	158,001,485
Accrued interest receivable	1,384,943	1,384,943	1,393,468	1,393,468

Financial liabilities:
Deposits	$201,296,470	$202,239,030	$196,543,215	$197,344,439
Short-term borrowings	19,655,942	19,655,942	19,833,434	19,833,434
Long-term borrowings	2,718,865	2,720,621	3,511,770	3,426,840
Accrued interest payable	523,403	523,403	511,094	511,094

Financial instruments:
Interest rate swaps and call options	$2,957	$2,957	$21,054	$21,054

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

Index

Note 16.  Condensed Financial Statements of Parent Company

Information relative to the parent company's balance sheets at December 31, 2007 and 2006, and the related statements of income and cash flows for the years ended December 31, 2007, 2006 and 2005, are presented below.

		December 31,
Balance Sheets		2007	2006
Assets
Cash		$2,992	$2,853
Investment in subsidiary		21,077,936	20,275,166
Total assets		$21,080,928	$20,278,019

Shareholders' equity
Common stock, $2.00 par value, 4,500,000 shares authorized, issued 2,250,000 shares		$4,500,000	$4,500,000
Retained earnings		20,998,645	20,842,981
Accumulated other comprehensive income/(loss)		(586,154)	(1,233,399)
Treasury stock at cost, 420,496 shares		(3,831,563)	(3,831,563)
Total shareholders' equity		$21,080,928	$20,278,019

	For the Years Ended December 31,
Statements of Income	2007	2006	2005
Income - dividends from subsidiary bank	$883,801	$1,512,770	$1,288,485
Expenses - operating	5,500	7,400	6,203
Income before equity in undistributed income of subsidiary	878,301	1,505,370	1,282,282
Equity in undistributed income of subsidiary	155,525	581,521	764,904
Net income	$1,033,826	$2,086,891	$2,047,186

	For the Years Ended December 31,
Statements of Cash Flows	2007	2006	2005
Cash flows from operating activities
Net income	$1,033,826	$2,086,891	$2,047,186
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(155,525)	(581,521)	(764,904)
Cash provided by operating activities	878,301	1,505,370	1,282,282

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Dividends paid to shareholders	(878,162)	(1,048,482)	(992,726)
Acquisition of treasury stock	-	(456,171)	(290,074)
Cash used in financing activities	(878,162)	(1,504,653)	(1,282,800)

Increase/(decrease) in cash	139	717	(518)
Cash:
Beginning	2,853	2,136	2,654
Ending	$2,992	$2,853	$2,136

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Citizens Financial Corp. and Subsidiary
Elkins, West Virginia

We have audited the consolidated balance sheets of Citizens Financial Corp. and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Financial Corp. and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Citizens Financial Corp. and Subsidiary’s internal control over financial reporting as of December 31, 2007 included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 12, 2008

Index

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No reportable items.

Item 9A(T).  Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the company, under the supervision and with the participation of management, including the chief executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-4.  Based upon that evaluation, the chief executive officer and principal financial officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company which is required to be included in the company’s periodic SEC filings.  The company did not have any changes in internal control over financial reporting during its fourth quarter for the year ending December 31, 2007, that materially effected, or were reasonably likely to effect the company’s internal control over financial reporting.

Report of Management’s Assessment of Internal Control Over Financial Reporting

Citizens Financial Corp. is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report.  The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management’s estimates and judgments.

The management of Citizens Financial Corp. is responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles.  The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits.  Actions are taken to correct potential deficiencies as they are identified.  Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected.  Also, because of changes in conditions, internal control effectiveness may vary over time.  Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

The Audit Committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm, and reviews audit plans and results, as well as management’s actions taken in discharging responsibilities for accounting, financial reporting, and internal control.  Yount, Hyde & Barbour, P.C., independent registered public accounting firm, and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.

Management assessed the company’s system of internal control over financial reporting as of December 31, 2007.  In making this assessment, we used the criteria for effective internal control over financial reporting set forth in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concludes that, as of December 31, 2007, its system of internal control over financial reporting is effective and meets the criteria of the Internal Control-Integrated Framework.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.  Other Information

No reportable items.

Index

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The number of directors of the company may consist of not less than five nor more than 25 persons in accordance with the company’s Articles of Incorporation.  The number of directors is fixed by resolution of a majority vote of shareholders and currently stands at ten.  Among them, Mr. John A. Yeager, CPA, serves as an independent director and as the company’s audit committee financial expert.  Mr. Yeager received his bachelor’s degree in accounting from West Virginia University in 1980 and has six years experience in public accounting.  During that time Mr. Yeager gained experience in the audit of banks whose characteristics and complexity are similar to Citizens.  Mr. Yeager also has served as controller for two nonbanking companies for approximately nineteen years.  He has served on the board of directors of Citizens National Bank since April, 1999 and of Citizens Financial Corp. since April, 2003.  His current term on the holding company board expires in April, 2009. The following table sets forth the names of all of the persons who have served as directors of Citizens Financial Corp. for the year ended December 31, 2007, their ages and principal occupations, their length of service to the company and the expiration of their present terms.

Name and Age	Principal Occupation During Past Five Years	Director Since (1)	Present Term Expires

Robert N. Alday 92	President, Phil Williams Coal Company	September, 1986	April, 2009

Max L. Armentrout 70	President, and Chairman of the Board, Laurel Lands Corp.; Chairman of the Board, Citizens Financial Corp.	September, 1986	April, 2008 (2)

William J. Brown 61	President, Hess Oil Co., Inc.	February, 2000	April, 2010

Edward L. Campbell 68	Co-Owner, Retired, Campbell’s Market	February, 2000	April, 2010

William T. Johnson, Jr. 64	President and Chief Executive Officer and Executive Vice President, Citizens National Bank	April, 2005	April, 2008 (2)

Cyrus K. Kump 61	President, Kump Enterprises; Kerr Real Estate	June, 1992	April, 2009

Robert J. Schoonover 68	President and Chief Executive Officer, Citizens Financial Corp. and Citizens National Bank	April, 1998	April, 2010

L. T. Williams 77	Consultant, Retired, Elkins Builders Supply	September, 1986	April, 2008 (2)

John A. Yeager, CPA 49	Controller, Newlons International Sales, LLC	April, 2003	April, 2009

(1)
All of the above named directors, with the exception of Mr. Alday, have also served as directors of Citizens National Bank for the past five years on a continuous basis.  Mr. Alday has not served Citizens National Bank in any official capacity.

(2)	Mr. Armentrout, Mr. Johnson, and Mr. Williams have been nominated to stand for reelection to an additional 3 year term expiring in April, 2011.

Index

Set forth below are the executive officers of Citizens Financial Corp. and subsidiary, their age, present position and relations that have existed with affiliates and others during the past five years.

Name and Age	Present Position	Principal Occupation and Banking Experience During the Last Five Years

Robert J. Schoonover 68	President & CEO, Citizens Financial Corp.	President and Chief Executive Officer, Citizens Financial Corp. and Citizens National Bank

William T. Johnson, Jr. 64	Vice President, Citizens Financial Corp. President &CEO, Citizens National Bank	President and Chief Executive Officer and Executive Vice President, Citizens National Bank

Thomas K. Derbyshire 49	Vice President & Treasurer, Citizens Financial Corp. Executive Vice President, Citizens National Bank	Executive Vice President, Senior Vice President and Chief Financial Officer, Citizens National Bank

Rudy F. Torjak, Jr. 59	Senior Vice President and Chief Credit Officer, Citizens National Bank	Senior Vice President and Chief Credit Officer, Citizens National Bank; Senior Vice President-Commercial Loans, Wesbanco, Inc.

Nathaniel S. Bonnell 26	Vice President and Chief Financial Officer, Citizens National Bank	Vice President and Chief Financial Officer, and Financial Reporting Manager Citizens National Bank

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

Item 11.  Executive Compensation

Executive Compensation:  The executive officers of Citizens Financial Corp. serve without compensation from the company.  Those serving as officers of the subsidiary bank are compensated by the bank for that service, however.  The principal executive officer of the corporation serves without compensation from the bank or the company.  He is currently retired from the bank and receives fees for his role as a director of the company, as well as from retirement plan distributions.  None of the company’s executive officers serve under an employment agreement with the company.  Compensation is primarily comprised of a base salary that is adjusted by the Board’s personnel committee annually.  The company currently does not provide equity or incentive based compensation to executive officers.

The following table sets forth the compensation of the company's Principal Executive Officer (PEO), as well as the two most highly compensated executive officers, other than the PEO, who were serving as executive officers at the end of the last completed fiscal and have total annual compensation exceeding $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Nonqualified Deferred Compensation Earnings (1)	All Other Compensation (2) (3)	Total
Robert J. Schoonover,
President & CEO	2007	$-	N/A	$83,991	$83,991
Citizens Financial Corp	2006	-	N/A	79,992	79,992
(Principal Executive Officer)

William T. Johnson, Jr.
VP, Citizens Financial Corp.	2007	145,906	$12,753	17,113	175,772
President & CEO,	2006	126,356	21,572	16,927	164,855
Citizens National Bank

Thomas K. Derbyshire
VP & Treasurer,	2007	136,090	4,533	3,880	144,503
Citizens Financial Corp.	2006	120,113	5,664	5,851	131,628
Executive Vice President, Citizens National Bank

Index

(1)
Mr. Schoonover is retired from the bank and receives payments from supplemental retirement plans.  The payment of such benefits results in a decrease in the value of each nonqualified deferred compensation plan, therefore these have been excluded from the table above.  He participates in the executive supplemental income plan and the executive and director supplemental retirement plan; the change in the values of those plans was $(33,091) in 2007 and $(42,227) in 2006.

(2)
Mr. Schoonover and Mr. Johnson also serve as members of the board of directors.  In 2007, for his services as a director, Mr. Schoonover received director fees of $26,519 for board and committee meetings, as well as other compensation totaling $27,859 which included $20,004 for consulting fees and the remainder for insurance premiums paid for the benefit of the director.  In 2006, Mr. Schoonover received director fees of $22,279 for board and committee meetings, as well as other compensation totaling $28,228. Mr. Johnson received $9,219 and $9,319 in director fees for his services on the board for 2007 and 2006, respectively.

(3)
In addition to the board fees described in the preceding footnote, this column includes the company’s contributions to the individual’s 401(k) retirement savings program to which the individual has a vested interest and taxable income resulting from participation in a bank sponsored executive and director supplemental retirement plan.  The bank's group life and health insurance program, which is paid for by the bank, is made available to all full-time employees and does not discriminate in favor of directors or officers; however, in accordance with IRS Code Section 79, the cost of group term life insurance coverage for an individual in excess of $50,000 is added to the individual's earnings and is also included in this figure.  Since Mr. Schoonover is retired from the bank his figure also includes, $9,061 received from the executive supplemental income plan, $20,424 received from the executive and director supplemental retirement plan for each of the years presented.

Retirement Plans:   Citizens Financial Corp., having no employees, has no retirement program, but Citizens National Bank has a pension program for its eligible employees.  This pension plan is a qualified retirement plan and is available to all employees, including officers, who meet the eligibility requirements.  Directors do not participate in this plan. The bank’s defined benefit pension plan covers all employees who meet the eligibility requirements.  To be eligible, an employee must be 21 years of age and have completed one year/1,000 hours of continuous service.  Our funding policy is to make annual contributions as permitted or required by applicable regulations.  Pensions for all participants are based on five-year average final compensation.  Credits are received for each year of participation at the following rates: 1 percent of the first $9,600 of the 5-year average final compensation and 1.5 percent of such average final compensation in excess of $9,600, all multiplied by years of service up to a 25-year maximum.  The pension benefits are payable to participants on a monthly basis in the form of a joint and 50 percent survivor annuity for all married participants who do not elect otherwise, or in the form of a single life annuity for all other participants or survivors.  Joint and 100 percent survivorship, single life annuity or 120 payments guaranteed are other optional forms of distribution.  Under the plan, the normal retirement age is 65.  However, an employee can retire beginning at age 60 and received full benefits based on the same formula described above using their current years of service and last five years of compensation.  Mr. Schoonover, who is retired from the bank, is currently receiving an annual benefit of $30,467 under this plan.  Mr. Johnson is eligible to retire under the early retirement provisions of this plan.  Additional information regarding the plan is contained in Note 11 to the accompanying consolidated financial statements.

The bank has established a 401(k) plan for the benefit of all employees who meet eligibility requirements.  A description of the Plan, the eligibility requirements and the contributions made to the Plan by the bank for the years ended December 31, 2007, 2006 and 2005 may be found in Note 11 to the accompanying consolidated financial statements.

The bank entered into a nonqualified supplemental income plan with certain senior officers as described in Note 11 to the accompanying consolidated financial statements.  A copy of the plan, and the amendments thereto, are incorporated herein by reference to the exhibits contained in the company’s Forms 10-K dated December 31, 1997 and 1996.  The plan was originally established for certain key officers after the employee pension plan benefit calculations were revised and benefits were reduced.  This plan was purchased to replace the lost retirement income the officers had suffered through the pension modification.  Normal retirement age under the plan is 65.  However, executives can receive 100% of their retirement benefit if they retire early after age 62 and have completed 30 years of service.  This deferred compensation plan calls for 180 equal monthly payments to be paid beginning after retirement.  The monthly retirement benefit for Mr. Schoonover, Mr. Johnson, and Mr. Derbyshire is $755, $669, and $1,069, respectively.  These payment amounts were determined at plan inception as a direct result of the benefits lost in the pension modification.  Mr. Schoonover is currently receiving benefits under the plan, and Mr. Johnson is currently qualified to retire under the early retirement provisions.

Index

Also as explained in Note 11, effective January 1, 2003, the bank entered into another nonqualified executive and director supplemental retirement plan with its directors and those officers who qualified.  A copy of the plan is incorporated herein by reference to Exhibit 10 contained in the company’s Form 10-K dated December 31, 2003.  This plan was designed to reward directors and key officers for their service on a basis consistent with that of many of our competitors.  Benefits paid under the plan (if any) are the result of excess after-tax earnings of certain life insurance contracts purchased by the bank over a defined opportunity cost.  The opportunity cost is defined as a rolling 5 year average of the 3 year Treasury bill.  The excess earnings are used to compute a retirement benefit that is recorded in a pre-retirement account as a liability on books of the registrant for each plan year.  The change in the pre-retirement benefit is included in the summary compensation table above under the caption Nonqualified Deferred Compensation Earnings.  Upon retirement of an executive, the balance in the pre-retirement account is paid to the executive in 120 monthly installments or until the executive’s death.  In addition to these payments, the retiree also receives the additional excess earnings for each plan year subsequent to his retirement until death.  These excess earnings are calculated using the same formula as described in this paragraph.  The plan defines normal retirement age as 65, but an executive can retire with 100% of his benefits at age 62 if he has 30 years of service with the company. If the executive retires or leaves employment before he is age 65 and does not have 30 years of service, he will receive no benefit from the plan.  Mr. Schoonover receives benefits from this plan, and Mr. Johnson is currently qualified to retire under this plan with full benefits.  The plan also includes a death benefit for each executive.  If an executive dies before retirement, his designee will receive a death benefit of two and one half times the executive’s final pre-tax gross salary.  If the executive dies after retirement, his designee will receive a $100,000 death benefit.  In either case, the executive’s designee also receives any remaining retirement benefit as well.

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

Director Compensation:  The following table presents the compensation of the directors of the company for the year ended December 31, 2007:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total
Robert N. Alday	$600	$-	$-	$600
Max L. Armentrout	20,859	20,511	37,751	79,121
William J. Brown	20,359	7,837	11,017	39,213
Edward L. Campbell	14,209	11,985	10,812	37,006
John F. Harris (2)	11,434	3,937	252	15,623
Cyrus K. Kump	24,219	8,308	11,017	43,544
L.T. Williams	21,319	15,626	252	37,197
John A. Yeager	18,569	-	594	19,163

Index

(1)
For his service as chairman of the board, Mr. Armentrout received consulting fees of $26,784.  The bank paid health insurance premiums for Mr. Armentrout, Mr Brown, Mr. Campbell, and Mr. Kump in the amount of $10,255 per person.

(2)
Mr. Harris retired from the board of directors July 20, 2007 at age 79.  Mr. Harris’ retirement was not the result of any disagreement or conflict with the company’s directors or executive officers.  Mr. Harris had served as a director of Citizens Financial Corp. since its inception in 1986.

The table above includes all directors of Citizens Financial Corp, except for Robert J. Schoonover and William T. Johnson, Jr. who also serve as executive officers.  With the exception of Mr. Alday, each director also serves on the board for Citizens National Bank.  The table includes compensation from the company and the subsidiary bank.  There are four additional directors excluded from the table above that only serve on the board for Citizens National Bank.  The bank directors, Dickson W. Kidwell, Franklin M. Santmyer, Jr., Thomas A. Wamsley, and C. Curtis Woodford earned total compensation of $34,886, $13,291, $23,859, and $10,171, respectively.

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

Also included in the Other Compensation column above are insurance premiums paid by the bank for benefit of the directors, as well as a consulting fee paid to chairman of Citizens Financial Corp., Max L. Armentrout in the amount of $26,784.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The company does not have any plan that provides for the issuance of any securities under equity compensation plans.

The company has one shareholder, Max L. Armentrout, who is the beneficial owner of more than 5% of the company's common stock, the only class of stock outstanding, as of February 28, 2008.  Mr. Armentrout, who is chairman of the board of directors of the company, beneficially owns 94,220 shares or 5.15% of the outstanding stock.  His direct and indirect ownership is disclosed in the table below.

The following table sets forth the amount and percentage of stock of  Citizens Financial Corp. beneficially owned by each director and executive officer of the company, and by all directors and executive officers as a group, as of February 28, 2008.

	Shares of Stock Beneficially Owned					Percent of
Name	Direct	Indirect		Total		Ownership

Max L. Armentrout	79,005	15,215	(1)	94,220		5.15%
PO Box 1758
Elkins, WV 26241
Robert N. Alday	1,500	60,600	(2)	62,100		3.39%
William J. Brown	2,250	3,250	(3)	5,500		0.30%
Edward L. Campbell	1,500	450	(4)	1,950		0.11%
William T. Johnson, Jr.	1,500	8,554	(5)	10,054		0.55%
Cyrus K. Kump	1,500	11,550	(6)	13,050		0.71%
Robert J. Schoonover	1,500	300	(7)	1,800		0.10%
L. T. Williams	5,250	0		5,250		0.29%
John A. Yeager	5,025	475	(8)	5,500		0.30%
Thomas K. Derbyshire	210	0		210		0.01%

Directors and executive officers of the Bank	11,420	10,740		22,160	(9)	1.21%
All Directors and executive officers as a group	110,660	111,134		221,794		12.12%

Index

(1)	These 15,215 shares are owned by Mr. Armentrout's wife.

(2)
Mr. Alday's  indirect  ownership  includes 20,400 shares owned by his wife and 40,200 shares which he votes for the Phil Williams Coal Company.  The 40,200 shares he votes for the Phil Williams Coal Company are also pledged as collateral for a loan made in the normal course of business by the subsidiary bank.

(3)	Includes 1,750 shares owned jointly with his wife and 1500 shares held in custody for their children.

(4)	Includes 300 shares owned jointly with his wife and 150 shares owned by his wife.

(5)	Includes 5,734 shares owned jointly with his wife and 2,820 shares owned by his wife.

(6)	Includes 6,050 shares owned by his wife and 5,500 shares held in custody for their children.

(7)	These 300 shares are owned jointly with his wife.

(8)	These 475 shares are owned jointly with his wife.

(9)	This figure represents the ownership of persons who are directors of the subsidiary bank but not of the company. Such persons number four.

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

As of December 31, 2007, outstanding loan balances to related parties totaled $6,311,436 or 29.9% of equity capital with unused lines of credit of $1,427,620 or 6.8% of the equity capital of Citizens Financial Corp. outstanding to these parties.

Other than loans originated in the normal course of business by the Bank, none of the directors, executive officers, 5 percent or more beneficial stockholders or their immediate family members have an interest or are involved in any transactions with Citizens Financial Corp. or Citizens National Bank in which the amount involved exceeds $120,000, or was not subject to the usual terms or conditions, or was not determined by competitive bids.  Information related to loans granted to related parties in excess of $120,000 is contained in Note 5 to the accompanying consolidated financial statements.  Similarly, no director, executive officer or 5 percent or more beneficial stockholder has an equity interest in excess of 10 percent in a business or professional entity that has made payments to or received payments from Citizens Financial Corp. or Citizens National Bank in 2007 which exceeds 5 percent of either party's gross revenue.

Item 14.  Principal Accounting Fees and Services

Fees for services provided by our principal accountants are provided below:

	2007	2006

Audit Fees	$58,900	$39,050
Audit-Related Fees	22,277	7,647
Tax Fees	5,100	5,600
All Other Fees	-	-

Audit fees consist of fees for professional services rendered for the audit of the Company’s financial statements and review of financial statements included in the Company’s quarterly reports.  Audit-related fees are primarily related to consultations concerning financial accounting and reporting standards.  The increase in 2007 audit-related fees is primarily attributable to assurance services on the methodology used in developing the company’s allowance for loan losses.  Tax fees consist of compliance fees for the preparation of original tax returns and fees for tax consulting services.

Index

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

12
The computation of minimum standard capital ratios, as contained in this report, was done as specified in applicable regulatory guidelines.  All other ratios presented may be clearly determined from the material contained in this filing

14
The company’s Code of Ethics, which is applicable to all employees of the company and it’s subsidiary, including the principal executive officer and principal accounting officer, has been made available on the company’s website, www.cnbelkins.com, and is, therefore, not filed as part of this Form 10-K.

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

Citizens Financial Corp.

By /s/ Robert J. Schoonover
Robert J. Schoonover
President and Chief Executive Officer

Date:	3/12/08

By /s/ Thomas K. Derbyshire
Thomas K. Derbyshire
Treasurer and Principal Financial Officer

Date:	3/12/08

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Max L. Armentrout	Chairman of the Board	3/12/08
Max L. Armentrout	and Director

Director
Robert N. Alday

/s/ William J. Brown	Director	3/12/08
William J. Brown

/s/ Edward L. Campbell	Director	3/12/08
Edward L. Campbell

/s/ William T. Johnson, Jr.	Director	3/12/08
William T. Johnson, Jr.

/s/ Cyrus K. Kump	Director	3/12/08
Cyrus K. Kump

/s/ Robert J. Schoonover	Director	3/12/08
Robert J. Schoonover

/s/ L. T. Williams	Director	3/12/08
L. T. Williams

Director
John A. Yeager

Index

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT

The entire annual report and proxy materials mailed to the company's stockholders has been furnished to the Commission for its information under separate cover, in paper format, concurrent with submission to stockholders on  March 21, 2008.