Form 10-Q
period 2008-03-31
CITIZENS FINANCIAL CORP/DE/
filed 2008-05-14
CIK 764156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008

Commission file number 2-96144

CITIZENS FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	55-0666598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

213 Third Street, Elkins, West Virginia	26241
(Address of principal executive offices)	(Zip Code)

(304) 636-4095
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2008

Common Stock ($2 par value)	1,829,504

FORM 10-Q
CITIZENS FINANCIAL CORP.
Quarter Ended March 31, 2008

INDEX

Page No.
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets March 31, 2008 and December 31, 2007	3

Condensed Consolidated Statements of Income Three Months Ended March 31, 2008 and March 31, 2007	4

Statements of Comprehensive Income/Loss Three Months Ended March 31, 2008 and March 31, 2007	5

Condensed Consolidated Statements of Changes in Shareholders' Equity Three Months Ended March 31, 2008 and March 31, 2007	6

Condensed Consolidated Statements of Cash Flows Three Months Ended March 31, 2008 and March 31, 2007	7

Notes to Condensed Consolidated Financial Statements.	8-15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15-21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Not Applicable

Item 4. Controls and Procedures	22

Part II. Other Information and Index to Exhibits

Items 1 through 6.	22
1
Signatures	23

Certification by Executive Officers Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002	24-27

Index

PART I ITEM I - FINANCIAL INFORMATION
CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	March 31,	December 31,
	2008	2007
	(Unaudited)	*
ASSETS

Cash and due from banks	$5,855	$7,050
Interest bearing deposits with other banks	68	12
Securities available for sale, at fair value	64,642	58,559
Loans, less allowance for loan losses of $1,921 and $1,763, respectively	172,346	170,939
Premises and equipment, net	4,233	4,260
Accrued interest receivable	583	1,385
Other assets	5,212	4,390
Total Assets	$252,939	$246,595

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest bearing	$26,926	$27,920
Interest bearing	180,746	173,376
Total deposits	207,672	201,296
Short-term borrowings	18,243	19,656
Long-term borrowings	2,626	2,719
Other liabilities	2,755	1,843
Total liabilities	231,296	225,514

Commitments and contingencies	-	-

SHAREHOLDERS' EQUITY

Common stock, $2.00 par value, authorized 4,500,000 issued 2,250,000	4,500	4,500
Retained earnings	21,156	20,999
Accumulated other comprehensive income/(loss)	(181)	(586)
Treasury stock at cost, 420,496 shares	(3,832)	(3,832)
Total shareholders' equity	21,643	21,081
Total Liabilities and Shareholders' Equity	$252,939	$246,595

*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
INTEREST INCOME

Interest and fees on loans	$3,123	$3,300
Interest and dividends on securities:
Taxable	393	495
Tax-exempt	211	104
Interest on interest bearing deposits with other banks	24	21
Interest on federal funds sold	2	5
Total interest income	3,753	3,925

INTEREST EXPENSE

Interest on deposits	1,514	1,414
Interest on short-term borrowing	126	166
Interest on long-term borrowing	31	37
Total interest expense	1,671	1,617
Net interest income	2,082	2,308
Provision for loan losses	126	207
Net interest income after provision for loan losses	1,956	2,101

NONINTEREST INCOME

Trust department income	84	54
Brokerage fees	48	37
Service fees	241	236
Insurance commissions	2	-
Secondary market loan fees	13	26
Other	66	88
Total noninterest income	454	441

NONINTEREST EXPENSE

Salaries and employee benefits	902	970
Net occupancy expense	116	108
Equipment expense	99	109
Data processing	147	137
Director fees	60	63
Postage	53	42
Professional service fees	76	66
Stationery	29	44
Software expense	65	36
Other	253	320
Total noninterest expenses	1,800	1,895

Income before income taxes	610	647
Income tax expense	148	194
Net income	$462	$453
Basic and fully diluted earnings per common share	$0.25	$0.25
Weighted average shares outstanding	1,829,504	1,829,504

Dividends per common share	$0.12	$0.12

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
STATEMENTS OF COMPREHENSIVE INCOME/LOSS
(In thousands of dollars)

	Three Months Ended
	March 31
	2008	2007
	(Unaudited)

Net income	$462	$453

Other comprehensive income:
Gross unrealized gains arising during the period	653	185
Adjustment for income tax expense	(248)	(71)
	405	114

Other comprehensive income, net of tax	405	114

Comprehensive income	$867	$567

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands of dollars)

	Three Months Ended March 31, 2008 and 2007
	(unaudited)

				Accumulated		Total
				Other		Share-
	Common Stock		Retained	Comprehensive	Treasury	holders'
	Shares	Amount	Earnings	Income/(Loss)	Stock	Equity

Balance, January 1, 2008	2,250,000	$4,500	$20,999	$(586)	$(3,832)	$21,081
Net income	-	-	462	-	-	462
Net change in unrealized gain/loss on securities	-	-	-	405	-	405
Cash dividends declared ($0.12 per share)	-	-	(219)	-	-	(219)
Adjustment to initially apply emerging issues task force issue No. 06-4, net of tax	-	-	(86)	-	-	(86)

Balance March 31, 2008	2,250,000	$4,500	$21,156	$(181)	$(3,832)	$21,643

Balance, January 1, 2007	2,250,000	$4,500	$20,843	$(1,233)	$(3,832)	$20,278
Net income	-	-	453	-	-	453
Net change in unrealized gain/loss on securities	-	-	-	114	-	114
Cash dividends declared ($0.12 per share)	-	-	(219)	-	-	(219)

Balance March 31, 2007	2,250,000	$4,500	$21,077	$(1,119)	$(3,832)	$20,626

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net Income	$462	$453
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	126	207
Depreciation and amortization	80	82
Amortization/(accretion) on securities	(1)	11
Loss on disposal of equipment	1	-
Decrease in accrued interest receivable	802	62
(Increase)/decrease in other assets	(1,030)	88
Increase in other liabilities	827	433
Cash provided by operating activities	1,267	1,336

Cash flows from investing activities:
Principal payments on available for sale securities	584	362
Proceeds from sales of available for sale securities	326	155
Proceeds from maturities and calls, available for sale securities	5,740	4,820
Purchases of available for sale securities	(12,079)	(3,600)
Purchases of premises and equipment	(51)	(39)
Increase in loans	(1,577)	(2,132)
Cash used by investing activities	(7,057)	(434)

Cash flows from financing activities:
Cash dividends paid	(219)	(219)
Decrease in short-term borrowing	(1,412)	(1,797)
Repayment of long-term borrowing	(93)	(355)
Increase in time deposits	3,250	119
Increase in other deposits	3,126	1,232
Cash provided/(used) by financing activities	4,651	(1,020)

Net decrease in cash and cash equivalents	(1,139)	(118)
Cash and cash equivalents at beginning of period	7,062	6,095

Cash and cash equivalents at end of period	$5,923	$5,977

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,643	$1,612
Income taxes	$-	$38

Supplemental disclosure of noncash investing and Financing activities:
Other real estate and other assets acquired in settlement of loans	$44	$1,224

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

The condensed consolidated statements contained herein include the accounts of Citizens Financial Corp. and its wholly-owned subsidiary Citizens National Bank ("the bank").  All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated.  In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made.  All such adjustments were of a normal, recurring nature.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.  The financial statements and notes included herein should be read in conjunction with those included in Citizens' 2007 Annual Report to Shareholders and Form 10-K.

NOTE 2 – Split-Dollar Life Insurance Arrangement

In September 2006, the Emerging Issues Task Force (EITF) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee.  The consensus is effective for fiscal years beginning after December 15, 2007.  Accordingly the company must record a liability for the post retirement cost of the insurance policies carried by the bank to fund the directors and executive officers supplemental retirement plan.  Additional information related to this plan can be found in our Note 11 of our 2007 Annual Report to Shareholders and Form 10-K.

The company adopted this issue in the first quarter 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings of approximately $86,000.  This adjustment is presented on our condensed consolidated statements of changes in shareholders’ equity in this report.

NOTE 3 – RECLASSIFICATIONS

Certain accounts in the condensed consolidated financial statements for 2007, as previously presented, have been reclassified to conform with current year classifications.

Index

NOTE 4 - SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2008 and December 31, 2007 are summarized as follows (in thousands):

	March 31, 2008

				Carrying
				Value
				(Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value)
	(Unaudited)

Available for sale:
U.S. Government agencies and corporations	$26,828	$533	$0	$27,361
Mortgage backed securities-
U.S. Government agencies and corporations	12,878	69	5	12,942
Tax exempt state and political subdivisions	23,350	192	78	23,464
Federal Reserve Bank stock	108	-	-	108
Federal Home Loan Bank stock	604	-	-	604
Community Financial Services Inc. Stock	163	-	-	163
Total securities available for sale	$63,931	$794	$83	$64,642

	December, 31, 2007*

				Carrying
				Value
				(Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value)
	(Unaudited)

Available for sale:
U.S. Government agencies and corporations	$28,084	$227	$19	$28,291
Mortgage backed securities-
U.S. Government agencies and corporations	6,587	14	41	6,561
Tax exempt state and political subdivisions	22,717	91	215	22,594
Federal Reserve Bank stock	108	-	-	108
Federal Home Loan Bank stock	842	-	-	842
Community Financial Services Inc. Stock	163	-	-	163
Total securities available for sale	$58,501	$333	$275	$58,559

* From audited financial statements

The tables below provide summaries of securities available for sale which were in an unrealized loss position at March 31, 2008 and December 31, 2007.  As of March 31, 2008, these securities had a total fair value of $8,420,000 and carried unrealized losses of $83,000, or 0.99%.  Securities which have been in a continuous loss position for the past twelve months total $2,645,000.  The unrealized loss pertaining to these securities is $14,000 or 0.53%.  The majority of these losses are on municipal instruments.  With the exception of one municipal which is not rated, all of these instruments carry A ratings from the major credit rating agencies.  The other losses are on securities issued by U.S. government agencies and corporations which carry the implied faith and credit of the U.S. Government.  With the excellent credit quality in our portfolio, we believe these unrealized losses are the result of changing interest rates, and we will be able to fully recover our investment.  In addition, no losses have been recognized on the $29,020,000 of securities that carried unrealized losses at December 31, 2007.

Index

	March 31, 2008
	Securities Available for Sale
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and corporations	$-	$-	$-	$-	$-	$-
Mortgage backed securities-
U.S. Government agencies and corporations	-	-	1,064	5	1,064	5
Tax exempt state and political subdivisions	5,775	69	1,581	9	7,356	78
Total securities available for sale	$5,775	$69	$2,645	$14	$8,420	$83

	December 31, 2007*
	Securities Available for Sale
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and corporations	$-	$-	$10,973	$19	$10,973	$19
Mortgage backed securities-
U.S. Government agencies and corporations	-	-	4,887	40	4,887	41
Tax exempt state and political subdivisions	11,243	193	1,917	23	13,160	215
Total securities available for sale	$11,243	$193	$17,777	$82	$29,020	$275

*From audited financial statements.

The maturities, amortized cost and estimated fair values of the bank's securities at March 31, 2008 are summarized as follows (in thousands):

	Available for sale
	Amortized	Estimated
	Cost	Fair Value

Due within 1 year	$15,844	$15,982
Due after 1 but within 5 years	32,846	33,417
Due after 5 but within 10 years	13,719	13,721
Due after 10 years	647	647
Equity securities	875	875
	$63,931	$64,642

Mortgage backed securities have remaining contractual maturities ranging from 1 day to 14.58 years and are reflected in the maturity distribution schedule shown above based on their anticipated average life to maturity, which ranges from 0.04 to 4.82 years.  The company’s equity securities are required to be held for membership in the Federal Reserve and Federal Home Loan Bank and are shown at cost since they may only be sold to the respective issuer or another member at par.

Index

The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the three month periods ended March 31, 2008 and 2007 are as follows (in thousands):

	Proceeds From			Gross Realized
		Calls and	Principal
	Sales	Maturities	Payments	Gains	Losses

March 31, 2008:
Securities available for sale	$326	$5,740	$584	$-	$-

March 31, 2007:
Securities available for sale	$155	$4,820	$362	$-	$-

At March 31, 2008 and December 31, 2007 securities with an amortized cost of $31,080,000 and $32,208,000, respectively, with estimated fair values of $31,616,000 and $32,358,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

At March 31, 2008 and December 31, 2007 our securities portfolio contained no concentrations within any specific industry or issuer.

NOTE 5 - LOANS

Total loans are summarized as follows (in thousands):

	March 31, 2008	December 31, 2007
	(Unaudited)	*

Commercial, financial and agricultural	$21,055	$21,015
Real estate - construction	11,978	12,497
Real estate – home equity	6,678	6,798
Real estate – residential mortgage	61,137	61,726
Real estate – commercial mortgage	59,131	57,921
Installment loans	11,029	10,903
Other	3,408	2,012
Total loans	174,416	172,872

Less:
Allowance for loan losses	1,921	1,763
Net deferred loan origination fees and costs	149	170

Loans, net	$172,346	$170,939

* From audited financial statements

Loans in a nonaccrual status were $4,147,000 and $4,487,000 at March 31, 2008 and December 31, 2007, respectively.

Many of our loans in a nonaccrual status are also considered impaired.  At March 31, 2008 our recorded investment in impaired loans was $3,875,000.  The valuation allowance assigned to these loans totaled $578,000. Our average investment in the impaired loans was $3,904,000 during the quarter.  The amount of interest income recorded on them in the first quarter was $13,000 while the amount of interest collected was $64,000.  Impaired loans at December 31, 2007 were $4,038,000.

Index

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

     Analyses of the allowance for loan losses are presented below (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Balance at beginning of period	$1,763	$1,873

Loans charged off:
Commercial and industrial	-	85
Real estate – residential mortgage	11	47
Real estate – commercial mortgage	-	120
Consumer and other	-	19
Total	11	271

Recoveries:
Commercial and industrial	42	-
Real estate – residential mortgage	1	-
Real estate – commercial mortgage	-	-
Consumer and other	-	13
Total recoveries	43	13

Net losses/(recoveries)	(32)	258

Provision for loan losses	126	207
Balance at end of period	$1,921	$1,822

NOTE 7 - DEPOSITS

The following is a summary of interest bearing deposits by type (in thousands):

	March 31, 2008	December 31, 2007
	(Unaudited)	*

Interest bearing checking	$50,706	$45,698
Money market accounts	5,059	5,406
Savings accounts	21,048	21,589
Certificates of deposit under $100,000	60,590	59,984
Certificates of deposit of $100,000 or more	43,343	40,699
Total	$180,746	$173,376

* From audited financial statements

NOTE 8 - BORROWINGS

The following table summarizes our borrowings by type (in thousands):

	March 31, 2008	December 31, 2007
	(Unaudited)	*

Short-term borrowings:
Securities sold under agreements to repurchase	$15,743	$14,258
Federal funds purchased	2,500	1,400
Overnight advances from Federal Home Loan Bank of Pittsburgh (FHLB) line of credit	-	3,998
Total	$18,243	$19,656

Long-term borrowings:
Advances from FHLB	$2,626	$2,719

* From audited financial statements

Index

NOTE 9 - EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost of our pension and other benefit plans are presented below (in thousands):

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Service cost	$29	$29	$4	$5
Interest cost	74	72	8	7
Expected return on plan assets	(88)	(83)	-	-
Net amortization and deferral	14	20	3	2
Net periodic cost	$29	$38	$15	$14

In the first quarter of 2008 we contributed $35,000 to our pension plan.  Our pension plan calls for a minimum contribution of approximately $181,000 for the remainder of 2008.  Payments totaling $128,000 were contributed to the plan during 2007.

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

Financial instruments whose contract amounts represent credit risk	March 31, 2008 (unaudited)	December 31, 2007 *
(in thousands)
Commitments to extend credit	$22,361	$24,603
Standby letters of credit	301	301
Total	$22,662	$24,904

The bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

* From audited financial statements.

NOTE 12 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period.  For the three months ended March 31, 2008 and 2007 the weighted average number of shares outstanding were 1,829,504.  During the periods ended March 31, 2008 and 2007 the company did not have any dilutive securities.

Index

NOTE 13 – FAIR VALUE MEASUREMENTS

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2
Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy.  Currently, all of the Company’s securities are considered to be Level 1 or Level 2 securities.

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.

NOTE 14 – SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)).  The Standard will significantly change the financial accounting and reporting of business combination transactions.  SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  Acquisition related costs including finder's fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The company does not expect the implementation to have a material impact on its consolidated financial statements.

Index

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires the company to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.   The company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards  No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

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

Description of Business

Citizens Financial Corp. is a $253 million Delaware corporation headquartered in Elkins, WV.  From there our wholly-owned subsidiary, Citizens National Bank of Elkins, provides loan, deposit, trust, brokerage and other banking and banking related services to customers in northcentral and eastern West Virginia and nearby areas through six branch offices.  We conduct no business other than the ownership of our bank subsidiary.

FORWARD LOOKING STATEMENTS

This report contains forward looking statements which reflect our current expectations based on information available to us.  These forward looking statements involve uncertainties related to the general economic conditions in our nation and other broad based issues such as interest rates and regulations as well as to other factors which may be more specific to our own operations including factors set forth in the “Risk Factors” section of our Form 10-K for the fiscal year ended December 31, 2007.  Examples of such factors may include our ability to attract and retain key personnel, implementing new technological systems, providing new products to meet changing customer and competitive demands, our ability to successfully manage growth strategies, controlling costs, maintaining our net interest margin, maintaining good credit quality, and others.  Forward looking statements can be identified by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plans”, “intends”, or similar words.  We do not attempt to update any forward looking statements.  When provided, we intend forward looking information to assist readers in understanding anticipated future operations and we include them pursuant to applicable safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe the expectations reflected in our forward looking statements are reasonable, actual results could differ materially.

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

OVERVIEW

As national economic indicators continue to signal recession, our local economy has also exhibited signs of a slowdown. Increasingly higher fuel prices have affected both the lumber and trucking industry in our area.  Furthermore, the national housing slowdown has softened demand for logging and lumber production.  Consumer households in our market have also seen increasing strain from rising fuel prices and increasing food costs as our area has a median household income well below the national average.  As these trends continue, demand for our products remains lower than we would like; in the first quarter total loans grew by $1.5 million to $174.4 million.  Loan quality continues to be of utmost importance, as we are careful not to accept loans of lower quality in exchange for higher loan volumes.  Instead we remain committed to increasing our loan portfolio with proper attention to credit quality.

In spite of the softened loan demand we have experienced, total assets increased approximately $6 million to $253 million at quarter-end, which included investment securities growth of $6.1 million.  At March 31, 2008, securities available for sale totaled $64.6 million.  Our asset growth was funded by a $6.4 million increase in deposits with total deposits totaling $207.7 million at quarter-end.

Index

Net income for the first quarter of 2008 was $462,000 compared to $453,000 for the first quarter of 2007.  During the first quarter of 2008 we experienced  lower levels of overhead and a lower level of provision for loan losses when compared to the same period in 2007.  However, we also experienced lower levels of net interest income as interest rates have declined by 300 basis points since last year.

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

Like many financial institutions across the country, Citizens has experienced net interest margin compression during the first quarter of 2008, as the Federal Reserve has reduced target rates by 200 basis points since December 31, 2007.  In addition, rates declined another 100 basis points in 2007.  Our net interest margin for the first quarter of 3.76% is 43 basis points lower than our margin for the first quarter of 2007.  This compression is primarily the result of decreasing loan rates on our variable rate products combined with competitive pressures to continue to price certificates of deposit higher than we would like.

As reflected in our income statement, net interest income decreased by $226,000 to $2,082,000 for the quarter.  On a tax equivalent basis, net interest income decreased by the lesser amount of $167,000 to $2,207,000 as Citizens increased its investment in tax-exempt municipal bonds in the latter part of 2007. Overall, interest income decreased $172,000 to $3,753,000 due mainly to a 42 basis point decline in yield.  This was partially offset by a $5.9 million increase in the average earning asset base.  Interest expense increased by $54,000 to $1,671,000 during the quarter reflecting a $4.8 million increase in our average interest bearing liabilities.

PROVISION FOR LOAN LOSSES

The provision for loan losses is management’s estimate of the amount which must be charged against current earnings in order to maintain the allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated based on quarterly evaluations of the loan portfolio.  Our provision for loan losses was $126,000 and $207,000 in the first quarter of 2008 and 2007, respectively.

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

Index

NONINTEREST INCOME

Noninterest income for the quarter of $454,000 increased $13,000, or 2.9%, from the first quarter of 2007. The largest component of noninterest income is service fees which totaled $241,000 for the quarter.  Service fees increased by $5,000 due to an increase in ATM and debit card fee income.  Our trust services increased by $30,000 and our brokerage services supplied an additional $11,000.

These increases were partially offset by a decrease of $13,000 in secondary market loan program fees. Other noninterest income declined by $22,000 with the largest decrease arising from $10,000 less fee income from cashing non-customer checks.

In the first quarter of 2008, management assessed our fee structure and expects to implement changes to that structure which should enhance earnings.  After disclosure to our customers is complete, these changes will be effective June 1, 2008.

NONINTEREST EXPENSE

Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes.  Historically our level of noninterest expense has been higher than average, partly due to the relatively smaller branch facilities we operate.  Therefore, controlling noninterest expense is a key factor to achieving higher earnings.

Noninterest expense decreased 5% or $95,000 to $1,800,000 for the first quarter of 2008.  The largest component of noninterest expense is salaries and employee benefits.  These personnel costs decreased 7% or $68,000 to $902,000 as we experienced lower medical insurance costs.  Equipment expense declined $10,000 for the quarter, and stationery costs also decreased by $15,000.  Unlike the first quarter of 2007 in which expenses associated with foreclosed properties totaled $51,000, we have incurred no such expenses in the first quarter of 2008.

These savings were partially offset by a $29,000 increase in software costs primarily related to the implementation of new lending software that we believe will improve the efficiency of our lending function.  In addition, data processing, occupancy, and postage expenses have increased by $10,000, $8,000, and $11,000, respectively.

There are a number of factors which could negatively impact noninterest expense in the future.  For example, salaries and benefits could rise if medical claims under our partially self-insured group medical plan increase.  Also, we may incur additional costs related to compliance with the Sarbanes-Oxley Act.  Currently we are required to comply with Section 404a of the Act and issue a conclusion about management’s assessment of internal control over financial reporting.  Possibly in 2008 or 2009 we may be required to have our independent accountants attest to our conclusions.

INCOME TAXES

Our provision for income taxes for the first quarter of 2008 of $148,000 includes both federal and state income taxes.  At this level taxes were 24.3% of pretax income.  The effective tax rate for the first quarter of 2007 was 30.0% at $194,000.  Except for income earned on loans to and bonds issued by municipalities and earnings on certain life insurance policies, all of our income is taxable.  The decrease in the tax rate in 2008 is primarily attributable to higher earnings from our increasing investment in municipal bonds.

FINANCIAL CONDITION

Index

LOAN PORTFOLIO

Throughout the first quarter of 2008 economic activity in our markets has been reserved as both industry and consumers face higher fuel prices and ripple effects of the housing slowdown.  The lumber, trucking, and tourism industries have experienced reduced activity.  The unsteadiness of our economy, as well as higher fuel and grocery costs, have influenced many consumers to limit spending.  All of these factors have contributed to limiting our growth during the first quarter with total loans increasing $1.5 million to $174.4 million.

Within the major loan categories, commercial real estate lending has increased by $1.2 million to $59.1 million.  Other commercial loans, not secured by real estate, remained stable during the first quarter.  Most of our commercial loans are secured by real estate whether or not repayment is linked to cash generated by the use or sale of the real property.  In cases where repayment is linked to such use, the timing and stability of the cash flow, secondary sources of repayment, loan guarantees and collateral valuations are all important considerations in granting the loan.

Retail lending, or lending to consumers for autos, homes, or for other purposes, has been difficult for Citizens over the past several years.  The major auto manufacturers and mortgage companies have launched aggressive campaigns to entice consumers away from traditional banking institutions.  Residential mortgage and construction lending each declined approximately $0.5 million in the first quarter, while installment loans remained relatively stable, up $126,000 during the same period.  Citizens recognizes the importance of retail lending as the cornerstone of who we are as a community bank.  We will continue to actively seek new strategies to increase this segment of our business in order to enhance portfolio diversification and reduce the inherent risk in our portfolio.

Finally, other loans primarily made to tax-exempt entities increased by $1.4 million as we helped fund a local project.  We expect to disburse an additional $1.5 million on this project through year-end.

CREDIT QUALITY AND ALLOWANCE FOR LOAN LOSSES

Despite the economic woes impacting the nation and our local markets as mentioned above, we believe Citizens continues to take appropriate action to systematically reduce the risk in our credit portfolio by relying on the improvements we have made with respect to our personnel, monitoring processes, and loan grading processes.  Additional information related to our improvements can be found in our 2007 annual report to shareholders on Form 10-K.

During the first quarter of 2008, we began the liquidation process of the commercial customer that accounted for the majority of our loan charge-offs last year.  We continue to believe, based on the information we currently possess, that our loss estimate for this loan is still reliable.  In spite of the major charge-offs we recorded last year, the first quarter has resulted in net recoveries of $32,000.  Also, impaired loans have decreased by $163,000 to $3.9 million.  We continue to develop detailed strategies to manage these loans which carry the greatest risk and monitor them continuously.

Past due loans have increased $0.5 million or 17.2% to $3.4 million at quarter-end.  However, approximately $900,000 is related to the commercial credit referred to above which had maintained a record of timely payments until the business ceased operation.  Absent this credit, loan past dues would have approximated $2.5 million which indicates a decrease of $400,000 or 13.4% at quarter end.

Our inherent risk of loss in our portfolio is addressed through our allowance for loan losses.  We determine the amount of our allowance quarterly by evaluating specific larger loans as well as pools of similar homogeneous loans.  Adjustments to pooled factors for various trends, economic conditions, changes in our credit management practices and abilities, and other factors may also be made.  By employing a disciplined methodology we arrive at an allowance for loan losses that we believe is adequate to provide for losses that are inherent in the loan portfolio.

Index

As of March 31, our allowance was $1,921,000, or 1.10% of gross loans, compared to $1,763,000, or 1.02% of gross loans at year-end.  This increase in the allowance is primarily attributable to the increased uncertainty in the economy as previously mentioned in this report.  In many cases our security position helps limit our risk of loss and we believe we are well equipped to manage and resolve the risks contained in our portfolio.  Based on information available to us, we believe our analyses are comprehensive and our allowance is adequate as of the report date. However, there can be no assurance that additional provisions for loan losses will not be required in the future as a result of changes in the assumptions which underlie our estimations or changes in economic conditions or the conditions of individual borrowers.

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

Our securities portfolio grew $6.1 million to $64.6 million during the first quarter as we experienced relaxed loan demand and increased deposit funding.  Our investment strategies in this area have led us to invest the majority of our available funding in mortgage-backed securities issued by government agencies.  These securities provide a good source of cash flow with average lives of less than 5 years, while providing a reasonable return on investment in today’s market.  We have not and will not invest in mortgage-backed securities with sub-prime exposure. All of our mortgage-backed securities carry the implied faith and credit of the U.S. government.  We purchased a total of $6.9 million in mortgage-backed securities, as well as $4.0 million of U.S. government agency bonds and $1.2 million in municipal instruments during the first quarter of 2008.

Overall our portfolio is made up of $27.4 million in agency securities, $12.9 million in mortgage-backed securities, $23.5 million in municipals, and $875,000 in correspondent and Federal Reserve Bank stock.  We monitor credit ratings on our investments on a monthly basis and currently do not have any credit concerns with any particular obligation.  With the exception of one municipal bond which is not rated, all of these instruments carry good to exceptional credit ratings and are of sound financial condition.

Our short-term investments including federal funds sold and interest bearing deposits with other banks has remained substantially unchanged since year-end.

DEPOSITS AND OTHER FUNDING SOURCES

Deposits grew $6.4 million to $207.7 million in the first quarter of 2008 with this growth centered in interest bearing deposits which grew by $7.4 million to $180.7 million, while noninterest bearing checking deposits decreased by $1.0 million to $26.9 million.  Within the major categories of interest bearing deposits, interest bearing checking and certificates of deposit grew by $5 million and $3.2 million, respectively.

Index

Historically our borrowings have consisted of repurchase agreements, Federal Home Loan Bank borrowings, and, when necessary, overnight borrowings such as fed funds purchased.  Total borrowings of $20,869,000 at March 31, 2008 were $1.5 million less than at year-end as our overnight borrowings have decreased by $2.9 million and repurchase agreements increased by $1.5 million.

CAPITAL RESOURCES

Our total capital of $21,643,000 is 8.6% of assets and similar to our position at year-end when capital was $21,081,000 or 8.5% of assets.  The increase is a product of our earnings for the first quarter less the payment of dividends to our shareholders.  Our risk based capital measures, which are established for all banks through the regulatory process, continue to easily exceed required levels.  We have no knowledge of any items or trends which are likely to materially impair our capital position.

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

We monitor liquidity on a regular basis by preparing projected balance sheets and analyzing our sources and uses of funds.  Historically, we have satisfied our liquidity needs through internal sources of funds with the exception of certain loans which have been funded by borrowing funds from the Federal Home Loan Bank of Pittsburgh.  Currently, we have access to approximately $95 million through various FHLB programs.  Borrowings through the programs at FHLB are secured by a blanket security interest in all unencumbered assets of the bank.

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

However, inflation does affect noninterest expenses such as personnel costs and the cost of services and supplies we use.  We attempt to offset increasing costs by controlling the level of noninterest expenditures and increasing levels of noninterest income.  Because inflation rates have generally been low during the time covered by the accompanying consolidated financial statements, the impact of inflation on our earnings has not been significant.  As previously noted in this report we have recently experienced increasing fuel and food prices impacting our economy.  However, based on current Federal Reserve policy we do not expect inflation to materially impact our financial position or results of operations in the foreseeable future.

Index

Part I Item 4
Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the company, under the supervision and with the participation of management, including the chief executive officer and principal financial officer, evaluated the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”).  Based on this evaluation, the chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the company’s internal control over financial reporting that occurred during the quarter that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

PART II -  OTHER INFORMATION

Item 1.
Legal Proceedings:  As of March 31, 2008 Citizens Financial Corp. is involved in various legal proceedings which occur in the normal course of business.  We believe all such litigation will be resolved without materially affecting our financial position or results of operations.  There are no other material proceedings known to be threatened or contemplated against either Citizens Financial Corp. or Citizens National Bank.

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

CITIZENS FINANCIAL CORP.

Date:	5/14/08	/s/Robert J. Schoonover
Robert J. Schoonover
President and
Chief Executive Officer

Date:	5/14/08	/s/Thomas K. Derbyshire
Thomas K. Derbyshire
Vice President, Treasurer and
Principal Financial Officer