Form 10-Q
period 2008-06-30
CITIZENS FINANCIAL CORP/DE/
filed 2008-08-14
CIK 764156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended	June 30, 2008

Commission file number 2-96144

CITIZENS FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	55-0666598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

213 Third Street, Elkins, West Virginia	26241
(Address of principal executive offices)	(Zip Code)

(304) 636-4095
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year,if changed since last report.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2008

Common Stock ($2 par value)	1,829,504

FORM 10-Q
CITIZENS FINANCIAL CORP.
Quarter Ended June 30, 2008

Index

PART I ITEM I - FINANCIAL INFORMATION
CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	June 30,	December 31,
	2008	2007
	(Unaudited)	*
ASSETS

Cash and due from banks	$7,019	$7,050
Interest bearing deposits with other banks	1,881	12
Securities available for sale, at fair value	75,460	58,559
Loans, less allowance for loan losses of $1,844 and $1,763, respectively	174,796	170,939
Premises and equipment, net	4,178	4,260
Accrued interest receivable	1,369	1,385
Other assets	4,949	4,390
Total Assets	$269,652	$246,595

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest bearing	$28,977	$27,920
Interest bearing	194,006	173,376
Total deposits	222,983	201,296
Short-term borrowings	14,997	19,656
Long-term borrowings	8,063	2,719
Other liabilities	2,671	1,843
Total liabilities	248,714	225,514

Commitments and contingencies	-	-

SHAREHOLDERS' EQUITY

Common stock, $2.00 par value, authorized 4,500,000 issued 2,250,000	4,500	4,500
Retained earnings	21,302	20,999
Accumulated other comprehensive income/(loss)	(1,032)	(586)
Treasury stock at cost, 420,496 shares	(3,832)	(3,832)
Total shareholders' equity	20,938	21,081
Total Liabilities and Shareholders' Equity	$269,652	$246,595

*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
INTEREST INCOME

Interest and fees on loans	$3,001	$3,387	$6,124	$6,687
Interest and dividends on securities:
Taxable	509	471	902	966
Tax-exempt	202	128	413	232
Interest on interest bearing deposits with other banks	7	25	31	46
Interest on federal funds sold	9	4	11	9
Total interest income	3,728	4,015	7,481	7,940

INTEREST EXPENSE

Interest on deposits	1,489	1,471	3,003	2,885
Interest on short-term borrowings	93	167	219	333
Interest on long-term borrowings	63	34	94	71
Total interest expense	1,645	1,672	3,316	3,289
Net interest income	2,083	2,343	4,165	4,651
Provision for loan losses	222	449	348	656
Net interest income after provision for loan losses	1,861	1,894	3,817	3,995

NONINTEREST INCOME

Trust department income	53	57	137	111
Brokerage fees	41	40	89	77
Service fees	272	266	513	502
Insurance commissions	11	9	13	9
Security gains	4	-	4	-
Secondary market loan fees	16	40	29	66
Other	53	63	119	151
Total noninterest income	450	475	904	916

NONINTEREST EXPENSE

Salaries and employee benefits	994	998	1,896	1,968
Net occupancy expense	106	102	222	210
Equipment expense	92	104	191	213
Data processing	141	128	288	265
Director fees	69	72	129	135
Postage	42	42	95	84
Professional service fees	68	74	144	140
Stationery	31	31	60	75
Software expense	60	48	125	84
Net cost of operation of other real estate	18	131	18	182
Other	256	283	509	552
Total noninterest expense	1,877	2,013	3,677	3,908

Income before income taxes	434	356	1,044	1,003
Income tax expense	81	85	229	279
Net income	$353	$271	$815	$724
Basic and fully diluted earnings
per common share	$0.19	$0.15	$0.45	$0.40

Weighted average shares outstanding	1,829,504	1,829,504	1,829,504	1,829,504

Dividends per common share	$0.12	$0.12	$0.24	$0.24

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
STATEMENTS OF COMPREHENSIVE INCOME/LOSS
(In thousands of dollars)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net income	$353	$271	$815	$724

Other comprehensive income:
Gross unrealized losses arising during the period	(1,368)	(369)	(715)	(184)
Adjustment for income tax benefit	520	141	272	70
	(848)	(228)	(443)	(114)

Less: Reclassification adjustment for losses included in net income	(4)	-	(4)	-
Adjustment for income tax benefit	1	-	1	-
	(3)	-	(3)	-
Other comprehensive loss, net of tax	(851)	(228)	(446)	(114)

Comprehensive income/(loss)	$(498)	$43	$369	$610

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands of dollars)

			Six Months Ended June 30, 2008 and 2007
			(unaudited)
	Common Stock		Retained	Accumulated Other Comprehensive	Treasury	Total Share-holders'
	Shares	Amount	Earnings	Income/(Loss)	Stock	Equity
Balance, January 1, 2008	2,250,000	$4,500	$20,999	$(586)	$(3,832)	$21,081
Net income	-	-	815	-	-	815
Net change in unrealized gain/(loss) on securities	-	-	-	(446)	-	(446)
Cash dividends declared ($0.24 per share)	-	-	(439)	-	-	(439)
Effect of initial application of emerging issues task force issue No. 06-4, net of tax	-	-	(53)	-	-	(53)
Effect of changing pension plan measurement date pursuant to SFAS No. 158, net of tax	-	-	(20)	-	-	(20)
Balance June 30, 2008	2,250,000	$4,500	$21,302	$(1,032)	$(3,832)	$20,938

Balance, January 1, 2007	2,250,000	$4,500	$20,843	$(1,233)	$(3,832)	$20,278
Net income	-	-	724	-	-	724
Net change in unrealized gain/(loss) on securities	-	-	-	(114)	-	(114)
Cash dividends declared ($0.24 per share)	-	-	(439)	-	-	(439)
Balance June 30, 2007	2,250,000	$4,500	$21,128	$(1,347)	$(3,832)	$20,449

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:	(Unaudited)
Net Income	$815	$724
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	348	656
Depreciation and amortization	159	162
Amortization on securities	4	19
Gain on sale/call of securities	(4)	-
Loss on sale of other real estate	-	21
Provision for loss on other real estate	-	112
Decrease in accrued interest receivable	16	66
(Increase)/decrease in other assets	(246)	192
Increase in other liabilities	709	38
Cash provided by operating activities	1,801	1,990

Cash flows from investing activities:
Principal payments, available for sale securities	1,807	888
Proceeds from sales of available for sale securities	484	274
Proceeds from maturities and calls,
available for sale securities	12,110	10,155
Purchases of available for sale securities	(32,021)	(8,403)
Purchases of premises and equipment	(71)	(50)
Proceeds from sale of other real estate	248	144
Increase in loans	(4,453)	(3,401)
Cash used in investing activities	(21,896)	(393)

Cash flows from financing activities:
Cash dividends paid	(439)	(439)
Decrease in short-term borrowing	(4,659)	(918)
Acquisition of long-term borrowing	5,530	-
Repayment of long-term borrowing	(186)	(534)
Increase in time deposits	3,430	1,202
Increase/(decrease) in other deposits	18,257	(535)
Cash provided by/(used in) financing activities	21,933	(1,224)

Net increase/(decrease) in cash and cash equivalents	1,838	373
Cash and cash equivalents at beginning of period	7,062	6,095
Cash and cash equivalents at end of period	$8,900	$6,468

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,268	$3,274
Income taxes	178	470

Supplemental Schedule of Noncash Investing and Financing Activities:
Other real estate and other assets acquired in settlement of loans	$248	$1,257
Unrealized gain/(loss) on securities available for sale	(719)	(184)

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

The condensed consolidated statements contained herein include the accounts of Citizens Financial Corp. and its wholly-owned subsidiary Citizens National Bank ("the bank").  All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated.  In the opinion of management, all adjustments for a fair presentation of the results of the interim periods and all adjustments that are necessary to make the financial statements no misleading have been made.  All such adjustments were of a normal, recurring nature.  The results of operations for the six-month and three-month periods ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year.  The financial statements and notes included herein should be read in conjunction with those included in Citizens' 2007 Annual Report to Shareholders and Form 10-K.

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

The company adopted this issue in the first quarter 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings of approximately $53,000, net of income tax.  This adjustment is presented on our condensed consolidated statements of changes in shareholders’ equity in this report.

NOTE 3 – RECLASSIFICATIONS

Certain accounts in the condensed consolidated financial statements for 2007, as previously presented, have been reclassified to conform with current year classifications.

NOTE 4 - SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2008 and December 31, 2007 are summarized as follows (in thousands):

Index

	June 30, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)

Available for sale:
U.S. Government agencies and corporations	$24,833	$198	$152	$24,879
Mortgage backed securities -U.S. Government agencies and corporations	18,636	22	519	18,139
Tax exempt state and political subdivisions	22,383	60	206	22,237
Corporate debt securities	9,182	14	78	9,118
Federal Reserve Bank stock.	108	-	-	108
Federal Home Loan Bank stock	816	-	-	816
Community Financial Services Inc. stock	163	-	-	163
Total securities available for sale	$76,121	$294	$955	$75,460

	December, 31, 2007*
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Value)
	(Unaudited)

Available for sale:
U.S. Government agencies and corporations	$28,084	$227	$19	$28,291
Mortgage backed securities-U.S. Government agencies and corporations	6,587	14	41	6,561
Tax exempt state and political subdivisions	22,717	91	215	22,594
Federal Reserve Bank stock	108	-	-	108
Federal Home Loan Bank stock	842	-	-	842
Community Financial Services Inc Stock	163	-	-	163
Total securities available for sale.	$58,501	$333	$275	$58,559

* From audited financial statements

The tables below provide summaries of securities available for sale which were in an unrealized loss position at June 30, 2008 and December 31, 2007.  As of June 30, 2008, these securities had a total fair value of $42,493,000 and carried unrealized losses of $955,000, or 2.2%.  Securities which have been in a continuous loss position for the past twelve months total $8,910,000.  The unrealized loss pertaining to these securities is $58,000 or 0.7%.  The majority of these losses are on securities issued by U.S. government agencies and corporations which carry the implied faith and credit of the U.S. Government.  The other losses are on municipal instruments and corporate debt securities.  With the exception of one municipal which is not rated, all of these instruments carry A ratings from the major credit rating agencies.  With the excellent credit quality in our portfolio, we believe these unrealized losses are the result of changing interest rates, and we will be able to fully recover our investment.  In addition, no losses have been recognized on the $29,020,000 of securities that carried unrealized losses at December 31, 2007.

Index

	June 30, 2008
	Securities Available for Sale
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and corporations	$5,336	$152	$-	$-	$5,336	$152
Mortgage backed securities - U.S. Government agencies and corporations	13,032	491	2,208	28	15,240	519
Tax exempt state and political subdivisions	7,608	176	6,702	30	14,310	206
Corporate debt securities	7,607	78	-	-	7,607	78
Total securities available for sale	$33,583	$897	$8,910	$58	$42,493	$955

	December 31, 2007*
	Securities Available for Sale
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and corporations	$-	$-	$10,973	$19	$10,973	$19
Mortgage backed securities -U.S. Government agencies and corporations	-	-	4,887	40	4,887	41
Tax exempt state and political subdivisions	11,243	193	1,917	23	13,160	215
Total securities available for sale	$11,243	$193	$17,777	$82	$29,020	$275

*From audited financial statements.

The maturities, amortized cost and estimated fair values of the bank's securities at June 30, 2008 are summarized as follows (in thousands):

	Available for sale
	Amortized Cost	Estimated Fair Value

Due within 1 year	$22,831	$22,872
Due after 1 but within 5 years	32,452	32,169
Due after 5 but within 10 years	14,795	14,586
Due after 10 years	4,956	4,746
Equity securities	1,087	1,087
	$76,121	$75,460

Mortgage backed securities have remaining contractual maturities ranging from 1 day to 19.75 years and are reflected in the maturity distribution schedule shown above based on their anticipated average life to maturity, which ranges from 0.04 to 11.07 years.  The company’s equity securities are required to be held for membership in the Federal Reserve and Federal Home Loan Bank and are shown at cost since they may only be sold to the respective issuer or another member at par.  The company’s remaining equities consist of a minimal investment in Silverton Bank, a correspondent bank the company uses for several services.

Index

The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the six month periods ended June 30, 2008 and 2007 are as follows (in thousands):

	Proceeds From			Gross Realized
		Calls and	Principal
	Sales	Maturities	Payments	Gains	Losses

June 30, 2008:
Securities available for sale	$484	$12,110	$1,807	$4	$-

June 30, 2007:
Securities available for sale	$274	$10,155	$888	$-	$-

At June 30, 2008 and December 31, 2007 securities with an amortized cost of $33,054,000 and $32,208,000, respectively, with estimated fair values of $33,015,000 and $32,358,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

At June 30, 2008, the company had a concentration within its corporate debt securities classification which included obligations of financial services industry companies having an approximate amortized cost of $9,182,000 and an estimated fair value of $9,118,000. There were no concentrations with any one issuer.

NOTE 5 - LOANS

Total loans are summarized as follows (in thousands):

	June 30, 2008	December 31, 2007
		*

Commercial, financial and agricultural	$20,995	$21,015
Real estate - construction	13,198	12,497
Real estate – home equity	6,646	6,798
Real estate – residential mortgage	60,672	61,726
Real estate – commercial mortgage	60,417	57,921
Installment loans	11,438	10,903
Other	3,407	2,012
Total loans	176,773	172,872
Less:
Allowance for loan losses	1,844	1,763
Net deferred loan origination fees and costs	133	54

Loans, net	$174,796	$170,939

* From audited financial statements

Loans in a nonaccrual status were $3,553,000 and $4,487,000 at June 30, 2008 and December 31, 2007, respectively.

Many of the loans in a nonaccrual status are also considered impaired.  At June 30, 2008 our recorded investment in impaired loans was $2,926,000.  The valuation allowance assigned to these loans totaled $620,000. Our average investment in the impaired loans was $3,385,000 during the quarter.  The amount of interest income recorded on them in the second quarter was $8,000 while the amount of interest collected was $57,346. Impaired loans at December 31, 2007 were $4,038,000.

Index

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Analyses of the allowance for loan losses are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Balance at beginning of period	$1,921	$1,822	$1,763	$1,873

Loans charged off:
Commercial and industrial	283	100	283	185
Real estate – res. mortgage	-	-	11	-
Real estate – comm. mortgage	24	75	24	242
Consumer and other	1	5	1	24
Total	308	180	319	451

Recoveries:
Commercial and industrial	6	-	48	-
Real estate – res. mortgage	-	-	1	-
Real estate – comm. mortgage	-	-	-	-
Consumer and other	3	12	3	25
Total recoveries	9	12	52	25

Net losses	299	168	267	426

Provision for loan losses	222	449	348	656
Balance at end of period	$1,844	$2,103	$1,844	$2,103

NOTE 7 - DEPOSITS

The following is a summary of interest bearing deposits by type (in thousands):

	June 30, 2008	December 31, 2007
		*

Interest bearing checking	$63,148	$45,698
Money market accounts	5,493	5,406
Savings accounts	21,251	21,589
Certificates of deposit under $100,000	59,446	59,984
Certificates of deposit of $100,000 or more	44,668	40,699
Total	$194,006	$173,376

* From audited financial statements

NOTE 8 - BORROWINGS

The following table summarizes our borrowings by type (in thousands):

	June 30, 2008	December 31, 2007
		*

Short-term borrowings:
Securities sold under agreements to repurchase	$13,297	$14,258
Federal funds purchased	1,700	1,400
Overnight advances from Federal Home Loan Bank of Pittsburgh (FHLB) line of credit	-	3,998
Total	$14,997	$19,656

Long-term borrowings:
Advances from FHLB	$8,063	$2,719

* From audited financial statements

Index

NOTE 9 - EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost of our pension and other benefit plans are presented below (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2008	2007	2008	2007	2008	2007	2008	2007

Service cost	$50	$29	$4	$5	$79	$58	$8	$10
Interest cost	80	72	7	7	154	144	15	14
Expected return on plan assets	(88)	(82)	-	-	(176)	(165)	-	-
Net amortization and deferral	22	20	3	2	36	40	6	4
Net periodic cost	$64	$39	$14	$14	$93	$77	$29	$28

In the first half of 2008 we contributed $70,000 to our pension plan.  Our pension plan calls for a minimum contribution of approximately $123,000 for the remainder of 2008.  Payments totaling $128,000 were contributed to the plan during 2007.

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

Financial instruments whose contract	June 30, 2008	December 31, 2007
amounts represent credit risk	(Unaudited)	*
(in thousands)
Commitments to extend credit	$22,776	$24,603
Standby letters of credit	801	301
Total	$23,577	$24,904

The bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

* From audited financial statements.

Index

NOTE 12 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period.  For the six months ended June 30, 2008 and 2007 the weighted average number of shares outstanding was 1,829,504.  During the periods ended June 30, 2008 and 2007 the company did not have any dilutive securities.

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

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy.  Currently, all of the Company’s securities are considered to be Level 2 securities.

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.  Impaired loans are discussed further in Note 5.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157. At June 30, 2008, the company had no OREO.

Index

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

Description of Business

Citizens Financial Corp. is a $270 million Delaware corporation headquartered in Elkins, WV.  From there our wholly-owned subsidiary, Citizens National Bank of Elkins, provides loan, deposit, trust, brokerage and other banking and related services to customers in northcentral and eastern West Virginia and nearby areas through six branch offices.  We conduct no business other than the ownership of our subsidiary bank.

FORWARD LOOKING STATEMENTS

This report contains forward looking statements which reflect our current expectations based on information available to us.  These forward looking statements involve uncertainties related to the general economic conditions in our nation and other broad based issues such as interest rates and regulations as well as other factors which may be more specific to our own operations including factors set forth in the “Risk Factors” section of our Form 10-K for the fiscal year ended December 31, 2007.  Examples of such factors may include our ability to attract and retain key personnel, implementing new technological systems, providing new products to meet changing customer and competitive demands, our ability to successfully manage growth strategies, controlling costs, maintaining our net interest margin, maintaining good credit quality, and others.  Forward looking statements can be identified by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plans”, “intends”, or similar words.  We do not attempt to update any forward looking statements.  When provided, we intend forward looking information to assist readers in understanding anticipated future operations and we include them pursuant to applicable safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe the expectations reflected in our forward looking statements are reasonable, actual results could differ materially.

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

OVERVIEW

As the national economy continues to struggle in the wake of housing crisis and uncertainty in oil prices, our local economy has begun exhibiting signs of a slowdown.  Higher fuel costs have affected both the lumber and trucking industries in our area.  Furthermore, the decline in the housing market has softened demand for logging and lumber production, and in turn prompted employee layoffs within local industry.  Consumers have also been affected by the higher fuel and food prices in markets where the median household income is well below the national average.  As these trends continue, demand for loans remains lower than we would like.  However, during the first half of 2008 assets grew by $23.1 million or 9.4% to $269.7 million primarily due to a $21.7 million increase in deposits.  This includes a temporary deposit from one of our customers of approximately $8 million that is expected to remain at our institution for no more than six months.  The remaining $13.7 million increase is primarily centered in interest bearing checking.  Our asset growth consisted of a $3.9 million increase in loans to $176.8 million and a $16.9 million increase in our investment portfolio to $75.5 million.

The first six months of 2008 produced net income of $815,000 which was $91,000 or 12.6% higher than the same period last year.  The increase in income is largely attributable to a lower provision for loan loss of $348,000 in 2008 compared to $656,000 in 2007, as well as lower expenses related to foreclosed properties falling by $164,000 to $18,000 in 2008.  These savings were partially offset by continued pressure on our net interest margin as market interest rates have fallen 325 basis points since September 2007.

A more detailed discussion of the factors impacting our results of operations and financial condition follows.  Amounts and percentages used in that discussion have been rounded.

Index

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

Like many financial institutions across the country, Citizens has experienced net interest margin compression during the first half of 2008, as Federal Reserve target rates have been reduced by 325 basis points since September 2007.  Our net interest margin for the first six months of 2008 of 3.69% is 52 basis points lower than our margin for the same period last year.  This compression is primarily the result of decreasing loan rates on our variable rate products combined with competitive pressures to continue to price certificates of deposit higher than we would like.

As noted above, net interest income is comprised of two components, interest income and interest expense.  Despite a $10.6 million increase in our average earning asset base, interest income in 2008 is down by $459,000 to $7,481,000 as our yield on earning assets declined by 62 basis points.   Interest expense increased by $27,000 due to a $8.8 million increase in average interest bearing liabilities.

As reflected on our income statement, net interest income decreased by $486,000 to $4,165,000 during the first six months of 2008.  On a tax equivalent basis , net interest income decreased by the lesser amount of $375,000 to $4,417,000 as Citizens increased its investment in tax-exempt municipal bonds in the latter part of 2007.  Similarly, for the second quarter, net interest income decreased by $260,000 to $2,083,000.

As the current rate environment is expected to continue into 2009, Citizens will continue to look for opportunities to decrease our cost of interest bearing liabilities.  Since the end of June 2008, Citizens has been able to reduce rates on a number of large deposit accounts.  We expect that these rate reductions will improve our cost of funding and ultimately strengthen our net interest margin.

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

For the first half of 2008 the provision for loan losses was $348,000 compared to $656,000 during the first half of 2007.  The second quarter provision was $222,000 in 2008 compared to $449,000 in 2007.  The provision was higher in 2007 due to one particular commercial credit involving an enterprise that exhibited increased business risk last year and ultimately failed at the end of last year.  The amount of the provision for loan losses is a function of our overall assessment of loan quality and the adequacy of the allowance for loan losses, which itself relies on significant use of judgment and estimates, the provision for loan losses expense may increase or decrease in the future.  Please refer to the Credit Quality and Allowance for Loan Losses section of this report where we further discuss the estimation methods and assumptions we use in analyzing the allowance and the quality of our loan portfolio.

Index

NONINTEREST INCOME

Noninterest income decreased slightly by $12,000 or 1.3% to $904,000 during the first half of 2008.  This decrease was largely due to a $37,000 decrease in fee income from our secondary market mortgage program, as demand for these mortgages has softened.  Other noninterest income also declined by $32,000 and mainly consisted of decreased revenue from check cashing fees, wire transfer fees, and income derived from the outsourcing of our official check program.

The largest component of noninterest income continues to be service fees which increased $11,000 to $513,000 as a result of higher ATM and debit card program fees. Our involvement in trust and brokerage services continues to be a major contributor to noninterest income.  Collectively, our trust and brokerage programs have increased $38,000 in the first half of 2008.

During the second quarter, noninterest income decreased by $25,000 or 5.3% to $450,000.  Much like the year-to-date decrease, this decline is mainly the result of lower loan volumes in our secondary market mortgage program which was $24,000 less in the second quarter of 2008 compared to the same period in 2007.

NONINTEREST EXPENSE

Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes.  Historically our level of noninterest expense has been higher than average, partly due to the relatively smaller branch facilities we operate.  Therefore, controlling noninterest expense is a key factor to achieving higher earnings.

During the first half of 2008, noninterest expense has decreased by $231,000 or 5.9% to $3,677,000.  Our largest noninterest expense, salaries and employee benefits, decreased $72,000 as we experienced lower medical insurance costs.  We also benefitted from a $164,000 decrease in costs related to foreclosed properties, as we had an unusually high number of these properties in 2007.  Costs related to foreclosures in the first half of 2008 totaled $18,000.  Other costs such as equipment expense, stationery, and director fees were down a combined $43,000.

Our cost savings were partially offset due to increased software costs of $41,000, as we are implementing a new loan processing software that we believe will improve efficiency in our lending function.  In addition, data processing, occupancy, and postage expenses have increased by a combined $46,000.

Analogous to the change in the year-to-date noninterest expense, the $1,877,000 of expense recorded in the second quarter was $136,000 or 6.8% less than the comparable period in 2007.  The majority of this savings was related to foreclosed property costs which decreased $113,000 to $18,000.

Index

There are a number of factors which could negatively impact noninterest expense in the future.  For example, salaries and benefits could rise if medical claims under our partially self-insured group medical plan increase. Also, we may incur additional costs related to compliance with the Sarbanes-Oxley Act.  Currently we are required to comply with Section 404a of the Act and issue a conclusion about management’s assessment of internal control over financial reporting.  We currently expect that in 2009 we will be required to have our independent accountants attest to our conclusions.

INCOME TAXES

Our provision for income taxes for the first half of 2008 of $229,000 includes both federal and state income taxes.  At this level taxes were     21.9% of pretax income.  Through six months of 2007 income tax expense totaled $279,000 or 27.8% of pretax income.  During the second quarter of 2008 we recorded taxes of $81,000 or 18.7% of pretax income compared to $85,000 or 23.9% during the comparable period last year.  Except for income earned on loans to and bonds issued by municipalities and earnings on certain life insurance policies, all of our income is taxable.  The decrease in the tax rate in 2008 is primarily attributable to increased earnings on tax-exempt municipal bonds.

FINANCIAL CONDITION

LOAN PORTFOLIO

Ripple effects from the national housing crisis and high fuel prices continue to influence both consumers and industry in our markets.  Our local lumber, trucking, and tourism industries have experienced reduced activity.  The unsteadiness in the economy combined with higher food and fuel costs, have influenced consumers to limit spending.  All of these factors have contributed to limiting our loan growth during the first half of 2008 with total loans growing by $3.9 million to $176.8 million.

Most of our loan growth in the first six months of 2008 has been centered in commercial real estate lending which grew $2.5 million to $60.4 million.  This growth was primarily comprised of three large loans to fund projects at a local ski resort.  Other commercial loans, not secured by real estate, remained stable at $21.0 million during the first half of the year. Most of our commercial loans are secured by real estate whether or not repayment is linked to cash generated by the use or sale of the real property.  In cases where repayment is linked to such use, the timing and stability of cash flow, secondary sources of repayment, loan guarantees, and collateral valuations are all important considerations in granting the loan.

In addition, other loans primarily comprised of tax-exempt entities grew by $1.4 million to $3.4 million as we helped fund a local project.  We expect to disburse an additional $1.5 million on this project by year-end.

Retail lending, or lending to consumers for autos, homes, or for other purposes, has been difficult for Citizens over the past several years.  Auto manufacturers and specialty mortgage companies have launched aggressive campaigns to pull consumers away from traditional banking institutions.  Residential mortgage lending declined by $1.1 million to $60.7 million over the first six months of 2008, while construction loans increased by $701,000 to $13.2 million over the same time period.  Installment loans increased by $535,000 to $11.4 million during the first half of the year, as Citizens has continued to maintain attractive automobile rates and has incorporated a new lending program on recreational vehicles into our product offerings.  We believe this new program will add quality loans to our portfolio and give us another opportunity to reach consumers in our markets.  Citizens will continue to actively seek new strategies and programs to increase the retail segment of our business in order to enhance portfolio diversification and reduce the inherent risk in our portfolio.

Index

CREDIT QUALITY AND ALLOWANCE FOR LOAN LOSSES

Despite the weak economic situation impacting the nation and our local markets, we believe Citizens continues to take appropriate action to systematically reduce the risk in our credit portfolio by relying on the improvements we have made with respect to our personnel, monitoring process, and loan grading processes.  Additional information related to our improvements can be found in our 2007 annual report to shareholders on Form 10-K.

During the first quarter of 2008, we began the liquidation process of the commercial customer mentioned earlier that accounted for the majority of our loan charge-offs last year.  During the second quarter, we continued that process and recognized an additional $275,000 of loss on this credit. We do not expect any additional charge-offs related to this particular credit.  Absent this charge, we would have had net recoveries of $8,000 for the first half of 2008.  Impaired loans at June 30 were $2.9 million or $1.1 million less than at December 31, 2007, as a result of this process.  We continue to establish detailed strategies to manage those loans which carry the greatest risk and monitor them continuously.

The inherent risk of loss in our loan portfolio is addressed through our allowance for loan losses.  We determine the amount of our allowance quarterly by evaluating specific larger loans, as well as pools of similar homogeneous loans.  Adjustments to pooled factors for various trends, economic conditions, changes in our credit management practices and abilities, and other factors may also be made.  By employing a disciplined methodology we arrive at an allowance for loan losses that we believe is adequate to provide for losses that are inherent in the loan portfolio.  As of June 30, our allowance was $1,844,000 or 1.04% of gross loans, compared to $1,763,000 or 1.02% at year-end.  The allowance included specific reserves totaling $620,000 at June 30, which was substantially the same as year-end at $624,000.  Additional reserves on the remaining pools totaled $646,000 at June 30, compared to $308,000 at year-end.  Since this portion of our allowance is based on our loan loss history, the increase of $338,000 is primarily the result of adding the large commercial charge-off we sustained last year to our historical losses calculation.  Other adjustments to pooled factors totaled $578,000 at June 30 which was similar to year-end at $631,000.  At December 31, our allowance also contained an unallocated reserve of $200,000 due to the economic uncertainty present at that time.  We believe we have adequately addressed those uncertainties through the other factors indicated above and, therefore, have no unallocated reserve remaining at June 30, 2008.

In many cases, our security position helps limit our risk of loss, and we believe we are well equipped to manage and resolve the risks contained in our portfolio.  Based on information available to us, we believe our analyses are comprehensive and our allowance is adequate as of the report date.  However, there can be no assurance that additional provisions for the loan losses will be required in the future as a result of changes in the assumptions which underlie our estimations or changes in economic conditions or the conditions of individual borrowers.

Index

SECURITIES PORTFOLIO AND FEDERAL FUNDS SOLD

Funds which are not needed to satisfy loan demand or operating needs are invested in securities as a means of improving earnings while also providing liquidity and balancing interest sensitivity concerns.  The securities we purchase are limited to U.S. government agency issues, including mortgage backed issues of U.S. agencies, obligations of state and political subdivisions, and investment grade corporate debt.  All of our securities are classified as available for sale.  The Board of Directors is informed of all securities transactions each month and a series of policy statements limit the amount of credit and interest rate risk we may take.

Our securities portfolio grew by $16.9 million to $75.5 million during the first half of 2008.  A portion of this growth is due to an investment transaction in which we funded a $5 million security purchase with long-term borrowings from Federal Home Loan Bank.  We expect this $5 million transaction to have a pre-tax profit margin between 1.0% and 1.9% over the next two years, depending on the interest rate environment.  In addition, increasing deposits funded the remaining securities growth.  Specifically, one of our customers has made a deposit of approximately $8 million that is expected to remain in the bank for six months.  We have invested $6.2 million of these funds in short-term corporate bonds with at least “A” credit ratings and the remaining balance in short-term certificates of deposit.  All such certificates of deposit are less than $100,000 each and are fully FDIC insured.

Our investment strategies for the first half of the year have led us to invest a significant portion of this growth in mortgage-backed securities issued by U.S. government agencies.  These securities provide a good source of cash flow with average lives of less than six years, while providing a reasonable return on investment in today’s market.  We have not and do not intend to invest in mortgage-backed securities with sub-prime exposure. All of our mortgage-backed securities carry the implied faith and credit of the U.S. government.  We purchased a total of $13.9 million in mortgage-backed securities, as well as $6.5 million of U.S. government agency bonds, $9.1 million of corporate debt securities, and $2.0 million in municipal instruments during the first half of 2008.

Overall our portfolio is made up of $24.9 million in agency securities, $18.1 million in mortgage-backed securities, $22.2 million in municipals, $9.1 million in corporate debt securities, and $1.1 million in correspondent and Federal Reserve Bank stock.  We monitor credit ratings on our investments on a monthly basis.  With the exception of one municipal bond which is not rated, all of these instruments carry good to exceptional credit ratings from the major credit rating agencies.

Our short-term investments, including federal funds sold and interest bearing deposits with other banks, have increased $1.9 million since year end and include the certificate of deposit investments we made in response to the large customer deposit mentioned above.

DEPOSITS AND OTHER FUNDING SOURCES

Deposits have grown $21.7 million since year end with most of the growth centered in interest bearing checking, which grew by $17.5 million.  This growth included the $8 million temporary deposit mentioned earlier in this report that is expected to be withdrawn within six months.  In addition, certificates of deposit increased by $3.4 million and noninterest bearing demand deposits increased by $1.1 million.

Index

Our short-term borrowings consist of repurchase agreements and overnight borrowings such as Federal Funds purchased.  These borrowings totaled $14,997,000 at June 30 and were down $4.7 million since year-end.  The decrease was primarily attributable to a decline in the amount of overnight borrowings since year end.

Our long-term borrowings historically consist of Federal Home Loan Bank borrowings.  During the first half of 2008, we borrowed $5 million in order to invest in a mortgage-backed security as noted earlier.  In addition we borrowed $530,000 to match fund a fixed rate loan for one of our customers.  At June 30, 2008, long-term borrowings totaled $8,063,000 and had increased $5.3 million since year-end.

CAPITAL RESOURCES

Our total capital of $20,938,000 or 7.8% of total assets is similar to our position at year-end when capital was $21,081,000 or 8.5% of assets.  Our percentage of capital relative to assets has decreased in part due to the deposit increase including the $8 million temporary deposit.  Our risk based capital measures, which are established for all banks through the regulatory process, continue to easily exceed required levels.  We have no knowledge of any items or trends which are likely to materially impair our capital position.

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

We monitor liquidity on a regular basis by preparing projected balance sheets and analyzing our sources and uses of funds.  Historically, we have satisfied our liquidity needs through internal sources of funds with the exception of certain loans which have been funded by borrowing from the Federal Home Loan Bank of Pittsburgh.  Currently, we have access to approximately $95 million through various FHLB programs in addition to available borrowing facilities with other correspondent banks.

Our liquidity demands were low during the first half of 2008, as we continued to experience reduced loan demand.  Aside from specific transactions designed to enhance earnings such as the $5 million investment transaction mentioned in this report, we expect to satisfy our liquidity needs primarily through internal sources.

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

Index

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

As of June 30, 2008, Citizens Financial Corp. was involved in various legal proceedings which occur in the normal course of business. We believe all such litigation will be resolved without materially affecting our financial position or results of operations.  There are no other material proceedings known to be threatened or contemplated against either Citizens Financial Corp. or Citizens National Bank.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds: None.

Item 3.	Defaults upon Senior Securities: None.

Item 4.
Submission of Matters to a Vote of Security Holders:  The annual meeting of shareholders of Citizens Financial Corp. was held on April 19, 2008.  The shareholders determined that the maximum number of directors would be fixed at nine and that directors Max L. Armentrout, William T. Johnson, Jr., and L.T. Williams will serve three year terms ending in April 2011.  Each of these directors was unopposed.

In addition to the foregoing nominees, the following seven (6) persons were serving as members of the Board of Directors as of the report date for terms to expire in the year indicated for each member:  Robert N. Alday (2009); William J Brown (2010); Edward L. Campbell (2010); Cyrus K. Kump (2009); Robert J. Schoonover (2010); and John A. Yeager (2009).

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

CITIZENS FINANCIAL CORP.

Date: 8/13/08	/s/ Robert J. Schoonover
Robert J. Schoonover
President and
Chief Executive Officer

Date: 8/13/08	/s/ Thomas K. Derbyshire
Thomas K. Derbyshire
Vice President, Treasurer and
Principal Financial Officer