Form 10-Q
period 2008-09-30
CITIZENS FINANCIAL CORP/DE/
filed 2008-11-13
CIK 764156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2008

Commission file number 2-96144

CITIZENS FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	55-0666598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

213 Third Street, Elkins, West Virginia	26241
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2008

Common Stock ($2 par value)	1,829,504

FORM 10-Q
CITIZENS FINANCIAL CORP.
Quarter Ended September 30, 2008

INDEX

Page No.

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets September 30, 2008 and December 31, 2007	3

Condensed Consolidated Statements of Income Three Months Ended September 30, 2008 and September 30, 2007 and Nine Months Ended September 30, 2008 and September 30, 2007	4

Statements of Comprehensive Income/Loss Three Months Ended September 30, 2008 and September 30, 2007 and Nine Months Ended September 30, 2008 and September 30, 2007	5

Condensed Consolidated Statements of Changes in Shareholders' Equity Nine Months Ended September 30, 2008 and September 30, 2007	6

Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2008 and September 30, 2007	7

Notes to Condensed Consolidated Financial Statements	8-16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16-25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Not Applicable

Item 4T. Controls and Procedures	26

Part II. Other Information and Index to Exhibits

Items 1 through 6	27

Signatures	28

Certification by Executive Officers Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002	29-32

Index

PART I ITEM I - FINANCIAL INFORMATION
CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	Sept. 30, 2008	Dec. 31, 2007
	(Unaudited)	*
ASSETS

Cash and due from banks	$4,542	$7,050
Interest bearing deposits with other banks	6,691	12
Securities available for sale, at fair value	81,166	58,559
Loans, less allowance for loan losses of $2,064 and $1,763, respectively	173,174	170,939
Premises and equipment, net	4,100	4,260
Accrued interest receivable	1,544	1,385
Other assets	6,510	4,390
Total Assets	$277,727	$246,595

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest bearing	$28,113	$27,920
Interest bearing	200,290	173,376
Total deposits	228,403	201,296
Short-term borrowings	17,289	19,656
Long-term borrowings	7,965	2,719
Other liabilities	2,583	1,843
Total liabilities	256,240	225,514

Commitments and contingencies	-	-

SHAREHOLDERS' EQUITY

Common stock, $2.00 par value, authorized 4,500,000 issued 2,250,000	4,500	4,500
Retained earnings	21,594	20,999
Accumulated other comprehensive income/(loss)	(775)	(586)
Treasury stock at cost, 420,496 shares	(3,832)	(3,832)
Total shareholders' equity	21,487	21,081
Total Liabilities and Shareholders' Equity	$277,727	$246,595

*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
INTEREST INCOME
Interest and fees on loans	$2,946	$3,491	$9,070	$10,178
Interest and dividends on securities:
Taxable	665	453	1,567	1,419
Tax-exempt	213	155	626	387
Interest on interest bearing deposits with other banks	44	33	75	79
Interest on federal funds sold	17	3	28	12
Total interest income	3,885	4,135	11,366	12,075

INTEREST EXPENSE
Interest on deposits	1,421	1,532	4,424	4,417
Interest on short-term borrowings	104	187	323	520
Interest on long-term borrowings	77	33	171	104
Total interest expense	1,602	1,752	4,918	5,041
Net interest income	2,283	2,383	6,448	7,034
Provision for loan losses	117	149	465	805
Net interest income after provision for loan losses	2,166	2,234	5,983	6,229

NONINTEREST INCOME
Trust department income	53	56	190	167
Brokerage fees	33	35	122	112
Service fees	326	267	839	769
Insurance commissions	14	8	27	17
Security gains/(losses)	(57)	-	(53)	-
Secondary market loan fees	25	17	54	83
Other	56	64	175	215
Total noninterest income	450	447	1,354	1,363

NONINTEREST EXPENSE
Salaries and employee benefits	1,017	927	2,913	2,895
Net occupancy expense	103	119	325	329
Equipment expense	91	80	282	293
Data processing	138	126	426	391
Director fees	68	58	197	193
Postage	36	47	131	131
Professional service fees	93	103	237	243
Stationery	28	44	88	119
Software expense	62	58	187	142
Net cost of operation of other real estate	12	269	30	451
Other	287	258	796	810
Total noninterest expense	1,935	2,089	5,612	5,997
Income before income taxes	681	592	1,725	1,595
Income tax expense	169	160	398	439
Net income	$512	$432	$1,327	$1,156
Basic and fully diluted earnings per common share	$0.28	$0.23	$0.73	$0.63

Weighted average shares outstanding	1,829,504	1,829,504	1,829,504	1,829,504

Dividends per common share	$0.12	$0.12	$0.36	$0.36

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
STATEMENTS OF COMPREHENSIVE INCOME/LOSS
(In thousands of dollars)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Net income	$512	$432	$1,327	$1,156

Other comprehensive income:
Gross unrealized gains/(losses)arising during the period	357	555	(358)	371
Adjustment for income tax expense/ (benefit)	(136)	(211)	136	(141)
	221	344	(222)	230

Less: Reclassification adjustment for (gains)/losses included in net income	57	-	53	-
Adjustment for income tax expense/(benefit)	(21)	-	(20)	-
	36	-	33	-
Other comprehensive income/(loss),net of tax	257	344	(189)	230

Comprehensive income	$769	$776	$1,138	$1,386

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands of dollars)

			Nine Months Ended September 30, 2008 and 2007
			(unaudited)

	Common Stock		Retained	Accumulated Other Comprehensive	Treasury	Total Share- holders'
	Shares	Amount	Earnings	Income/(Loss)	Stock	Equity

Balance, January 1, 2008	2,250,000	$4,500	$20,999	$(586)	$(3,832)	$21,081
Net income	-	-	1,327	-	-	1,327
Net change in unrealized gain/loss on securities	-	-	-	(189)	-	(189)
Cash dividends declared ($0.36 per share)	-	-	(659)	-	-	(659)
Effect of initial application of emerging issues task force issue No. 06-4, net of tax	-	-	(53)	-	-	(53)
Effect of changing pension plan measurement date pursuant to SFAS No. 158, net of tax	-	-	(20)	-	-	(20)

Balance September 30, 2008	2,250,000	$4,500	$21,594	$(775)	$(3,832)	$21,487

Balance, January 1, 2007	2,250,000	$4,500	$20,843	$(1,233)	$(3,832)	$20,278
Net income	-	-	1,156	-	-	1,156
Net change in unrealized gain/loss on securities	-	-	-	230	-	230
Cash dividends declared ($0.36 per share)	-	-	(659)	-	-	(659)

Balance September 30, 2007	2,250,000	$4,500	$21,340	$(1,003)	$(3,832)	$21,005

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:	(Unaudited)
Net Income	$1,327	$1,156
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	465	805
Depreciation and amortization	238	241
Amortization on securities	30	23
Loss on sale of securities	53	-
Loss on disposal of equipment	5	-
Gain on sale of other assets	(6)	-
Loss on sale of other real estate	-	284
Provision for loss on other real estate	-	113
Increase in accrued interest receivable	(159)	(25)
(Increase)/decrease in other assets	(1,724)	124
Increase/(decrease) in other liabilities	622	(187)
Cash provided by operating activities	851	2,534
Cash flows from investing activities:
Principal payments, available for sale securities	2,684	1,395
Proceeds from sales of available for sale securities	1,936	296
Proceeds from maturities and calls, available for sale securities	17,960	13,655
Purchases of available for sale securities	(45,575)	(11,927)
Purchases of premises and equipment	(100)	(79)
Proceeds from sale of other real estate	248	1,106
Increase in loans	(3,160)	(7,221)
Cash used in investing activities	(26,007)	(2,775)
Cash flows from financing activities:
Cash dividends paid	(659)	(659)
Decrease in short-term borrowing	(2,367)	(1,918)
Acquisition of long-term borrowing	5,530	-
Repayment of long-term borrowing	(284)	(702)
Increase/(decrease) in time deposits	(2,067)	933
Increase in other deposits	29,174	4,574
Cash provided by financing activities	29,327	2,228
Net increase/(decrease) in cash and cash equivalents	4,171	1,987
Cash and cash equivalents at beginning of period	7,062	6,095

Cash and cash equivalents at end of period	$11,233	$8,082

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,972	$5,006
Income taxes	348	738

Supplemental Schedule of Noncash Investing and Financing Activities:
Other real estate and other assets acquired in settlement of loans	$248	$1,257
Unrealized loss on securities available for sale	(304)	(240)

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

The condensed consolidated statements contained herein include the accounts of Citizens Financial Corp. and its wholly-owned subsidiary Citizens National Bank ("the bank").  All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated.  In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made.  All such adjustments were of a normal, recurring nature.  The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.  The financial statements and notes included herein should be read in conjunction with those included in Citizens' 2007 Annual Report to Shareholders and Form 10-K.

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

The company adopted this issue in the first quarter of 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings of approximately $53,000, net of income tax.  This adjustment is presented on our condensed consolidated statements of changes in shareholders’ equity in this report.

NOTE 3 – RECLASSIFICATIONS

Certain accounts in the condensed consolidated financial statements for 2007, as previously presented, have been reclassified to conform with current year classifications.

Index

NOTE 4 - SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 2008 and December 31, 2007 are summarized as follows (in thousands):

	September 30, 2008

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
	(Unaudited)

Available for sale:
U.S. Government agencies and corporations	$27,756	$158	$99	$27,815
Mortgage backed securities- U.S. Government agencies and corporations	21,852	75	134	21,793
Tax exempt state and political subdivisions	22,951	156	143	22,964
Corporate debt securities	7,655	6	265	7,396
Federal Reserve Bank stock	108	-	-	108
Federal Home Loan Bank stock	927	-	-	927
Community Financial Services Inc. stock	163	-	-	163
Total securities available for sale	$81,412	$395	$641	$81,166

	December, 31, 2007*

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)

Available for sale:
U.S. Government agencies and corporations	$28,084	$227	$19	$28,291
Mortgage backed securities- U.S. Government agencies and corporations	6,587	14	41	6,561
Tax exempt state and political subdivisions	22,717	92	215	22,594
Federal Reserve Bank stock	108	-	-	108
Federal Home Loan Bank stock	842	-	-	842
Community Financial Services, Inc. Stock	163	-	-	163
Total securities available for sale	$58,501	$333	$275	$58,559

* From audited financial statements

The tables below provide summaries of securities available for sale which were in an unrealized loss position at September 30, 2008 and December 31, 2007.  As of September 30, 2008, these securities had a total fair value of $36,236,000 and carried unrealized losses of $641,000 or 1.8%.  Securities which have been in a continuous loss position for the past twelve months total $751,000.  The unrealized loss pertaining to these securities is $9,000 or 1.20%.  The majority of these losses are on securities issued by U.S. government agencies and corporations which carry the implied faith and credit of the U.S. Government.  The other unrealized losses are on municipal instruments and corporate debt securities.  With the exception of one municipal which is not rated, all of these instruments carry A ratings from the major credit rating agencies.  The quality of the issuer, as well as our intent and ability to hold these investments to maturity, provide strong evidence that we will fully recover our investment.  In addition, no losses have been recognized on the $29,020,000 of securities that carried unrealized losses at December 31, 2007.

Index

	September 30, 2008
	Securities Available for Sale
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$10,162	$99	$-	$-	$10,162	$99
Mortgage backed securities- U.S. Government agencies and corporations	11,096	125	751	9	11,847	134
Tax exempt state and political subdivisions	6,837	143	-	-	6,837	143
Corporate debt securities	7,390	265	-	-	7,390	265
Total securities available for sale	$35,485	$632	$751	$9	$36,236	$641

	December 31, 2007*
	Securities Available for Sale
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$-	$-	$10,973	$19	$10,973	$19
Mortgage backed securities- U.S. Government agencies and corporations	-	-	4,887	40	4,887	41
Tax exempt state and political subdivisions	11,243	193	1,917	23	13,160	215
Total securities available for sale	$11,243	$193	$17,777	$82	$29,020	$275

*From audited financial statements.

The maturities, amortized cost and estimated fair values of the bank's securities at September 30, 2008 are summarized as follows (in thousands):

	Available for sale
	Amortized Cost	Estimated Fair Value

Due within 1 year	$20,488	$20,530
Due after 1 but within 5 years	33,461	33,323
Due after 5 but within 10 years	26,265	26,115
Equity securities	1,198	1,198
	$81,412	$81,166

Mortgage backed securities have remaining contractual maturities ranging from 10 months to 19.52 years and are reflected in the maturity distribution schedule shown above based on their anticipated average life to maturity, which ranges from 0.42 to 9.73 years.  The company’s equity securities are required to be held for membership in the Federal Reserve and Federal Home Loan Bank and are shown at cost since they may only be sold to the respective issuer or another member at par.  The company’s remaining equities consist of a minimal investment in Silverton Bank, a correspondent bank the company uses for several services.

Index

The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the nine month periods ended September 30, 2008 and 2007 are as follows (in thousands):

	Proceeds From			Gross Realized
	Sales	Calls and Maturities	Principal Payments	Gains	Losses

September 30, 2008:
Securities available for sale	$1,936	$17,960	$2,684	$4	$57

September 30, 2007:
Securities available for sale	$296	$13,655	$1,395	$-	$-

At September 30, 2008 and December 31, 2007 securities with an amortized cost of $36,438,000 and $32,208,000, respectively, with estimated fair values of $36,521,000 and $32,358,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

At September 30, 2008, the company had a concentration within its corporate debt securities classification which included obligations of financial services industry companies having an approximate amortized cost of $7,153,000 and an estimated fair value of $6,905,000.  There were no concentrations with any one issuer.  At December 31, 2007 the securities portfolio contained no concentrations within any specific industry or issuer.

NOTE 5 - LOANS

Total loans are summarized as follows (in thousands):

	September 30, 2008	December 31, 2007
	(Unaudited)	*

Commercial, financial and agricultural	$19,357	$21,015
Real estate - construction	12,675	12,497
Real estate – home equity	6,643	6,798
Real estate – residential mortgage	62,995	61,726
Real estate – commercial mortgage	58,803	57,921
Installment loans	11,529	10,903
Other	3,351	2,012
Total loans	175,353	172,872
Less:
Allowance for loan losses	2,064	1,763
Net deferred loan origination fees and costs	115	170

Loans, net	$173,174	$170,939

* From audited financial statements

Loans in a nonaccrual status were $3,219,000 and $4,487,000 at September 30, 2008 and December 31, 2007, respectively.

Several of the loans in a nonaccrual status are also considered impaired.  At September 30, 2008 our recorded investment in impaired loans was $2,199,000.  The valuation allowance assigned to these loans totaled $566,000. Our average investment in the impaired loans was $2,253,000 during the quarter.  The amount of interest income recorded on them in the third quarter was $2,000 while the amount of interest collected was $47,000.  Impaired loans at December 31, 2007 were $4,038,000.

Index

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Analyses of the allowance for loan losses are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Balance at beginning of period	$1,844	$2,103	$1,763	$1,873

Loans charged off:
Commercial and industrial	1	149	284	334
Real estate – res. mortgage	-	-	11	-
Real estate – comm. mortgage	83	-	107	242
Consumer and other	5	6	6	30
Total	89	155	408	606

Recoveries:
Commercial and industrial	121	-	169	-
Real estate – res. mortgage	-	-	1	-
Real estate – comm. mortgage	70	-	70	-
Consumer and other	1	1	4	26
Total recoveries	192	1	244	26

Net losses	(103)	154	164	580

Provision for loan losses	117	149	465	805
Balance at end of period	$2,064	$2,098	$2,064	$2,098

NOTE 7 - DEPOSITS

The following is a summary of interest bearing deposits by type (in thousands):

	Sept. 30, 2008	December 31, 2007
	(Unaudited)	*

Interest bearing checking	$74,029	$45,698
Money market accounts	6,183	5,406
Savings accounts	21,462	21,589
Certificates of deposit under $100,000	57,296	59,984
Certificates of deposit of $100,000 or more	41,320	40,699
Total	$200,290	$173,376

* From audited financial statements

NOTE 8 - BORROWINGS

The following table summarizes our borrowings by type (in thousands):

	Sept. 30, 2008	December 31, 2007
	(Unaudited)	*

Short-term borrowings:
Securities sold under agreements to repurchase	$17,289	$14,258
Federal funds purchased	-	1,400
Overnight advances from Federal Home Loan Bank of Pittsburgh (FHLB) line of credit	-	3,998
Total	$17,289	$19,656

Long-term borrowings:
Advances from FHLB	$7,965	$2,719

* From audited financial statements

Long-term borrowings are obtained from FHLB and are used to finance specific lending activities.

Index

NOTE 9 - EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost of our pension and other benefit plans are presented below (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2008	2007	2008	2007	2008	2007	2008	2007

Service cost	$39	$29	$4	$5	$118	$87	$12	$15
Interest cost	77	73	8	7	231	217	23	21
Expected return on plan assets	(87)	(83)	-	-	(263)	(248)	-	-
Net amortization and deferral	18	19	3	3	54	59	9	7
Net periodic cost	$47	$38	$15	$15	$140	$115	$44	$43

In the first nine months of 2008 we contributed $170,000 to our pension plan. Payments totaling $128,000 were contributed to the plan during 2007.

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

Financial instruments whose contract amounts represent credit risk	Sept. 30, 2008 (unaudited)	December 31, 2007 *
(in thousands)
Commitments to extend credit	$25,489	$24,603
Standby letters of credit	751	301
Total	$26,240	$24,904

The bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

* From audited financial statements.

Index

NOTE 12 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period.  For the nine months ended September 30, 2008 and 2007 the weighted average number of shares outstanding was 1,829,504.  During the periods ended September 30, 2008 and 2007 the company did not have any dilutive securities.

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

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157. At September 30, 2008, the company held one OREO valued at $212,400.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.   The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162).  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411.  The Company does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2).  FSP FAS 157-2 delays the effective date of SFAS 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157.  FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP.  Examples of items to which the deferral would and would not apply are listed in the FSP.  The Company does not expect the implementation of FSP 157-2 to have a material impact on its consolidated financial statements.

Index

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3).  FSP 157-3 clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP was effective upon issuance, including prior periods for which financial statements have not been issued.

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

Description of Business

Citizens Financial Corp. is a $278 million Delaware corporation headquartered in Elkins, WV.  From there our wholly-owned subsidiary, Citizens National Bank of Elkins, provides loan, deposit, trust, brokerage and other banking and related services to customers in northcentral and eastern West Virginia and nearby areas through six branch offices.  We conduct no business other than the ownership of our subsidiary bank.

FORWARD LOOKING STATEMENTS

This report contains forward looking statements which reflect our current expectations based on information available to us.  These forward looking statements involve uncertainties related to the general economic conditions in our nation and other broad based issues such as interest rates and regulations as well as to other factors which may be more specific to our own operations. Examples of such factors may include our ability to attract and retain key personnel, implementing new technological systems, providing new products to meet changing customer and competitive demands, our ability to successfully manage growth strategies, the current economic environment posing significant challenges and affecting our financial condition and results of operations, controlling costs, maintaining our net interest margin, maintaining good credit quality, and others.  Forward looking statements can be identified by words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plans,” “intends,” or similar words.  We do not attempt to update any forward looking statements.  When provided, we intend forward looking information to assist readers in understanding anticipated future operations and we include them pursuant to applicable safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  When considering forward looking statements, you should keep in mind the cautionary statements in this document and in our other SEC filings, including the “Risk Factors” section in Item 1A of our 2007 Annual Report on Form 10-K and subsequent reports.  Although we believe the expectations reflected in our forward looking statements are reasonable, actual results could differ materially.

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

OVERVIEW

In the past several weeks our national economy and the financial services industry have experienced many unprecedented events.  The housing and credit crises, along with volatile equity markets, have prompted the federal government to implement large rescue packages and FDIC liquidity programs in an effort to restore order and confidence to the financial markets.  The uncertainty in the national economy, significant fluctuations in oil prices, and rising food costs, continue to affect our local economic activity.  Our local lumber and trucking industries have been affected by higher fuel costs.  Local logging and lumber production has slowed in response to softened demand from the housing crisis, and in turn prompted employee layoffs.  Consumers have also been affected by higher fuel and food prices in our markets where the median household income is well below the national average.  As these trends continue we may experience a more significant impact on the local markets in which we operate, as well as additional changes to the regulatory environment in which we operate.

Index

With the sustained economic uncertainty, loan demand continues to be relaxed with total loans increasing by only $2.5 million to $175.4 million through September 30, 2008.  However, deposits have grown by $27.1 million to $228.4 million.  Of this amount, $13.8 million is a temporary deposit from one of our customers that is expected to remain at our institution for three additional months.  The remaining increase in deposits of $13.3 million is primarily centered in interest bearing checking.  With the additional funding from deposits we increased our investment portfolio by $22.6 million to $81.2 million.  Overall, total assets increased by $31.1 million to $277.7 million.

Earnings for the first three quarters of 2008 rose $171,000 or 14.8% to $1,327,000 over the same period last year.  The increase is largely attributable to a lower provision for loan loss and lower expenses related to foreclosed properties as explained later in this report.

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

Through September 30 2008, the Federal Reserve had reduced the target Federal Funds rate by 325 basis points from its high in September 2007.  Our yield on earning assets has declined by 100 basis points, resulting in a decrease in interest income of $709,000 to $11,366,000, despite a $25.3 million increase in our average earning asset base.  This decrease in income is primarily attributable to decreasing loan rates on our variable loan portfolio.

Interest expense has declined by only $123,000 to $4,918,000 as rates on interest bearing liabilities declined by 34 basis points, while average interest bearing liabilities have increased $15.4 million.  Competitive pressures to price certificates of deposit higher than we would like have impacted our ability to reduce this interest expense.

Overall, as reflected in our income statement, net interest income decreased by $586,000 to $6,448,000 through the first three quarters of 2008.  On a tax equivalent basis, net interest income decreased by the lesser amount of $435,000 to $6,830,000 as we increased our investment in tax-exempt municipal bonds in the latter part of 2007.

Similarly, for the third quarter, net interest income decreased by $100,000 to $2,283,000.  This decrease was somewhat controlled as Citizens was able to reduce rates on a number of large deposit accounts during the third quarter.

Index

Since September 30, 2008 we have experienced an additional 100 basis point decline in the Federal Funds target rate.  Many economists are predicting rates to remain at or near the current level through 2009.  With these expectations in mind, Citizens will continue to seek ways to reduce the cost of interest bearing liabilities in order to maintain a strong net interest margin.

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

Through the first nine months of the year the provision for loan losses has decreased $340,000 to $465,000, including a third quarter decrease of $32,000.  The primary reason for the higher provision in 2007 was one particular commercial credit involving an enterprise with increased business risk that ultimately failed at the end of last year.  We have completed the liquidation process related to that particular enterprise and do not expect that it will have further impact on the provision or earnings.

The amount of the provision for loan losses is a function of our overall assessment of loan quality and the adequacy of the allowance for loan losses, which relies on a significant use of judgment and estimates, therefore, the provision for loan losses expense may increase or decrease in the future.  Please refer to the “Credit Quality and Allowance for Loan Losses” section of this report for more information on the quality of our loan portfolio and for further discussion of the estimation methods and assumptions we use in analyzing the allowance.

NONINTEREST INCOME

Noninterest income includes all revenues other than those related to earning assets.  Through September 30 noninterest income totaled $1,354,000, which was very close to the $1,363,000 for the same period last year.  The third quarter total of $450,000 was similar to the third quarter last year as well at $447,000.

The largest component of noninterest income is service fees where increases in overdraft and ATM and debit card program fees have contributed to a $70,000 improvement so far this year.  Our brokerage and trust programs continue to be major contributors to noninterest income, collectively accounting for a $33,000 increase in 2008. However, the slowdown in housing activity caused us to experience a $29,000 decline in fees from our secondary market loan program, which is another important source of noninterest income.

The improvements mentioned above were offset when the company took a prudent step to sell a particular corporate debt security that resulted in a $57,000 loss for the quarter. Year-to-date the company has recorded net securities losses of $53,000 compared to no losses in 2007. Additional information related to this sale can be found in the “Securities Portfolio and Federal Funds Sold” section of this report.  The reasons for the third quarter improvement are very similar to year-to-date performance.

Index

NONINTEREST EXPENSE

Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes.  Historically our level of noninterest expense has been higher than average, partly due to the relatively smaller branch facilities we operate.  Therefore, controlling noninterest expense is a key factor to achieving higher earnings.

During the first three quarters of 2008, noninterest expense has decreased by $385,000 or 6.4% to $5,612,000.  This decline was primarily the result of a $421,000 decrease in expenses associated with foreclosed properties.  Total expenses of this nature totaled $30,000 during 2008.  In addition, stationery costs have decreased by $31,000.  Occupancy, equipment, and professional services expenses have also declined by $21,000, collectively.

Our largest noninterest expense, salaries and employee benefits, has increased slightly by $18,000 for the year to $2,913,000.  Data processing and software expenses have increased by $35,000 and $45,000, respectively.  A portion of this increase is related to the newly implemented loan processing software.

Analogous to the decline in the year-to-date noninterest expense, the $1,935,000 of expense recorded in the third quarter was $154,000 or 7.4% less than the comparable period in 2007.  The majority of this savings was, again, related to foreclosed property costs which decreased $257,000 to $12,000.  These savings were partially offset due to a $90,000 increase in salaries and benefit costs.  This was largely the result of increased costs related to our partially self-insured group medical plan during the third quarter.

There are a number of factors which could negatively impact noninterest expense in the future.  For example, costs associated with foreclosed properties may increase if foreclosure activity increases.  In addition, medical claims under our partially self-insured group medical plan may increase.  Also, we may incur additional costs related to compliance with the Sarbanes-Oxley Act.  Currently, we are required to comply with Section 404a of the Act and issue a conclusion about management’s assessment of internal control over financial reporting.  We currently expect that in 2009 we will be required to have our independent accountants attest to our conclusions.

INCOME TAXES

Our provision for income taxes for the first nine months of 2008 of $398,000 includes both federal and state income taxes.  At this level taxes were 23.1% of pretax income.  Quarterly taxes were $169,000.  Through nine months of 2007 income tax expense totaled $439,000 or 27.5% of pretax income.  Except for income earned on loans to and bonds issued by municipalities and earnings on certain life insurance policies, all of our income is taxable.  The decrease in the tax rate in 2008 is primarily attributable to increased earnings on tax-exempt municipal bonds.

Index

FINANCIAL CONDITION

LOAN PORTFOLIO

Ripple effects from the national housing crisis, higher fuel prices, volatile equity markets, job losses, and general uncertainty in the economy continue to influence both consumers and businesses in our markets.  Our local lumber, trucking, and tourism industries have experienced reduced activity.  The unsteadiness in the economy combined with the higher food fuel costs, have influenced consumers to limit spending.  All of these factors have contributed to limiting our loan growth during the first three quarters of 2008 with total loans growing by $2.5 million or 1.4% to $175.4 million.

Over the last several years, commercial loans have contributed largely to our growth, but year-to-date total commercial loans have declined by $0.7 million or 0.9% to $78.2 million. Commercial loans secured by real estate increased by $0.9 million to $58.8 million, while other commercial loans declined by $1.6 million to $19.4 million.  Most of our commercial loan portfolio is secured by real estate, whether or not repayment is linked to cash generated by the use or sale of the real property.  In cases where repayment is linked to such use, the timing and stability of cash flow, secondary sources of repayment, loan guarantees, and collateral valuations are all important considerations in granting the loan.

Retail lending or lending to consumers for autos, homes, or other purposes has been difficult for Citizens over the past several years.  Auto manufacturers and specialized mortgage lenders have become very aggressive in attracting consumers away from traditional banking institutions.  We are now witnessing troubling economic events on Wall Street that are the result of fall-out from these non-traditional home financing activities.

Our residential mortgage portfolio has remained stable through September 30, 2008 with a 2.1% or $1.3 million increase to $63.0 million.  Citizens has been successful in increasing our installment loan portfolio by adopting an attractive automobile lending program and incorporating a new lending program on recreational vehicles.  These programs have helped to increase our installment portfolio by $0.6 million or 5.5% to $11.5 million. Citizens will continue to actively seek new strategies and programs to increase the retail segment of our business in order to enhance portfolio diversification and reduce the inherent risk in our portfolio.

Finally, other loans primarily comprised of tax-exempt entities grew by $1.4 million to $3.4 million as we helped fund a local project.

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

During the first nine months of 2008 the company completed the liquidation process of the large commercial customer mentioned earlier in this report that accounted for the majority of our charge-offs for both last year and this year.  During 2008, we incurred net charge-offs related to this customer of $158,000, while total net charge-offs for 2008 are $164,000.  Impaired loans at September 30 were $2.2 million or $1.8 million less than at December 31, 2007, partially as a result of this process.  Subsequent to September 30, 2008, we have received information on another commercial enterprise which has loans with Citizens totaling $2.8 million that may potentially become a problem.  We do not currently have sufficient information to determine what exposure we may or may not have regarding this enterprise.  However, we will continue to closely monitor this situation and record any necessary adjustments when information becomes available.  We continue to establish detailed strategies to manage those loans that carry the greatest risk and monitor them continuously.

Index

The inherent risk of loss in our loan portfolio is addressed through our allowance for loan losses.  We determine the amount of our allowance quarterly by evaluating specific larger loans, as well as pools of similar homogeneous loans.  Adjustments to pooled factors for various trends, economic conditions, changes in our credit management practices and abilities, and other factors may also be made.  By employing a disciplined methodology we arrive at an allowance for loan losses that we believe is adequate to provide for losses that are inherent in the loan portfolio.  As of September 30, our allowance was $2,064,000 or 1.18% of gross loans, compared to $1,763,000 or 1.02% at year-end.  The allowance included specific reserves totaling $566,000 at September 30, which was similar to year-end at $624,000.  Additional reserves on the remaining pools totaled $628,000 at September 30, compared to $308,000 at year-end.  Because this portion of our allowance is based on our loan loss history, the increase of $320,000 is primarily the result of adding the large commercial charge-off we sustained last year to our historical losses calculation.  Other adjustments to pooled factors totaled $870,000 at September 30 which is $239,000 higher than year-end at $631,000.  The majority of this increase is related to events or reactions to economic factors such as increasing unemployment, consumer price increases, minimum wage burdens on small businesses, and increased potential for residential foreclosures.  At December 31, our allowance also contained an unallocated reserve of $200,000 due to the economic uncertainty present at that time.  We believe we have adequately addressed those uncertainties through the other factors indicated above and, therefore, have no unallocated reserve remaining at September 30, 2008.

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

During the first three quarters of 2008, our securities portfolio grew by $22.6 million to $81.2 million.  A portion of this growth is due to an investment transaction in which we funded a $5 million security purchase with long-term borrowings from Federal Home Loan Bank.  We expect this $5 million transaction to have a pre-tax profit margin between 1.0% and 1.9% over the next two years, depending on the interest rate environment.  In addition, increased deposits funded the remainder of the securities growth. Specifically, one of our customers has made a deposit of approximately $13.8 million that is expected to be withdrawn from the bank by year-end.  We currently have $4.7 million of these funds invested in short-term securities and the remaining funds in short-term certificates of deposit.  All such certificates of deposit are fully FDIC insured.

Index

Over the last nine months we have primarily purchased securities issued by government agencies with $15.4 million of debenture purchases and $17.9 million of mortgage-backed securities purchases.  All of the mortgage-backed securities were fixed rate securities with average lives of six years or less.  In addition, the company purchased $9.1 million of corporate debt securities and $2.6 million of municipal instruments.  Overall, our portfolio is made up of $27.8 million of government agency securities, $21.8 million in mortgage-backed securities, $23.0 million in municipals, $7.4 million in corporate debt securities, and $1.2 million in correspondent and Federal Reserve Bank stock.

We have always maintained what we believe is a conservative investment portfolio strategy.  We typically invest in securities with relatively short durations, fixed rates, and good credit ratings.  We do not invest in any mortgage backed securities or collateralized mortgage obligations, other than those that have traditionally carried the implied faith and credit of the U.S. government.  In recent months we have witnessed events that were once unimaginable—the government taking Fannie Mae and Freddie Mac into conservatorship and large financial institutions being merged in order to prevent bank failures.  In addition, the U.S. Treasury is working on the implementation of a $700 billion rescue package and the FDIC has introduced liquidity programs to restore confidence in the financial sector.  These unprecedented events have prompted Citizens to look closely at its securities portfolio to ensure that we adequately manage credit risk.  In the third quarter, Citizens took what we believed were prudent risk management steps and sold one corporate debt security, incurring a loss of $57,000, in order to remove this asset from our balance sheet.  This security had a par value of $1.5 million, and the issuer was demonstrating financial difficulties.  Our remaining securities are performing adequately, and all of them carry at least ‘A’ credit ratings from the major credit rating agencies, with the exception of one local municipal bond which is not rated.

As illustrated in Note 3 to the condensed consolidated financial statements, a number of our securities have fair values which are less than their amortized book value.  As mentioned above, the issuers of these securities carry good to exceptional credit ratings and we believe they are of sound financial condition.  The quality of the issuer, as well as our intent and ability to hold these investments until maturity, support that we do not consider these investments to be other than temporarily impaired.

Our short-term investments, including federal funds sold and interest bearing deposits with other banks, have increased by $6.7 million since year-end and include the certificate of deposit investments we made in response to the large customer deposit mentioned above.

Index

DEPOSITS AND OTHER FUNDING SOURCES

Total deposits increased by $27.1 million to $228.4 million since year-end with this growth centered in interest bearing checking which grew by $28.3 million.  This growth includes the $13.8 million in temporary money mentioned earlier in this report that is expected to be withdrawn by year-end, as well as seasonal increases in deposits from local taxing authorities and some larger commercial clients.  In addition, money market accounts increased by $0.8 million, while certificates of deposit have decreased by $2.1 million.

Our short-term borrowings consist of repurchase agreements and overnight borrowings such as Federal Funds purchased.  These borrowings totaled $17.3 million at September 30 and have declined by $2.4 million since year-end.  This decrease was primarily attributable to a decrease in overnight borrowings.

Our long-term borrowings historically consist of Federal Home Loan Bank borrowings.  During the first nine months of 2008, we borrowed $5 million in order to invest in a mortgage-backed security as noted earlier.  In addition, we borrowed $530,000 to fund a specific fixed rate loan for one of our customers.  At September 30, long-term borrowings totaled $8.0 million which is an net increase of $5.2 million since year-end.

CAPITAL RESOURCES

Our total capital of $21.5 million, or 7.7% of total assets has increased by $406,000 since December 31, 2007 when capital was $21.0 million or 8.5% of total assets.  Our percentage of capital relative to assets has decreased in part due to the deposit increase including the $13.8 million temporary deposit.  Banking regulations have established other capital measures based on the general risk characteristics of the bank’s asset base.  We continue to exceed all such regulatory capital measures and are considered “well capitalized”.  We know of no events or trends which are likely to materially impair future capital levels.

On October 14, 2008, under the authority granted by the Emergency Economic Stabilization Act of 2008 (the EESA), the United States Department of the Treasury adopted the Troubled Asset Relief Program (TARP) and the Capital Purchase Program (CPP) whereby the Treasury will purchase up to $250 billion of preferred stock and warrants to be issued by United States banks, savings associations and their holding companies.  Currently under the CPP banks of all sizes and structures are eligible and encouraged to consider applying to participate in a program that will provide a low cost form of capital.  Financial institutions can use this capital for several purposes including the acquisition of other institutions, increasing regulatory capital levels, reducing classified assets, or increasing lending activities.  Like most other banks across the country, Citizens is currently evaluating the merits of this program as information is made available.  As mentioned above, Citizens is considered “well capitalized”, but we believe it is prudent for us to evaluate a program such as this when considering future expansion and growth.

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

Index

We monitor liquidity on a regular basis by preparing projected balance sheets and analyzing our sources and uses of funds.  Historically, we have satisfied our liquidity needs through internal sources with the exception of certain loans which have been funded by borrowing funds from the Federal Home Loan Bank of Pittsburgh and the use of overnight borrowings for short-term needs.  Currently, we have access to approximately $96 million through various FHLB programs in addition to available borrowing facilities with other correspondent banks.

Our liquidity demands have remained low during the first three quarters of 2008, as we have seen significant deposit growth and relaxed loan demand.  Aside from specific transactions designed to enhance earnings such as the $5 million investment transaction mentioned in this report, we expect to satisfy our liquidity needs primarily through internal sources.

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

However, inflation does affect noninterest expenses such as personnel costs and the cost of services and supplies we use.  We attempt to offset increasing costs by controlling the level of noninterest expenditures and increasing levels of noninterest income.  Because inflation rates have generally been low during the time covered by the accompanying consolidated financial statements, the impact of inflation on our earnings has not been significant.  As previously noted in this report, we have recently experienced increasing fuel and food prices impacting our economy.  However, based on current Federal Reserve policy we do not expect inflation to significantly impact our financial position or results of operations in the foreseeable future.

Index

Part I Item 4T
Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the company, under the supervision and with the participation of management, including the chief executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company which is required to be included in our periodic SEC filings.  There was no change in the company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Index

PART II -  OTHER INFORMATION

Item 1.	Legal Proceedings:

As of September 30, 2008 Citizens Financial Corp. was involved in various legal proceedings which occur in the normal course of business. We believe all such litigation will be resolved without materially affecting our financial position or results of operations.  There are no other material proceedings known to be threatened or contemplated against either Citizens Financial Corp. or Citizens National Bank.

Item 1A.	Risk Factors: Listed below is a risk factor that has been added to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007:

The global financial crisis may have an adverse effect on our company, business and results of operations.

Significant declines in the housing market in recent months, falling home prices, increased foreclosures and unemployment as well as problems affecting the automobile industry and business in general may adversely affect the company’s loan demand as customers may be reluctant to borrow in this economic environment. Additionally, the economic downturn may result in some of the company’s borrowers being unable to make loan repayments and may result in foreclosures and the company recording writedowns which would adversely affect the company’s results of operations.

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

CITIZENS FINANCIAL CORP.

Date: November 12, 2008	/s/ Robert J. Schoonover
Robert J. Schoonover
President
Chief Executive Officer

Date: November 12, 2008	/s/ Thomas K. Derbyshire
Thomas K. Derbyshire
Vice President, Treasurer and
Principal Financial Officer