Form 10-K
period 2008-12-31
CITIZENS FINANCIAL CORP/DE/
filed 2009-03-19
CIK 764156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended     December 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No:  2-96144

CITIZENS FINANCIAL CORP.
(exact name of registrant as specified in its charter)

Delaware	55-0666598
(State of Incorporation)	(I.R.S. Employer Identification Number)

213 Third St.
Elkins, West Virginia	26241
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:	(304) 636-4095

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐	No ☒

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

The aggregate market value of Citizens Financial Corp. common stock, representing all of its voting stock that was held by nonaffiliates as of the last business day of Citizens most recently completed second fiscal quarter, approximated $15,261,703.

As of March 11, 2009 Citizens Financial Corp. had 1,829,504 shares of common stock outstanding with a par value of $2.00.

Documents incorporated by reference:  None

CITIZENS FINANCIAL CORP.
FORM 10-K INDEX

Citizens Financial Corp.
Form 10-K, Part I

Item 1.  Business

Organizational History and Subsidiaries

Citizens Financial Corp., ("Citizens" or the “company"), is a $283 million bank holding company providing retail and commercial banking services primarily in central and eastern West Virginia.  Citizens was incorporated in the State of Delaware in 1986 and is the parent company and sole owner of Citizens National Bank of Elkins (the “bank”).

The bank was organized in West Virginia in 1923, received approval of the Comptroller of the Currency in 1924, and has continuously operated as a national bank headquartered in Elkins, West Virginia since that time.  In 1987, the stockholders of the bank approved an Agreement and Plan of Reorganization whereby the bank became a wholly-owned subsidiary of Citizens Financial Corp.  Since its formation, the bank has expanded to a six branch network by acquiring the Tucker County Bank in Parsons, West Virginia in 1984 and the Petersburg, West Virginia office of South Branch Valley National Bank in 2000.  It also opened branch offices in Beverly, West Virginia in 1992, in Slatyfork, West Virginia in 2000, and in Marlinton, West Virginia in 2002.

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

Lending Activities

One of the objectives held by the bank’s founders is the granting of loans to creditworthy individuals and businesses, and the bank now provides such services from each of its six offices.  In this regard, the bank has developed three primary loan portfolios:  real estate, commercial, and consumer. The real estate loan portfolio can be further segmented into four distinct categories:  construction, home equity, residential mortgage, and commercial mortgage.  Construction loans are typically made for the construction of residential or commercial properties and have short maturity intervals of one year or less.  These loans are often times converted to permanent financing and transferred to either the residential or commercial real estate categories.  Home equity loans are generally lines of credit issued on residential properties that allow customers to access funds through check writing privileges.  Residential mortgage loans are typically made for the purchase or refinancing of single family homes and are usually secured by a first lien deed of trust.  In general, these loans do not exceed an 80% loan to value ratio as determined by the use of independent appraisals or evaluations and carry a variable interest rate.  Nearly all residential real estate loans are made within the bank’s primary market area, and they tend to be in amounts of under $100,000.  Loans, be they for residential real estate or other purposes, which exceed the established lending limit of the loan officer require approval of a superior officer or the directors loan committee.  Historically, we have not experienced significant losses in this area, and these loans are viewed among the least risky made by the bank.  However, recent events surrounding the national housing market and the economic recession may increase the risk within this type of lending.  In addition, these loans, particularly those with larger balances, are subject to periodic review by the bank’s loan review function.

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

Due to the limited size of our market area as well as the increased competition for home mortgage and auto loans, we also participate in commercial loans in surrounding markets through other community banks similar to ourselves.  These loans may be secured by commercial real estate or other business property although the primary source of repayment is from business operations.  Because these loans may be outside our primary market area they are subject to extensive analysis including the business and credit history of the borrowers and any guarantors, cash flow and payment abilities, collateral valuations and other pertinent factors.  Additional security such as the assignment of life insurance and various loan covenants designed to limit risk are also obtained when necessary.  As of December 31, 2007, these loans totaled $27.3 million, or 15.3% of our total loan portfolio.

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

Employees

As of February 28, 2009, Citizens National Bank had a staff of 84 full-time equivalent employees.  The bank’s employees are not represented by any union or other collective bargaining agreement and employee relations are believed to be good.  Citizens Financial Corp. does not have any paid employees.

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

We maintain offices in Randolph, Tucker, Grant and Pocahontas Counties, West Virginia where a total of 27 banking offices representing 12 banks are located.  As of June 30, 2008, the most recent date data is available, Citizens held a 24.8% share of the $900 million deposit base in those counties.

Technological advances have created new ways to serve customers and new forms of competition.  We offer internet banking as a way of reaching customers and meeting competitive demands.  Internet banking thus joins our other delivery channels which include telebanking, ATMs and in-person branch delivery.

Economic Characteristics of Citizens’ Marketplace

Citizens serves an area of West Virginia including the counties of Randolph, Tucker, Grant and Pocahontas.  This market is a largely rural, mountainous region covering approximately 2,876 square miles with a civilian labor force of 24,480.

The economy of this area typically does not experience highs or lows to the same degree as the national economy and is generally less prosperous than the nation as a whole.  Major industries in the area include lumber and wood products, tourism, and poultry operations.  Other major sources of employment include public schools, hospitals and other health care providers and various forms of local and state governmental services.  As of December, 2008, the unemployment rate in this market was 6.5% compared to 4.4% for West Virginia and 7.1% nationwide.  Average annual wages in the area approximate $29,804 which is below both state and national levels.  Ongoing roadway improvements are helping to improve access to and transportation within the area and are expected to provide long-term economic benefits.  However, the local economy is not expected to undergo significant changes in the short-term.

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

Index

The BHCA also permits Citizens to purchase or redeem its own securities.  However, Regulation Y provides that prior notice must be given to the Federal Reserve Board if the gross consideration for such purchase or consideration, when aggregated with the net consideration paid by the company for all such purchases or redemptions during the preceding 12 months, is equal to 10 percent or more of the company’s consolidated net worth.  Prior notice is not required if (i) both before and immediately after the redemption, the bank holding company is well-capitalized; (ii) the financial holding company is well-managed; and (iii) the bank holding company is not the subject of any unresolved supervisory issues.

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

Index

FDIC Assessments

The FDIC imposes an assessment against all depository institutions for deposit insurance.  This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of an institution’s deposits.  On October 7, 2008, as a result of decreases in the reserve ratio of the DIF, the FDIC issued a proposed rule establishing a Restoration Plan for the DIF.  The rulemaking proposed that, effective January 1, 2009, assessment rates would increase uniformly by seven basis points for the first quarter 2009 assessment period.  The rulemaking proposed to alter the way in which the FDIC’s risk-based assessment system differentiates for risk and set new deposit insurance assessment rates, effective April 1, 2009.  Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate.  This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points.  The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustment to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate would range from eight to 77.5 basis points of the institution’s deposits.  On December 22, 2008, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by seven basis points (to a range from 12 to 50 basis points) for the first quarter of 2009.  However, the FDIC approved an extension of the comment period on the parts of the proposed rulemaking that would become effective on April 1, 2009.  The FDIC expects to issue a second final rule early in 2009, to be effective April 1, 2009, to change the way that the FDIC’s assessment differentiates for risk and to set new assessment rates beginning with the second quarter of 2009.  On February 27, 2009, the FDIC proposed an emergency assessment charged to all financial institutions of 0.20% of insured deposits as of June 30, 2009, payable on September 30, 2009.  In March of 2009, the FDIC reduced the amount of the proposed assessment to 0.10% of insured deposits as of June 30, 2009.

Troubled Asset Relief Program – Capital Purchase Program

On October 3, 2008, the Federal government enacted the Emergency Economic Stabilization Act of 2008 (“EESA”).  EESA was enacted to provide liquidity to the U.S. financial system and lessen the impact of looming economic problems.  The EESA included broad authority.  The centerpiece of the EESA is the Troubled Asset Relief Program (“TARP”).  EESA’s broad authority was interpreted to allow the U.S. Treasury to purchase equity interests in both healthy and troubled financial institutions.  The equity purchase program is commonly referred to as the Capital Purchase Program (“CPP”).  The company does not plan to participate in the CPP at this time, as the company’s capital levels continue to exceed the requirements to be considered well-capitalized.

America Recovery and Reinvestment Act of 2009

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package.  ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.  In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the U.S. Treasury, until the institution has repaid the U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.

Future Legislation

Various other legislative and regulatory initiatives, including proposals to overhaul the banking regulatory system and to limit the investments that a depository institution may make with insured funds, are from time to time introduced in Congress and state legislatures, as well as regulatory agencies.  Such legislation may change banking statutes and the operating environment of the company and the bank in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the company or the bank.  With the recent enactments of EESA and ARRA, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.  The company cannot determine the ultimate effect that such potential legislation, if enacted, would have upon its financial condition or operations.

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

Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, Citizens’ chief executive officer and chief financial officer are each required to certify that Citizens’ Quarterly and Annual Reports do not contain any untrue statement of a material fact.  The rules have several requirements, including having these officers certify that:  they are responsible for establishing, maintaining and regularly evaluating the effectiveness of Citizens’ internal controls; they have made certain disclosures to Citizens’ auditors and the audit committee of the Board of Directors about Citizens’ internal controls; and they have included information in Citizens’ Quarterly and Annual Reports about their evaluation and whether there have been significant changes in Citizens’ internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.  In 2007, additional regulations under Section 404 of Sarbanes-Oxley became applicable to Citizens.  In response to Section 404, management assesses the company’s system of internal control over financial reporting in order to determine whether the system is effective and that it meets the criteria of the Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on current information, we expect that in 2009, Section 404 will require that our independent auditors also provide an attestation on management’s assertion of internal control over financial reporting.

Index

Item 2.  Properties

We provide services from offices owned by the bank including its approximately 16,940 square foot main office located at 213 Third Street, Elkins, West Virginia.  In addition, the bank owns a drive-in facility directly across from its main office on Third Street and it has owned and operated a 5,000 square foot full service branch in Parsons, West Virginia since 1984.  In 1992, a branch facility was opened in Beverly, West Virginia which contains approximately 1,840 square feet.  This facility, which is also owned, provides drive-in and ATM service in addition to traditional deposit and teller services.  Loan services were recently established at this location in November 2007.  During 2000 the bank acquired and opened a full service facility in Petersburg, West Virginia.  That facility was expanded in 2004 to 2,980 square feet.  We also constructed a full service facility in Slatyfork, West Virginia containing 3,200 square feet in 2000.  All of these facilities are fully utilized for banking purposes except the Parsons branch which leases approximately 800 square feet to a cable television company.

In January 2002, the bank opened a full-service branch located in leased space within a supermarket in Marlinton, West Virginia.  In 2004, we completed the construction of a 3,500 square foot free-standing branch in Marlinton and which allowed us to exit the supermarket facility.

The bank also owns two properties which adjoin its main office for future expansion.  In 2006, a parking lot was constructed on one such property.  A portion of the office space in the other property is leased to tenants, while we also use a section of the building for storage and office space.  In 2004 we purchased a property adjacent to our Beverly branch as a means of both maintaining our own property value and providing for expansion needs. This facility was occupied by a tenant until 2008.  This facility is currently vacant.

Citizens Financial Corp. does not own or lease any property.  To date Citizens has utilized the bank's facilities and has not occupied more than a minimal amount of space.  No compensation is paid to the bank in any way for such usage as it is deemed to be insignificant.

Item 3.  Legal Proceedings

As of December 31, 2008 Citizens Financial Corp. was not involved in any material legal proceedings.  The bank is involved in various legal proceedings which occur in the normal course of business, however.  After consultation with legal counsel, we believe that all such litigation will be resolved without materially affecting the company’s financial position or results of operations.  In addition, there are no material proceedings known to be threatened or contemplated against the company or its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of Citizens Financial Corp. during the fourth quarter of 2008.

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Historically, the stock of Citizens Financial Corp. has traded only sporadically. The stock is traded on the over the counter bulletin board system, and a number of brokerage firms provide an efficient and orderly market for transactions involving its shares. There are no further plans, understandings, arrangements or agreements to list the stock on any larger exchanges at this time.

Citizens has only one class of stock, that being common stock, and all voting rights are vested in its holders.  The shareholders of Citizens are entitled to one vote for each share of common stock owned on all matters subject to a vote of shareholders.  At February 28, 2009 shareholders of record numbered approximately 460.  The company has no plans to issue any other forms of capital.

On March 7, 2006, Citizens board of directors declared a stock split which was paid on April 14, 2006, in the form of a 200% stock dividend to shareholders of record April 3, 2006.  The primary reason for doing so was to reduce the share price of the stock in an effort to improve its liquidity.  Citizens stock, which is neither widely held nor widely traded, is an over the counter bulletin board stock with the symbol CIWV.OB.  Distribution of this stock dividend required the use of all authorized shares.  On April 22, 2006, the shareholders authorized an additional 2,250,000 shares for future use.

Index

Citizens maintains a policy under which it may repurchase shares of its own stock, subject to certain limitations, when the Board of Directors determines it is in the best interest of the company to do so.  Such shares are purchased on the open market through independent brokers.  At both December 31, 2008 and 2007, the company had repurchased 420,496 shares.  The purchase of these shares has not had a material impact on either capital or liquidity.  No plans currently exist regarding their use and there are no plans regarding future purchases.

The following table presents the high and low market prices for Citizens' common stock for the periods indicated.

	High	Low
2009
First Quarter through
February 28, 2009	$7.00	$6.60

2008
First Quarter	$10.82	$10.05
Second Quarter	$12.71	$8.93
Third Quarter	$9.82	$7.78
Fourth Quarter	$9.30	$7.00

2007
First Quarter	$19.89	$18.92
Second Quarter	$19.28	$17.19
Third Quarter	$17.68	$13.28
Fourth Quarter	$14.85	$11.25

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

Citizens shareholders are entitled to receive dividends when and as declared by its Board of Directors.  Dividends are typically paid quarterly.  Aggregate dividends were $0.40 per share in 2008 and $0.48 per share in 2007.  Payment of dividends by Citizens is dependent upon payment of dividends to it by the subsidiary bank.  The ability of the bank to pay dividends is subject to certain limitations imposed by national banking laws as outlined in Note 13 to the accompanying consolidated financial statements.

No shares of Citizens stock have been authorized for issuance under any type of equity compensation plan.  In addition, at no time during the last three years have we sold any Citizens stock which was not registered under the Securities Act of 1933.

Index

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of shares purchased	Average price paid per share	Total Number of shares purchased as part of publicly announced plans or programs	Maximum Number of shares that may yet be purchased under the plans or programs

October 1-31, 2008	-	N/A	N/A	N/A
November 1-30, 2008	-	N/A	N/A	N/A
December 1-31, 2008	-	N/A	N/A	N/A

Additional information required under Securities Act Industry Guide 3 for Bank Holding Companies follows:

Index

Distribution of Assets, Liabilities & Shareholders' Equity;
Interest Rates and Interest Differential

	2008			2007
	Avg Bal	Interest	Yield/Rate	Avg Bal	Interest	Yield/Rate
	(in thousands of dollars)			(in thousands of dollars)
Interest Earning Assets:

Federal funds sold and interest bearing deposits with other banks	$5,352	$156	2.91%	$2,166	$110	5.08%
Securities:
Taxable	49,121	2,237	4.55	43,295	1,844	4.26
Tax-exempt (1)	22,627	1,270	5.61	15,835	883	5.58
Loans (net of unearned interest) (1) (2)	175,544	12,026	6.85	170,263	13,474	7.91
Total interest earning assets (1)	252,644	15,689	6.21	231,559	16,311	7.04

Nonearning assets:
Cash and due from banks	5,556			4,951
Bank premises and equipment, net	4,190			4,260
Other assets	6,633			6,677
Allowance for loan losses	(2,009)			(1,920)
Total assets	$267,014			$245,527

Interest Bearing Liabilities:
Savings deposits	$21,553	90	0.42	$21,867	121	0.55
Time deposits	106,544	4,325	4.06	99,855	4,536	4.54
NOW accounts	55,232	1,240	2.25	44,999	1,277	2.84
Money market accounts	5,550	25	0.45	5,603	28	0.50
Borrowings	25,367	709	2.79	22,294	819	3.67
Total interest bearing liabilities	214,246	6,389	2.98	194,618	6,781	3.48

Noninterest bearing liabilities:
Demand deposits	27,914			26,623
Other liabilities	3,215			3,373
Shareholders' equity	21,639			20,913
Total liabilities and shareholder's equity	$267,014			$245,527

Net interest income (1)		$9,300			$9,530

Net interest income to average earning assets (1)			3.68%			4.12%

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

	2008 Compared to 2007
	Increase	(Decrease)	Due to
	(in thousands of dollars)
	Volume	Rate	Total
Interest earned on:
Federal funds sold and interest bearing deposits with other banks	$(62)	$108	$46
Taxable securities	132	261	393
Tax-exempt securities	7	380	387
Loans	(1,853)	405	(1,448)
Total interest earned	(1,776)	1,154	(622)

Interest expense on:
Savings deposits	(29)	(2)	(31)
Time deposits	(501)	290	(211)
NOW accounts	(298)	261	(37)
Money market accounts	(3)	-	(3)
Other borrowing	(213)	103	(110)
Total interest expense	(1,044)	652	(392)

Net interest income	$(732)	$502	$(230)

Index

Securities Portfolio

Presentation of the amortized cost of securities as of December 31, 2008 and 2007 may be found in Note 3 to the accompanying consolidated financial statements.

The following table sets forth the maturities of securities as of December 31, 2008 and the weighted average yields of such securities (calculated on the as is of the amortized cost and effective yields weighted for the scheduled maturity of each security).

	Within One		After One but		After Five but		After Ten
	Year		Within Five Years		Within Ten Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(in thousands of dollars)
U.S. Treasury and other U.S. government agencies and corporations	$16,991	4.24%	$21,194	4.55%	$13,039	5.32%	$-	-%	$51,224	4.64%
State and political subdivisions (1)	2,322	5.09	6,458	5.39	14,168	5.45	-	-	22,948	5.39
Other securities	2,137	3.23	2,996	5.31	-	-	1,192	0.54	6,325	3.71

Total	$21,450	4.23%	$30,648	4.80%	$27,207	5.39%	$1,192	0.54%	$80,497	4.78%

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

	December 31
	2008	2007	2006	2005	2004
	(in thousands of dollars)
Commercial, financial and agricultural	$20,262	$21,016	$26,969	$26,589	$23,831
Real estate-construction	13,832	12,497	13,964	10,559	8,759
Real estate-mortgage	128,912	126,445	114,966	104,868	101,083
Installment loans	11,424	10,903	10,635	9,726	10,734
Other	3,624	2,012	1,611	2,051	1,636
Total loans	$178,054	$172,873	$168,145	$153,793	$146,043

Loan Maturities and Interest Rate Sensitivity

Note 4 to the accompanying consolidated financial statements also provides data concerning the contractual maturities of loans, including commercial, financial and agricultural loans as well as real estate construction loans, as of December 31, 2008.  Also provided are the amounts due after one year classified as fixed rate and variable rate loans.

Risk Elements

Nonperforming Loans

The table below presents our nonperforming loan data for each of the last five fiscal year ends:

	December 31
	2008	2007	2006	2005	2004
	(in thousands of dollars)
Nonaccrual loans	$5,471	$4,487	$2,208	$58	$-
Loans past due 90 days or more still accruing interest	313	206	-	538	559
Troubled debt restructurings	-	-	-	-	-
Total	$5,784	$4,693	$2,208	$596	$559

Potential Problem Loans

As stated in Note 5 to the accompanying consolidated financial statements, impaired loans totaled $4,997,217 and $4,037,521 at December 31, 2008 and 2007.  These loans were classified as impaired due to doubts about the borrower’s ability to repay as called for in the loan documents.  Additional information regarding these loans may also be found in Note 5

Loan Concentrations

Information concerning loan concentrations is provided in Note 4 to the accompanying consolidated financial statements.

Index

Summary of Loan Loss Experience

The following table provides an analysis of our allowance for loan losses for each of the last five fiscal year ends.

	December 31
	2008	2007	2006	2005	2004
	(in thousands of dollars)
Balance, beginning of year	$1,763	$1,873	$1,597	$1,378	$1,396
Charge offs:
Commercial, financial and agricultural	302	1,538	123	-	1,031
Real estate-mortgage	1,441	348	-	-	36
Installment	28	49	39	90	198
Total	1,771	1,935	162	90	1,165

Recoveries:
Commercial, financial and agricultural	181	8	4	5	192
Real estate-mortgage	90	-	-	1	-
Installment	10	34	11	28	20
Total	281	42	15	34	212

Net charge offs	1,490	1,893	147	56	953
Provisions for loan losses	1,959	1,783	423	275	935
Balance, end of year	$2,232	$1,763	$1,873	$1,597	$1,378

Ratio of net charge-offs during the period to average loans outstanding during the period	0.84%	1.11%	0.09%	0.04%	0.67%

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

	Allocation of Allowance For Loan Losses
	December 31,
	2008	2007	2006	2005	2004

Commercial, financial and agricultural	$1,001	$552	$1,077	$901	$717
Real estate-construction	368	-	-	-	-
Real estate-mortgage	786	879	589	320	282
Installment and other	77	132	65	151	173
Unallocated	-	200	142	225	206
Total	$2,232	$1,763	$1,873	$1,597	$1,378

	Percent of Loans in Each Category to Total Loans
	December 31,
	2008	2007	2006	2005	2004

Commercial, financial and agricultural	11%	12%	16%	17%	16%
Real estate-construction	8	7	8	7	6
Real estate-mortgage	72	73	68	68	69
Installment and other	9	8	8	8	9
Total	100%	100%	100%	100%	100%

Index

Deposits

The average daily amount of deposits and the rates paid on those deposits for the years ended December 31, 2008, 2007 and 2006 were previously presented in the Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential.

A table summarizing the maturities of time certificates of deposit, including individual retirement accounts, of $100,000 or more as of December 31, 2008 may be found in Note 7 to the accompanying consolidated financial statements.  There were no other time deposits of $100,000 or more at that date.

Return on Equity and Assets

The following table shows consolidated operating and capital ratios for the periods indicated.

	Year Ended December 31
	2008	2007
Return on average assets	0.35%	0.42%
Return on average equity	4.24	4.94
Dividend payout ratio	79.85	84.94
Average equity to assets ratio	8.09	8.52

Short-term Borrowing

Information concerning the company's short-term borrowings is presented in Note 11 to the accompanying consolidated financial statements.

Disclosure of Contractual Obligations

The following table provides information regarding the contractual obligations of Citizens Financial Corp. at December 31, 2008:

	Payments Due By Period
	(in thousands of dollars)
		Less than	1 – 3	3 -5	More than
	Total	1 year	years	years	5 years
Contractual obligations

Long-term debt	$7,865	$409	$3,376	$3,172	$908
Capital leases	-	-	-	-	-
Operating leases	79	39	40	-	-
Purchase obligations	-	-	-	-	-
Other long-term liabilities	-	-	-	-	-
Total	$7,944	$448	$3,416	$3,172	$908

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

Description of Business

Citizens Financial Corp. is a $283 million Delaware corporation headquartered in Elkins, West Virginia.  From there, our wholly-owned subsidiary, Citizens National Bank of Elkins, provides loan, deposit, trust, brokerage and other banking and related services to customers in northcentral and eastern West Virginia and nearby areas through six branch offices.  We conduct no business other than the ownership of our bank subsidiary.

Index

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

Some policies rely more heavily on the use of estimates, assumptions, and judgments than others and, therefore, have a greater possibility of producing results that could be materially different than originally reported.  Our most significant accounting policies, including an explanation of how assets and liabilities are valued, may be found in Note 1 to the consolidated financial statements in our 2008 Annual Report to Shareholders and Form 10-K.

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

OVERVIEW

The current economic crisis has had a significant impact on the banking industry and our national economy during the past couple of years.  This recession has driven consumers to reduce spending and in-turn prompted companies to respond by cutting expenses through significant reductions in labor force.  What began as a slowdown in housing, has now ballooned into the largest financial crisis since the Great Depression.  While our local economy does not usually experience the same level of contraction as the national economy, local industries such as lumber, trucking, and tourism are seeing reduced demand.  This has prompted local layoffs and reductions in consumer spending.  Citizens has not been immune to these economic conditions.  In the last two years we have experienced lower than anticipated earnings due to the failure of two commercial enterprises affected by the slumping economy.  In 2008, a long-standing local automobile dealership was forced to cease operations resulting in a loan charge-off of $1.3 million, while in 2007 a local manufactured housing business closed due to lack of demand for its products resulting in a $1.2 million charge-off.

Earnings for the last two years have been characterized by larger provisions for loan loss primarily attributable to these two commercial credits.  In 2008, the company earned $916,000 compared to $1,034,000 in 2007.  The company’s return on average assets was 0.35% and 0.42% for 2008 and 2007, respectively.  While many banks in the country have seen a broad-based weakening in their credit portfolio in the wake of the sub-prime exposures and housing crisis, Citizens has not participated in sub-prime lending and does not operate in markets where housing prices are falling dramatically.  Citizens has been somewhat insulated from these credit issues.  However, as this recession continues the company may experience additional loan losses as the financial crisis continues to impact more and more sectors of the economy.  In 2008, we recognized additional risks that are present in the current economy and increased our allowance for loan losses from $1,763,000 at year-end 2007 to $2,232,000 at December 31, 2008.  Management has developed detailed strategies to manage the credits that present the greatest risk to our portfolio.  We monitor the situation with these credits continuously and keep in close contact with borrowers in order to assess our position and respond appropriately.

Index

With the economic recession has come relaxed loan demand.  Our loan portfolio grew by only $5. 2 million, or 3.0%, to $178.1 million in 2008.  However, deposits have grown by $16.1 million, or 8.0%, to $217.4 million.  Of this amount, $13.1 million was expected to be a temporary deposit from one customer.  Repurchase agreements have also increased by $14.5 million to $28.8 million.  With the additional funding from deposits and repurchase agreements, we increased our investment portfolio by $23.5 million to $82.1 million.  Many of these investment purchases were short-term instruments that would provide additional liquidity, if necessary.  Overall, total assets increased by $35.9 million or 14.6% to $282.5 million.

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

By the end of 2008, the Federal Reserve had effectively reduced the target Federal Funds rate to zero from its high in September 2007 of 5.25%.  This severe decline in rates caused our yield on earning assets to fall 83 basis points in 2008, resulting in a decrease in interest income of $790,000 to $15,177,000, despite a $21.1 million increase in our average earning asset base.  This decrease in income is primarily attributable to decreasing loan rates on our variable rate loan portfolio.

Interest expense has decreased by only $391,000 to $6,390,000 as rates on interest bearing liabilities declined by 50 basis points, while average interest bearing liabilities have increased by $19.6 million.  Competitive pressures to price certificates of deposit higher than we would have liked combined with already low rates on savings and other similar products impacted our ability to reduce interest expense.

Overall, as reflected on our income statement, net interest income decreased by $399,000 to $8,787,000 in 2008.  On a tax equivalent basis, net interest income decreased by the lesser amount of $230,000 to $9,300,000 as we increased our investment in tax-exempt municipal bonds in the latter part of 2007.

With rates at these historically low levels and the expectation that rates will remain at these levels for some time, Citizens will seek ways to lower the cost of our interest bearing liabilities in order to maintain a strong net interest margin.  Citizens has begun doing this through a new free checking promotion to attempt to garner additional non-interest bearing deposits.

Provision for Loan Losses

The provision for loan losses is our estimate of the amount which must be charged against current earnings in order to maintain the allowance for loan losses at a level considered adequate to provide for losses which are inherent in the loan portfolio.  This amount is determined through quarterly evaluations of the loan portfolio.  Our provision for loan losses totaled $1,959,000 in 2008 and $1,783,000 in 2007.  These levels of provision are much higher than Citizens has historically experienced.  The higher 2008 provision is primarily the result of a local automobile dealership that was unable to continue operations.  The 2007 provision is mainly the result of the failure of a local manufactured housing business.

Because the amount of the provision for loan losses is a function of our overall assessment of loan quality and the adequacy of the allowance for loan losses, which itself relies on significant use of judgment and estimates, the provision for loan loss expense may increase or decrease in the future.  Please refer to the Credit Quality and Allowance for Loan Losses section of this report where we further discuss the estimation methods and assumptions we use in analyzing the allowance and the quality of our loan portfolio as these are critical factors in determining our provision for loan losses.

Noninterest Income

Noninterest income, which includes all revenues other than interest and fees on earning assets, is an important factor in our overall profitability.  Total noninterest income increased $82,000, or 4.5%, to $1,921,000 in 2008.

This increase is the result of several factors, most notably rising levels of service and trust fees.  Service fees are the largest single component of noninterest income and increased $125,000 in 2008 due to higher overdraft fees and increasing fees from our debit cards and ATM network. Trust income increased by $75,000 in 2008 to $306,000 as we settled several estates during the year.  Our insurance commissions also increased by $10,000 to $44,000 in 2008.

Index

In 2008, the company had net security losses of $49,000 which compares to $2,000 of security gains in 2007.  The loss in 2008 was primarily the result of the sale of a particular corporate debt security which was displaying increased business risk.  This sale resulted in a $57,000 loss.  Additional information related to this sale can be found in the “Securities Portfolio and Federal Funds Sold” section of this report.  Securities are typically held until maturity, unless they are called.  However, we may sell certain securities from time to time in order to satisfy asset/liability management needs or respond to increased risk in the securities portfolio as we did in 2008.

Fees we earn from our secondary market loan operations declined by $28,000 to $72,000 in 2008 as loan demand slowed, reflecting the overall housing trends.  We expect that income from this program will increase in 2009 as interest rates are at historic lows and individuals will want to lock in these low fixed rates by refinancing current mortgages.  Other noninterest income decreased by $49,000 to $245,000 due mainly to lower fees from cashing noncustomer checks and processing wire transfers, as well as the elimination of fees received from the outsourcing of our cashier’s check processing. In 2008, we brought our cashier’s check processing back in-house as our outsourced provider was exiting that line of business.

We plan to perform a review of our noninterest income in 2009 to identify areas which might produce increased revenue. We believe we may be able to improve performance in several areas and that our diverse services, such as trust, brokerage and secondary market mortgages, provide us with a competitive advantage in several of our markets.  Many of our competitors do not offer such a wide array of services.

Noninterest Expense

Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes.  Historically, our level of noninterest expense has been higher than average, partly due to the relatively smaller branch facilities our market area can support.

In 2008, noninterest expense decreased by $227,000, or 2.8%, to $7,746,000.  The decrease was primarily related to lower costs associated with the valuation, operation, and disposition of real estate acquired in satisfaction of loans.  These costs decreased by $406,000 to $35,000 in 2008.  In 2007, we experienced a much higher level of costs in this area that were largely the result of commercial real estate loan foreclosures.  In addition to these savings, the company also incurred lower expenses related to equipment and stationery, which declined by $20,000 and $27,000, respectively.

Salaries and employee benefits increased by $127,000 or 3.3%, to $4,011,000 in 2008. Of this amount, salaries increased by $96,000, or 3.4%, to $2,962,000 as a result of normal employee increases.  Benefit costs increased $31,000, or 3.0%, to $1,049,000 largely as a result of increased employee pension costs.  In addition, data processing costs and software expenses increased by $48,000 and $44,000, respectively.  A portion of these increases is related to the implementation of a new loan processing software.

There are a number of factors that could negatively impact noninterest expense in the future.  For example, costs associated with foreclosed properties could increase if foreclosure activity increases.  In addition, medical claims under our partially self-insured group medical plan may increase.  Also, we may incur additional costs related to compliance with the Sarbanes-Oxley Act.  Currently, we are required to comply with Section 404(a) of the Act and issue a conclusion about management’s assessment of internal control over financial reporting.  We expect that we will become subject to Section 404(b) in 2009, and will be required to have our independent accountants attest to our conclusions.  This will likely increase our legal and professional expenses.

Income Taxes

The company’s provision for income taxes includes both federal and state income taxes.  The company has a combined statutory tax rate for federal and state tax of approximately 38.0%.    Total taxes were $87,000, or 8.7%, of pre-tax income in 2008 and $235,000, or 18.5%, of pre-tax income in 2007.  The reason for the lower level of tax in both of these years is primarily the result of higher levels of loan charge-offs.  In addition, an increasing investment in tax-exempt municipal bonds has contributed to the lower rate.  With the exception of income earned on loans to and bonds issued by municipalities, and income from certain life insurance policies, all of our income is taxable.  The company was subject to alternative minimum tax in both years.  However, we expect to fully recover this tax by offsetting it against taxable income in future years.  Note 10 of the accompanying consolidated financial statements provides additional information concerning our income tax expense.

Index

FINANCIAL CONDITION

Loan Portfolio

Ripple effects from the national housing crisis, higher fuel prices, volatile equity markets, job losses, and general uncertainty in the economy continue to influence both consumers and businesses in our markets.  Our local lumber, trucking, and tourism industries have experienced reduced activity.  The unsteadiness in the economy combined with the higher food and fuel costs have influenced consumers to limit spending.  All of these factors have contributed to limiting our loan growth during 2008 with total loans growing by $5.2 million, or 3.0%, to $178.1 million.

Over the last several years, Citizens has experienced growth in the commercial loan area, but in 2008 this growth was limited to $1.1 million or 1.4%.  Total commercial loans were $80.1 million at the end of 2008.  Of this amount, commercial loans secured by real estate increased by $1.9 million, or 3.3%, to $59.8 million, while other commercial loans declined by $0.8 million, or 3.6%, to $20.3 million.  Most of our commercial loan portfolio is secured by real estate, whether or not repayment is linked to cash generated by the use or sale of the real property.  In cases where repayment is linked to such use, the timing and stability of cash flow, secondary sources of repayment, loan guarantees, and collateral valuations are all important considerations in granting the loan.

Retail lending, or lending to consumers for autos, homes, or other purposes, has been difficult for Citizens for several years.  Non-traditional financers such as auto manufacturers and specialized mortgage lenders have become very aggressive in attracting consumers away from traditional banking institutions.  In 2008, we witnessed many troubling economic events on Wall Street that are the result of fallout from these non-traditional financing activities.  Citizens has not participated in these non-traditional lending activities often termed as “sub-prime” lending.  We offer our clients traditional mortgage options to fit their current income levels and focus on adding quality consumer credits to our portfolio.

Within the retail classification, our residential mortgage portfolio has remained stable this year with a $1.0 million, or 1.6%, increase to $62.7 million.  In addition, Citizens has seen a $500,000, or 4.8%, increase in our consumer installment loan portfolio which totaled $11.4 million at year-end.  The majority of this increase was generated by our attractive automobile lending program and a new lending program for recreational vehicles that began in 2008.

Citizens will continue to actively seek new strategies and programs to increase the retail segment of our business in order to enhance the portfolio diversification and reduce the inherent risk in our portfolio.  We recently began a new consumer deposit promotion designed to broaden our consumer base through a new “free checking” product.  We hope to use this broader consumer base to expand our retail lending opportunities.

Finally, other loans primarily comprised of tax-exempt entities grew by $1.6 million to $3.6 million as we helped fund a local project.

Credit Quality and Allowance for Loan Losses

Many financial institutions across the country are facing major losses from the housing crisis and the problems caused by sub-prime lending.  Reduced consumer spending and economic uncertainty have resulted in significantly higher levels of unemployment than seen in recent years and higher levels of business failures.  On the national level, credit has tightened and markets have become illiquid amid fears of “toxic” housing assets and business failures. The credit needs of large corporations, such as the Detroit automobile manufacturers, have gone unmet by the private sector, and the Federal government has had to step in to prevent these giants from collapsing.

While our local economy does not usually see the same level of contraction or growth as the national economy, we have certainly seen a significant impact from recent economic events.  In recent months local businesses have announced job cuts and consumers have significantly reduced spending.  Businesses in our communities have been forced to cease operations; such is the case with a long-standing local auto dealership which closed its doors during the fourth quarter.  The failure of this dealership has resulted in a $1.3 million loan charge-off at December 31, 2008.  The loan had been performing satisfactorily as recently as September 30, 2008, but declining sales ultimately forced this dealership to cease operations.  We are now in the process of working with the borrower to find a buyer for the dealership. However, should the borrower not be successful in selling the business, we expect to start foreclosure proceedings.  The remaining balance on this particular credit is $1.5 million, and management believes this balance to be secured based on the most recent appraisal of the property.

The economic uncertainty continues to have an impact on our loan portfolio as we have experienced increases in past due and impaired loans.  At December 31, 2008, the bank had total past due loans of $7.6 million, which is $4.7 million higher than the prior year-end.  Included in these past due loans are impaired loans of $5.0 million.  At December 31, 2007, impaired loans totaled $4.0 million.  The increase is centered in two land development loans that have become delinquent.  Management is working diligently and developing detailed strategies to manage these credits which present the greatest risk to our portfolio.  We monitor the situation with these credits continuously and keep in close contact with borrowers in order to assess our position and respond appropriately.

Index

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

As of December 31, 2008, our allowance for loan losses was $2,232,000, or 1.25%, of gross loans compared to $1,763,000, or 1.02%, at year-end 2007.  The allowance includes reserves on specifically analyzed loans of $533,000 at December 31, 2008, which is similar to the $624,000 at year-end 2007.  Reserves on the remaining pools of homogeneous loans totaled $612,000 at year-end, while at December 31, 2007, these totaled $308,000.  Because this portion of the allowance is based on our loan loss history, the increase of $304,000 is primarily the result of adding the large commercial charge-off we sustained last year to our historical loss calculation.  The allowance also includes adjustments to the reserves on the pools of homogenous loans for various economic and environmental factors.  These adjustments totaled $1,087,000 at December 31, 2008, which is $456,000 higher than year-end 2007.  The majority of this increase is related to events or reactions to economic factors such as increasing unemployment, consumer price increases, minimum wage burdens on small businesses, and increased potential for residential foreclosures.  At December 31, 2007, our allowance contained a unallocated reserve of $200,000 due to the economic uncertainty present at that time.  We believe we have adequately addressed those uncertainties through the other factors indicated above, and therefore, we have no unallocated reserve remaining at December 31, 2008.

Based on information available to us we believe our analysis is comprehensive and our allowance is adequate as of the report date.  However, there can be no assurance that additional provisions for loan losses will not be required in the future as a result of changes in the assumptions which underlie our estimates and judgments or changes in economic conditions or the conditions of individual borrowers.  As the economic recession continues we may discover additional credits in our portfolio that present greater risk.

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

During 2008 our securities portfolio grew by $23.5 million to $82.1 million.  A portion of this growth was due to an investment transaction in which we funded a $5 million security purchase with long-term borrowings from Federal Home Loan Bank of Pittsburgh.  We expect this transaction to have a pre-tax profit margin between 1.0% and 1.9% over the next two years, depending on the interest rate environment.  Increased deposits funded the remainder of the securities growth.  Specifically, one of our customers has a deposit that we believed to be temporary totaling $13.1 million at year-end.  This temporary deposit was invested in short-term securities, as well as short-term certificates of deposit.  All such certificates of deposit are fully FDIC insured.

Over the last year we have primarily purchased securities issued by government agencies including $21.4 million of debenture purchases and $17.9 million of mortgage-backed securities purchases.  All of the mortgage-backed securities were fixed rate securities that had average lives of less than six years when purchased.  In addition the company purchased $9.2 million of corporate debt securities and $2.6 million of municipal instruments.  Overall, our portfolio is currently comprised of $30.9 million of government agency securities, $21.6 million of government agency mortgage-backed securities, $23.3 million of municipal instruments, $5.1 million of corporate debt securities, and $1.2 million of correspondent and Federal Reserve Bank stock.

Index

We have always maintained what we believe is a conservative investment portfolio strategy.  We typically invest in securities with relatively short durations, fixed rates, and good credit ratings.  We do not invest in any mortgage backed securities or collateralized mortgage obligations, other than those that carry the implied faith and credit of the U.S. government.  In 2008 we witnessed events that were once unimaginable—the government took Fannie Mae and Freddie Mac into conservatorship and large financial institutions were merged in order to prevent bank failures.  In addition, the U.S. Treasury implemented a $700 billion rescue package, and the FDIC introduced liquidity programs to restore confidence in the financial sector.  These unprecedented events prompted Citizens to look closely at its securities portfolio to ensure that we adequately manage credit risk.  As a result, we took what we believed were prudent risk management steps and sold one corporate debt security, incurring a loss of $57,000, in order to remove this asset from our balance sheet.  This security had a par value of $1.5 million, and the issuer was demonstrating financial difficulties.  Our remaining securities are performing adequately, and all of them carry at least investment grade credit ratings from the major credit rating agencies, with the exception of one local municipal bond which is not rated.

As illustrated in Note 3 to the consolidated financial statements, a number of our securities have fair values which are less than their amortized book value.  As mentioned above, the issuers of these securities carry good to exceptional credit ratings and we believe they are of sound financial condition.  The quality of the issuer, as well as our intent and ability to hold these investments until maturity, support that we do not consider these investments to be other than temporarily impaired.

Our short-term investments, including federal funds sold and interest bearing deposits with other banks, have increased by $9.4 million since prior year-end and include the certificate of deposit investments we made in response to the large customer deposit mentioned above.

Deposits and Other Funding Sources

Total deposits increased by $16.1 million to $217.4 million in 2008.  The majority of this growth was centered in certificates of deposit (CDs) which increased $24.2 million to $125.0 million.  The growth in CDs was attributable to a new product called the Certificate of Deposit Account Registry Service (CDARS) that we implemented in fourth quarter of 2008 in order to allow customers to maintain full FDIC insurance coverage on their deposits.  The program works by placing CDs for our customers at several different institutions across the country in amounts less than the applicable FDIC insurance limit.  In turn, other banks provide reciprocal deposits back to our institution for the same amount.  In this way, we are able to maintain the customer relationship, provide full FDIC insurance, and have the ability to invest our customer’s funding locally.

Aside from the growth in CDs, noninterest bearing demand deposits increased by $1.6 million to $29.6 million at year end, while money market accounts and savings accounts increased by the lesser amounts of $313,000 and $509,000, respectively.  However, interest bearing checking accounts declined by $10.6 million, as we transferred some of this into the CDARS program for a particular customer and placed the remaining funds into a repurchase agreement.

Our short-term borrowings consist of repurchase agreements and overnight borrowings such as Federal Funds purchased.  These borrowings totaled $31.5 million at December 31, 2008, and have increased by $11.9 million since year-end 2007.  The majority of the increase is related to a new repurchase agreement we executed with a customer in 2008 in which we transferred existing deposits of the customer into this new account.

Long-term borrowings historically consist of Federal Home Loan Bank borrowings.  In 2008, we borrowed $5 million in order to invest in a mortgage-backed security as noted earlier.  In addition, we borrowed $530,000 to fund a specific fixed rate loan for one of our customers.  At December 31, 2008, long-term borrowings totaled $7.9 million, which is $5.1 million higher than year-end 2007.

Capital Resources

Total capital of $20.8 million, or 7.38% of assets, decreased $239,000 in 2008.  This decline in capital is the result of recording the change in pension and other post-retirement plan assets and benefit obligations in other comprehensive income.  Additional information related to this change can be found in Note 10 of the accompanying financial statements. We believe this level of capital, as well as our capital structure, is adequate to support current and anticipated future operations.  A complete analysis of our capital accounts is provided in the accompanying Statement of Changes in Shareholders’ Equity.  During 2008, the company reduced the annual dividend from $0.48 per share in 2007 to $0.40 in 2008, as a means of both maintaining the adequacy of our capital and aligning dividends with our earnings level.

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

Index

Trading activity in the stock continues to be light with 29,600 shares trading in 2008, none of which were treasury shares.  Similar to many other financial institutions across the country that have experienced depressed earnings, our performance pushed our stock value downward in 2008.  The price at year-end was $7.00, which is $4.25 less than December 31, 2007.  The stock continues to trade on the over-the-counter market under the symbol CIWV.OB.

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

We monitor liquidity on a regular basis by preparing projected balance sheets and analyzing our sources and uses of funds.  Historically, we have satisfied our liquidity needs through internal sources of funds with the exception of certain loans which have been funded by borrowing funds from the Federal Home Loan Bank of Pittsburgh.  We have access to approximately $102 million through various FHLB programs.  In the current economic environment, loan demand remains soft and liquidity needs have lessened as a result.  We are not aware of any other trends, commitments, events or uncertainties which may impair our ability to satisfy our operating cash needs.

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

Index

Item 8.  Financial Statements and Supplementary Data

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

ASSETS	2008	2007

Cash and due from banks	$3,943,066	$7,049,699
Interest bearing deposits with other banks	9,438,048	12,421
Securities available for sale, at fair value	80,859,148	57,446,339
Restricted investments	1,191,514	1,113,114
Loans, less allowance for loan losses of $2,231,874 and $1,763,300, respectively	175,721,333	170,939,264
Bank premises and equipment, net	4,105,995	4,259,664
Accrued interest receivable	1,409,645	1,384,943
Other assets	5,865,361	4,389,441

Total assets	$282,534,070	$246,594,885

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Deposits:
Noninterest bearing	$29,552,473	$27,919,859
Interest bearing	187,876,377	173,376,611
Total deposits	217,428,850	201,296,470
Short-term borrowings	31,525,514	19,655,942
Long-term borrowings	7,865,485	2,718,865
Other liabilities	4,872,665	1,842,680

Total liabilities	261,692,514	225,513,957

Commitments and contingencies	-	-

Shareholders' equity
Common stock, $2.00 par value, authorized 4,500,000 shares, issued 2,250,000 shares	4,500,000	4,500,000
Retained earnings	21,109,894	20,998,645
Accumulated other comprehensive loss	(936,775)	(586,154)
Treasury stock at cost, 420,496 shares	(3,831,563)	(3,831,563)

Total shareholders' equity	20,841,556	21,080,928

Total liabilities and shareholders' equity	$282,534,070	$246,594,885

See Notes to Consolidated Financial Statements

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
For The Years Ended December 31, 2008 and 2007

	2008	2007
Interest and dividend income
Interest and fees on loans	$11,945,226	$13,430,613
Interest and dividends on securities:
Taxable	2,237,299	1,844,104
Tax-exempt	838,070	582,457
Interest on interest bearing deposits with other banks	127,946	95,655
Interest on federal funds sold	28,406	13,888
Total interest and dividend income	15,176,947	15,966,717

Interest expense
Interest on deposits	5,680,569	5,961,553
Interest on short-term borrowings	462,174	683,957
Interest on long-term borrowings	246,812	135,263
Total interest expense	6,389,555	6,780,773

Net interest income	8,787,392	9,185,944
Provision for loan losses	1,959,299	1,783,155
Net interest income after provision for loan losses	6,828,093	7,402,789

Noninterest income
Trust income	306,361	230,683
Service fees	1,143,088	1,017,516
Insurance commissions	44,137	34,275
Securities gains/(losses), net	(49,477)	2,399
Brokerage fees	159,932	159,927
Secondary market loan fees	72,444	100,379
Other	244,853	293,562
Total noninterest income	1,921,338	1,838,741

Noninterest expense
Salaries and employee benefits	4,010,704	3,883,356
Net occupancy expense	427,774	426,039
Equipment expense	366,801	386,476
Data processing	565,348	517,265
Director fees	270,386	256,220
Postage expense	164,483	170,812
Professional service fees	427,187	421,406
Stationery	121,969	149,128
Software expense	248,122	204,418
Net cost of operation of other real estate	34,537	440,881
Other	1,108,724	1,116,616
Total noninterest expense	7,746,035	7,972,617
Income before income taxes	1,003,396	1,268,913
Income tax expense	86,968	235,087
Net income	$916,428	$1,033,826

Basic and fully diluted earnings per common share	$0.50	$0.57

Basic and fully diluted average common shares outstanding	1,829,504	1,829,504

See Notes to Consolidated Financial Statements

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For The Years Ended December 31, 2008 and 2007

	2008	2007

Net Income	$916,428	$1,033,826

Other comprehensive income/(loss):
Gross unrealized gains arising during the period	1,445,210	671,673
Adjustment for income tax expense	(549,179)	(255,237)
	896,031	416,436

Reclassification adjustment for (gains)/losses included in net income	49,477	(2,399)
Adjustment for income tax (benefit)/expense	(18,802)	913
	30,675	(1,486)

Change in pension and other post-retirement plan assets and benefit obligations	(2,060,206)	374,670
Adjustment for income tax (benefit)/expense	782,879	(142,375)
	(1,277,327)	232,295

Other comprehensive income/(loss), net of tax	(350,621)	647,245

Comprehensive Income	$565,807	$1,681,071

See Notes to Consolidated Financial Statements

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2008 and 2007

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Earnings	Income/(Loss)	Stock	Equity

Balance, December 31, 2006	2,250,000	$4,500,000	$20,842,981	$(1,233,399)	$(3,831,563)	$20,278,019

Net income	-	-	1,033,826	-	-	1,033,826

Cash dividends declared ($0.48 per share)	-	-	(878,162)	-	-	(878,162)

Other comprehensive income, net of tax	-	-	-	647,245	-	647,245

Balance, December 31, 2007	2,250,000	4,500,000	20,998,645	(586,154)	(3,831,563)	21,080,928

Net income	-	-	916,428	-	-	916,428

Cash dividends declared ($0.40 per share)	-	-	(731,801)	-	-	(731,801)

Effect of initial application of emerging issues task force issue No. 06-4, net of tax	-	-	(52,778)	-	-	(52,778)

Effect of change in pension plan measurement date pursuant to SFAS No. 158, net of tax	-	-	(20,600)	-	-	(20,600)

Other comprehensive loss, net of tax	-	-	-	(350,621)	-	(350,621)

Balance, December 31, 2008	2,250,000	$4,500,000	$21,109,894	$(936,775)	$(3,831,563)	$20,841,556

See Notes to Consolidated Financial Statements

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$916,428	$1,033,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	315,488	320,082
Provision for loan losses	1,959,299	1,783,155
Deferred income tax expense/(benefit)	(71,097)	59,753
Amortization of security premiums, net of accretion of security discounts	52,643	24,057
Securities (gains)/losses, net	49,477	(2,399)
Provision for loss on other real estate owned	-	112,493
(Gain)/loss on sale of other real estate	(300)	273,140
(Gain)/loss on sale of equipment and other assets	1,200	(11,917)
(Increase)/decrease in accrued interest receivable	(24,702)	8,525
(Increase)/decrease in other assets	(908,939)	51,532
Increase/(decrease) in other liabilities	851,427	(596,684)
Net cash provided by operating activities	3,140,924	3,055,563

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	2,031,075	345,900
Proceeds from maturities and calls of securities available for sale	24,460,000	19,365,000
Principal payments received on securities available for sale	3,610,120	1,854,838
Purchases of securities available for sale	(52,199,796)	(19,732,036)
Loans made to customers, net	(7,430,073)	(7,761,908)
Purchases of bank premises and equipment	(182,665)	(235,331)
Proceeds from sale of other real estate	472,638	1,170,650
Net cash used in investing activities	(29,238,701)	(4,992,887)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase/(decrease) in demand deposit, NOW, money market and savings accounts	(8,137,594)	3,016,517
Net increase in time deposits	24,269,974	1,736,738
Net increase/(decrease) in short-term borrowings	11,869,572	(177,492)
Proceeds from long-term borrowings	5,530,000	-
Repayments of long-term borrowings	(383,380)	(792,905)
Dividends paid	(731,801)	(878,162)
Net cash provided by financing activities	32,416,771	2,904,696
Increase in cash and cash equivalents	6,318,994	967,372
Cash and cash equivalents:
Beginning	7,062,120	6,094,748
Ending	$13,381,114	$7,062,120

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest on deposits and on other borrowings	$6,426,720	$6,768,464
Income taxes	$514,746	$924,352

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Other real estate and other assets acquired in settlement of loans	$753,705	$1,257,378
Unrealized gain on securities available for sale	$1,494,688	$669,274

See Notes to Consolidated Financial Statements

Index

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

We utilize the standards set forth in the Uniform Retail Classification System for the accrual of interest on consumer loans, while the accrual of interest on all other loans is discontinued when the loan becomes 90 days delinquent unless the loan is well secured and in the process of collection.  However, loans may be placed on nonaccrual, or charged-off, at an earlier date if the collection of principal and interest is doubtful.  When loans are placed on nonaccrual all interest which has accrued but not been collected is reversed against interest income, unless the income was recognized in prior years in which case it is charged to the allowance for loan losses.  Interest income during the period when a loan is on nonaccrual is recorded on a cash basis after recovery of principal is reasonably assured.  If recovery of principal is not reasonably assured, payments received on nonaccrual loans are typically applied directly against the outstanding principal balance until the loan is fully repaid.  Loans are generally restored to an accrual status when the obligation is brought current, has performed in accordance with the terms of the note for a reasonable period of time, and interest is no longer in doubt.

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

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

A loan is considered impaired when, based on current information and events, it is probable that the company will be unable to collect the scheduled payments when due according to the contractual terms of the loan agreement.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for larger, nonhomogeneous loans including commercial, commercial real estate, and certain construction loans.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the bank does not separately identify individual consumer and residential loans for impairment disclosures.

The allowance consists of a specific component which relates to larger loans classified as special mention, substandard or doubtful and are specifically evaluated for impairment, as well as a general component for the smaller homogeneous loans not specifically evaluated.  For specifically evaluated loans considered impaired an allowance is established when the loans’ discounted cash flows, collateral value or observable market price is less than its carrying value.  For loans which are evaluated but not considered impaired, as well as smaller homogeneous loans, an allowance is established by grouping the loans into pools having similar risk characteristics and applying historical loss factors, adjusted for current conditions, to each pool.

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

Other Real Estate:  Other real estate consists of real estate held for resale which is acquired through foreclosure on loans secured by such real estate. At the time of acquisition, these properties are recorded at the lower of carrying amount or fair value less cost to sell with any write-down charged to the allowance for loan losses.  After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell.  Expenses incurred in connection with operating these properties are charged to operating expenses as incurred; depreciation is not recorded on property held for sale.  Gains and losses on the sales of these properties are credited or charged to operating income in the year of the transaction.

Intangible Assets:  Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability.  Intangible assets are tested at least annually for impairment.

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

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

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

Basic and Fully Diluted Earnings per Share:  Basic and fully diluted earnings per common share is computed based upon the weighted average shares outstanding.  The weighted average shares outstanding were 1,829,504 for the years ended December 31, 2008 and 2007.  We did not have any potentially dilutive securities during that time.

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

Advertising:  Advertising costs are expensed as they are incurred. Advertising expenses were $33,623 and $39,601 for the years 2008 and 2007, respectively.

Reclassifications:  Certain accounts in the consolidated financial statements for 2007, as previously presented, have been reclassified to conform to current year classifications.

Significant New Accounting Pronouncements:  In September 2006, the Financial Accounting Standards Board (FASB) reached a consensus on Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-4”). In March 2007, the FASB reached a consensus on EITF Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-10”). Both of these standards require a company to recognize an obligation over an employee’s service period based upon the substantive agreement with the employee such as the promise to maintain a life insurance policy or provide a death benefit postretirement. The company adopted the provisions of these standards effective January 1, 2008. Additional information regarding this adoption can be found in Note 10.

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  The FASB has approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The company adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 was not material to the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The company adopted SFAS 159 effective January 1, 2008. The company decided not to report any existing financial assets or liabilities at fair value that are not already reported, thus the adoption of this statement did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions.  SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008.  The company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (SFAS 160).  The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements.  SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited.  The company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements, at this time.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  Implementation of SAB 109 did not have a material impact on the company’s consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (SAB 110).   SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates.  The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007.  Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.  Implementation of SAB 110 did not have a material impact on the company’s consolidated financial statements.

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133,” (“SFAS No. 161”). SFAS No. 161 requires that an entity provide enhanced disclosures related to derivative and hedging activities. SFAS No. 161 is effective for the company on January 1, 2009.  The adoption of SFAS No. 161 is not expected to have a material impact on the company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP No. 142-3 is effective for the Company on January 1, 2009, and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of FSP No. 142-3 is not expected to have a material impact on the company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Management does not expect the adoption of the provision of SFAS No. 162 to have any impact on the consolidated financial statements.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 require a seller of credit derivatives to disclose information about its credit derivatives and hybrid instruments that have embedded credit derivatives to enable users of financial statements to assess their potential effect on its financial position, financial performance and cash flows. The disclosures required by FSP 133-1 and FIN 45-4 were effective for the company on December 31, 2008 and did not have a material impact on the consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in determining the fair value of a financial asset during periods of inactive markets. FSP 157-3 was effective as of September 30, 2008 and did not have material impact on the company’s consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interest in variable interest entities, adoption of the FSP will not affect the company’s financial condition, results of operations or cash flows.

In January 2009, the FASB reached a consensus on EITF Issue 99-20-1. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The FSP is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. The FSP was effective as of December 31, 2008 and did not have a material impact on the consolidated financial statements.

Note 2.  Restrictions on Cash and Amounts Due from Banks

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2008 the reserve requirement was $75,000.  We had no reserve requirement at December 31, 2007.

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

Note 3.  Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at December 31, 2008 and 2007, are summarized below.  All such securities are available for sale.

	2008
				Carrying
				Value
				(Estimated
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value)

U.S. Government agencies and corporations	$30,192,224	$725,683	$-	$30,917,907
Mortgage backed securities - U.S. Government agencies and corporations	21,031,846	554,109	10,936	21,575,019
Corporate debt securities	5,133,279	1,304	59,146	5,075,437
Tax exempt state and political subdivisions	22,948,432	391,380	49,067	23,290,745

Total securities available for sale	$79,305,781	$1,672,476	$119,149	$80,859,148

	2007
				Carrying
				Value
				(Estimated
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value)

U.S. Government agencies and corporations	$28,083,464	$227,154	$19,073	$28,291,545
Mortgage backed securities - U.S. Government agencies and corporations	6,587,411	14,238	40,667	6,560,982
Tax exempt state and political subdivisions	22,716,824	91,692	214,704	22,593,812

Total securities available for sale	$57,387,699	$333,084	$274,444	$57,446,339

The tables which follow provide summaries of securities which were in an unrealized loss position at December 31, 2008 and 2007, all of which are available for sale.  As of December 31, 2008, these securities had a total fair value of $6,183,696 and carried unrealized losses of $119,149 or 1.93%.  The fair value of securities which have been in a continuous loss position for the past twelve months total $2,109,123.  The unrealized loss pertaining to these securities is $51,582 or 2.45%.  The majority of these losses are on corporate debt securities and municipal instruments.  With the exception of one municipal which is not rated, all of these instruments carry investment grade ratings from the major credit rating agencies.  The remaining losses are on securities issued by U.S. government agencies and corporations which carry the implied faith and credit of the U.S. Government.    The quality of the issuer, as well as our intent and ability to hold these investments to maturity, provide strong evidence that we will fully recover our investment.  In addition, no losses have been recognized on the $29,020,029 of securities that carried unrealized losses at December 31, 2007.

	2008
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and corporations	$-	$-	$-	$-	$-	$-
Mortgage backed securities – U.S.Government agencies and corporations	-	-	660,401	10,936	660,401	10,936
Corporate debt securities	3,435,584	59,146	-	-	3,435,584	59,146
Tax-exempt state and political
Subdivisions	638,989	8,421	1,448,722	40,646	2,087,711	49,067
Total	$4,074,573	$67,567	$2,109,123	$51,582	$6,183,696	$119,149

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

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

The maturities, amortized cost and estimated fair values of securities at December 31, 2008 are summarized as follows:

		Carrying
		Value
		(Estimated
	Amortized	Fair
	Cost	Value)
Due within one year	$21,450,539	$21,661,657
Due after one through five years	30,647,694	31,362,013
Due after five through ten years	27,207,548	27,835,438
Total	$79,305,781	$80,859,148

Mortgage backed securities have remaining contractual maturities ranging from 7 months to 19.25 years and are reflected in the maturity distribution schedule based on their anticipated average life to maturity, which ranges from 0.30 to 9.38 years. Accordingly, discounts are accreted and premiums are amortized over the anticipated life to maturity of the specific obligation.

The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed  securities, and the related gross gains and losses realized are as follows:

	Proceeds From			Gross Realized
Years Ended		Calls and	Principal
December 31,	Sales	Maturities	Payments	Gains	Losses

2008	$2,031,075	$24,460,000	$3,610,120	$7,325	$56,802

2007	$345,900	$19,365,000	$1,854,838	$2,399	$-

At December 31, 2008 and 2007 securities with amortized costs of $44,466,265 and $32,207,744, respectively, and estimated fair values of $45,375,428 and $32,357,657, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

At December 31, 2008 and 2007 the company’s securities portfolio had no concentrations within any specific industry or issuer.

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

The company’s restricted investments totaled $1,191,514 and $1,113,114 at December 31, 2008 and 2007, respectively.  These include equity investments in Federal Reserve Bank stock, Federal Home Loan Bank stock, and Siverton Financial Services Inc. stock.  Such securities are carried at cost, since they may only be sold back to the respective issuer or another member.

Note 4.  Loans

Loans are summarized as follows:
	December 31,
	2008	2007
Commercial, financial and agricultural	$20,262,356	$21,015,554
Real estate – construction	13,832,198	12,497,098
Real estate – home equity	6,410,624	6,797,712
Real estate – residential mortgage	62,695,378	61,726,209
Real estate – commercial mortgage	59,806,565	57,921,473
Installment loans	11,423,736	10,902,926
Other	3,623,570	2,011,614
Total loans	178,054,427	172,872,576

Less:
Allowance for loan losses	2,231,874	1,763,300
Net deferred loan origination fees and costs	101,220	170,012

Loans, net	$175,721,333	$170,939,264

Included in the above balance of net loans are nonaccrual loans of $5,471,601 and $4,487,291 at December 31, 2008 and 2007, respectively.  If interest on those nonaccrual loans had been accrued, such income would have approximated $215,830 and $233,744 for the years ended December 31, 2008 and 2007, respectively.

The bank makes loans to its directors, executive officers and their related interests in the normal course of business.  The activity with respect to these loans for the years ended December 31, 2008 and 2007 follows:

	2008	2007
Balance, beginning	$6,311,436	$6,111,725
Additions	927,494	1,095,224
Amounts collected	(844,527)	(895,513)

Balance, ending	$6,394,403	$6,311,436

The following represents the maturities and sensitivities of loans to changes in interest rates at December 31, 2008, without regard to scheduled periodic principal repayments on amortizing loans:

		Due After 1
	Due	But Within		Due
	Within 1 Yr	5 Yrs	After 5 Yrs	Total
Commercial, financial and agricultural	$7,070,518	$5,049,344	$8,142,494	$20,262,356
Real estate – construction	10,844,323	2,768,361	219,514	13,832,198
Real estate – home equity	65,959	2,924,909	3,419,756	6,410,624
Real estate – residential mortgage	1,289,323	4,737,109	56,668,946	62,695,378
Real estate – commercial mortgage	5,165,334	10,318,667	44,322,564	59,806,565
Installment loans	729,797	7,918,946	2,774,993	11,423,736
Other	605,670	1,893,156	1,124,744	3,623,570

Total	$25,770,924	$35,610,492	$116,673,011	$178,054,427

Loans due after one year with:

Variable rates	$123,705,427
Fixed rates	28,578,076

Total	$152,283,503

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

Concentrations of Credit Risk:  The bank grants installment, commercial and residential loans to customers in central and eastern West Virginia in striving to maintain a diversified loan portfolio.  Nonetheless, concentrations of credit, defined as loans to a customer, the customers’ related parties, or to a number of customers operating in the same industry, which in the aggregate total 25% or more of capital, can occur.  At December 31, 2008, we had four such concentrations.

Extensions of credit to companies in the lodging, restaurant and bar industry totaled $13,471,783.  These loans are usually made to finance the purchase, operation or improvement of these establishments and are generally secured by liens on the subject property.  Extensions of credit for the purchase of rental real estate totaled $15,804,795.  These loans are usually made to purchase or improve the subject property and are secured by the rental unit(s).  Extensions of credit for construction and contractors totaled $16,558,258.  These loans are generally secured by the subject property and draw requests are approved based on scheduled work completed and periodic inspections of construction progress. Also, extensions of credit for ski resort related loans totaled $25,125,663.  These loans are extended to business and residential properties in and around various West Virginia ski resorts.  Additional collateral such as pledges of accounts receivable, real estate, or personal guarantees may also be required when granting any of these credits.  The bank evaluates each such customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained is based upon these credit evaluations.

Note 5.  Allowance for Loan Losses

An analysis of the allowance for loan losses for the years ended December 31, 2008 and 2007, is as follows:

	2008	2007

Balance, beginning of year	$1,763,300	$1,873,038

Charge offs:
Commercial, financial and agricultural	301,662	1,538,565
Real estate – commercial mortgage	1,362,253	347,695
Real estate – residential mortgage	79,238	78
Installment	28,456	48,839
Total	1,771,609	1,935,177

Recoveries:
Commercial, financial and agricultural	180,901	8,055
Real estate – commercial mortgage	88,531	-
Real estate – residential mortgage	1,206	-
Installment	10,246	34,229
Total	280,884	42,284

Net charge-offs	1,490,725	1,892,893
Provision for loan losses	1,959,299	1,783,155

Balance, end of year	$2,231,874	$1,763,300

The following summary provides additional information regarding impaired, nonaccrual and past due loans:

	December 31,
	2008	2007
Impaired loans without a valuation allowance	$1,514,794	$1,467,156
Impaired loans with a valuation allowance	3,482,423	2,570,365
Total impaired loans	$4,997,217	$4,037,521

Valuation allowance related to impaired loans	$532,694	$623,839

Total nonaccrual loans excluded from impaired loan disclosure	$594,524	$449,770
Total loans past due ninety days or more still accruing	312,807	206,230

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

	Year Ended December 31,
	2008	2007
Average investment in impaired loans	$3,610,120	$4,244,525
Interest income recognized on impaired loans	123,314	351,874
Interest income recognized on a cash basis on impaired loans	186,204	124,985
Interest income recognized on nonaccrual loans excluded from impaired loan disclosure	$23,904	$34,206

No additional funds are committed to be advanced in connection with impaired loans.

Note 6.   Bank Premises and Equipment

The major categories of bank premises and equipment and accumulated depreciation and amortization at December 31, 2008 and 2007, are summarized as follows:

	2008	2007
Land	$950,403	$950,403
Buildings and improvements	5,347,518	5,280,882
Furniture and equipment	2,430,201	2,552,090
Total bank premises and equipment	8,728,122	8,783,375

Less accumulated depreciation	4,622,127	4,523,711

Bank premises and equipment, net	$4,105,995	$4,259,664

Depreciation expense for the years ended December 31, 2008, and 2007 totaled $302,089 and $306,684 respectively.

Note 7.   Deposits

The following is a summary of interest bearing deposits by type as of December 31, 2008 and 2007:

	2008	2007
Interest bearing checking accounts	$35,106,350	$45,697,691
Money market accounts	5,718,782	5,405,844
Savings accounts	22,097,516	21,589,320
Certificates of deposit under $100,000	73,691,588	59,984,442
Certificates of deposit of $100,000 or more	51,262,141	40,699,314

Total	$187,876,377	$173,376,611

Interest expense on deposits is summarized below:

	2008	2007
Interest bearing checking accounts	$1,239,557	$1,277,151
Money market accounts	25,322	27,625
Savings accounts	90,165	120,762
Certificates of deposit under $100,000	2,455,900	2,636,307
Certificates of deposit of $100,000 or more	1,869,625	1,899,708

Total	$5,680,569	$5,961,553

The following is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 2008 and 2007:

	2008		2007
	Amount	Percent	Amount	Percent
Three months or less	$16,167,296	31.54%	$3,588,278	8.82%
Three through six months	3,729,089	7.27	6,447,653	15.84
Six through twelve months	9,943,468	19.40	14,167,482	34.81
Over twelve months	21,422,288	41.79	16,495,901	40.53
Total	$51,262,141	100.00%	$40,699,314	100.00%

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

A summary of the maturities for all time deposits as of December 31, 2008, follows:

Year	Amount
2009	$78,848,441
2010	14,538,018
2011	21,118,955
2012	8,205,706
2013	2,182,837
After 2013	59,772
Total	$124,953,729

At December 31, 2008 and 2007, deposits of related parties including directors, executive officers, and their related interests of Citizens Financial Corp. and subsidiary approximated $9,410,517 and $7,190,207, respectively.

Note 8.  Derivative Instruments

From 2001 to 2004, the bank offered a product known as the Index Powered CD to its customers.  This is a five-year certificate of deposit which, if held to maturity, provides the customer with guaranteed return of principal and interest which is linked to the performance of the Standard and Poor’s 500 Index over the term of the certificate of deposit.  As of December 31, 2008 and 2007 the notional value of these deposits was $15,649 and $203,373, respectively.

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

This interest rate swap also represents a derivative contract and is accounted for as a fair value hedge under SFAS 133.  As such, it is carried as an asset at fair value with changes in value being recognized in current earnings.  The impact of our derivative activities on pretax income was $(3,157) in 2008, $(19,639) in 2007.

Note 9.   Income Taxes

The company files income tax returns in the U.S. federal jurisdiction and the state of West Virginia.  With few exceptions, the company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2005.  The company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no impact on the financial statements.

The components of applicable income tax expense/(benefit) for the years ended December 31, 2008 and 2007, are as follows:

	2008	2007
Current:
Federal	$97,152	$135,605
State	60,913	39,729
	158,065	175,334
Deferred:
Federal	(63,612)	53,463
State	(7,485)	6,290
	(71,097)	59,753
Total	$86,968	$235,087

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

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

The tax effects of temporary differences which give rise to the company's deferred tax assets and liabilities as of December 31, 2008 and 2007, are as follows:

	2008	2007
Deferred tax assets:
Allowance for loan losses	$486,780	$404,264
Accrued income and expenses	18,355	18,060
Employee benefit plans	1,556,677	733,905
Net loan origination fees and costs	37,565	64,652
Interest on nonaccrual loans	32,320	8,422
Deferred gain on sale of other real estate	18,303	18,303
Expenses on other real estate held for sale	1,148	-
Alternative minimum tax	46,603	-
	2,197,751	1,247,606

Deferred tax liabilities:
Accretion on securities	(15,758)	(31,895)
Net unrealized gains on securities	(590,264)	(22,283)
Depreciation	(228,268)	(207,536)
	(834,290)	(261,714)
Net deferred tax asset	$1,363,461	$985,892

A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rate by book pretax income for the years ended December 31, 2008 and 2007, is as follows:

	2008		2007
	Amount	Percent	Amount	Percent
Computed tax at applicable statutory rate	$341,155	34.0%	$431,430	34.0%
Increase/(decrease) in taxes resulting from:
Tax-exempt interest	(338,163)	(33.7)	(226,911)	(17.9)
State income taxes, net of federal tax benefit	35,262	3.5	30,373	2.4
Tax exempt income on retirement plans	(29,613)	(3.0)	(28,485)	(2.2)
Other	78,327	7.8	28,680	2.2
Applicable income taxes	$86,968	8.7%	$235,087	18.5%

Note 10.  Employee Benefit Plans

The bank offers a number of benefit plans to its employees and directors.  Among them are pension and other postretirement benefit plans which are described below.

Pension Plan:  The bank has a defined benefit pension plan covering all employees who meet the eligibility requirements.  To be eligible, an employee must be 21 years of age and have completed one year/1,000 hours of continuous service.  The plan provides benefits based on the participant’s years of service and five-year average final compensation.  Our funding policy is to make annual contributions as permitted or required by applicable regulations.

401(k) Plan:  A 401(k) profit sharing plan is provided for the benefit of all employees who have attained the age of 21 and completed one year/1,000 hours of continuous service.  The plan allows participating employees to contribute amounts up to the limits set by the Internal Revenue Service and permits the bank to make discretionary contributions to the plan in such amount as the Board may determine to be appropriate.  Contributions made to the plan by the bank for the years ended December 31, 2008 and 2007, were $15,000 and $49,000, respectively.

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

Executive Supplemental Income Plan:  Subsequent to an amendment to the bank’s pension benefit formula in 1995, it offered a nonqualified executive supplemental income plan to certain senior officers, some of whom are now retired, as a means of overcoming the reduced pension benefit.  The plan provides predetermined fixed monthly income for a period of 180 months to the participants upon retirement.  It is funded by life insurance contracts which the bank purchased.  The bank has been named the beneficiary of those contracts.  The liability accrued under this plan at December 31, 2008 and 2007 was $241,179 and $247,417, respectively.  The cash surrender values of the underlying insurance contracts at those same dates were $605,162 and $561,602.  Expenses associated with the plan were $13,615 in 2008 and $10,566 in 2007.

Executive and Director Supplemental Retirement Plan:  Effective January 1, 2003, the bank entered into a non-qualified supplemental executive and director retirement plan with various officers and directors of the bank which provides them with income benefits payable at retirement age or death.  In connection with this plan, the bank purchased life insurance contracts in 2002 for $2,000,000.  These contracts are not assets of the plan but are instead owned by the bank and had cash surrender values of $2,360,736 at December 31, 2008 and $2,273,638 at December 31, 2007.  Liabilities under the plan were $848,420 at December 31, 2008 and $742,566 at December 31, 2007.  Expenses of the plan, net of income for the increase in the cash surrender value, were $41,020 in 2008 and $40,081 in 2007.

In September 2006, the Emerging Issues Task Force (EITF) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee.  The consensus is effective for fiscal years beginning after December 15, 2007.  Accordingly the company recorded a liability for the postretirement cost of the insurance policies carried by the bank to fund the directors and executive officers supplemental retirement plan.  The company adopted this issue in the first quarter of 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings of approximately $53,000, net of income tax.  This adjustment is presented on our consolidated statements of changes in shareholders’ equity in this report.

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

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158).  The company adopted SFAS 158 on a prospective basis beginning with the year ended December 31, 2006.  Additional information regarding the company’s pension and other postretirement benefits is presented below in accordance with SFAS 158 for 2008 and 2007.  In 2008, company adopted additional provisions of SFAS 158 requiring that we change our pension plan measurement date to December 31.  The following disclosures present the pension disclosures with measurement dates of December 31, 2008 and October 31 2007, respectively.

Obligations and Funded Status

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Change in benefit obligation
Benefit obligation at beginning of year	$4,900,325	$4,811,427	$559,884	$522,934
Service cost	183,646	116,060	15,957	20,070
Interest cost	359,707	288,608	31,008	27,945
Actuarial (gain)/loss	459,712	(46,451)	3,948	30,421
Benefits paid	(314,107)	(269,319)	(80,694)	(41,486)
Benefit obligation at end of year	$5,589,283	$4,900,325	$530,103	$559,884

Change in plan assets
Fair value of plan assets at
beginning of year	$4,502,890	$4,059,169	$-	$-
Actual return on plan assets	(1,284,815)	601,238	-	-
Employer contribution	209,373	111,802	80,694	41,486
Benefits paid	(314,107)	(269,319)	(80,694)	(41,486)
Fair value of plan assets at end of year	$3,113,341	$4,502,890	$-	$-

Funded status	$(2,475,942)	$(397,435)	$(530,103)	$(559,884)

Amounts recognized on consolidated balance sheets as:
Accrued benefit liability	$(2,475,942)	$(397,435)	$(530,103)	$(559,884)

Amounts recognized in accumulated other comprehensive income/(loss) consist of:
Net (loss)/gain	$(3,175,933)	$(1,120,633)	$195,448	$208,745
Prior service (cost)/credit	-	12,555	-	-
Net obligation at transition	-	-	(83,771)	(104,717)
Deferred tax benefit/(expense)	1,206,855	421,070	(42,437)	(39,531)
	$(1,969,078)	$(687,008)	$69,240	$64,497

The accumulated benefit obligation of our pension plan was $4,708,521 at December 31, 2008 and $4,315,444 at October 31, 2007.

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Net periodic benefit cost:
Service cost	$157,411	$116,060	$15,957	$20,070
Interest cost	308,320	288,608	31,008	27,945
Expected return on plan assets	(351,156)	(330,584)	-	-
Net amortization and deferral	(12,555)	(16,968)	11,597	8,819
Recognized net actuarial loss	84,779	96,135	-	-
Net periodic benefit cost	186,799	153,251	58,562	56,834

Adjustment due to change in Measurement date	33,226	-	-	-

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain)/loss for period	$2,154,209	$(317,105)	$3,948	$30,421
Amortization of prior service cost	12,555	16,968	-	-
Amortization of transition obligation	-	-	(20,946)	(20,946)
Amortization of net loss/(gain)	(98,909)	(96,135)	9,349	12,127
Total recognized in other comprehensive (income)/loss	2,067,855	(396,272)	(7,649)	21,602

Total recognized in net periodic benefit cost and other comprehensive (income)/loss	$2,287,880	$(243,021)	$50,913	$78,436

Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of employees expected to receive benefits under the plan.

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $113,679.  The estimated transition obligation for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $20,946.

Assumptions

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.25%	6.00%	6.00%	6.00%
Expected long-term return on plan assets	8.50%	8.50%	N/A	N/A
Rate of compensation increase	3.00%	3.00%	N/A	N/A

Weighted-average assumptions used to determine benefit obligations
Discount rate	6.25%	6.25%	6.00%	5.75%
Rate of compensation increase	3.00%	3.00%	N/A	N/A

The expected long-term rate of return for the pension plan is based on the expected return of each of the plan’s asset categories (detailed in the following table), weighted based on the median of the target allocation of each category.

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

Plan Assets

	Pension Benefits
	Target		Percentage of Plan
	Allocation	Allowable	Assets at December 31,
	2009	Range	2008	2007
Asset category:
Equity securities	70%	40-80%	64%	68%
Debt securities	25%	20-40%	30%	27%
Real estate	0%	0%	0%	0%
Other	5%	3-10%	6%	5%
Total	100%		100%	100%

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

Cash Flows

Contributions:  Our pension plan calls for a contribution of approximately $729,556 in 2009.  No contributions are expected to be made to our other postretirement plans, however.

Estimated Future Benefits Payments: The following benefit payments, which reflect future service, are expected to be paid:

	Pension Benefits	Other Benefits
2009	$341,367	$33,519
2010	340,149	34,215
2011	338,938	36,657
2012	343,298	35,299
2013	356,323	35,658
2014 - 2018	1,825,148	186,583

Note 11.  Other Borrowings

Short-Term Borrowings:  During 2008 and 2007, our short-term borrowings consisted of securities sold under agreements to repurchase (repurchase agreements), advances under a line of credit with the Federal Home Loan Bank of Pittsburgh (FHLB) and federal funds purchased.  Interest is paid on the repurchase agreements based on either fixed or variable rates as determined upon origination.  At December 31, 2008 and 2007, securities with an amortized cost of $23,873,685 and $14,611,458, respectively, and estimated fair values of $24,474,136 and $14,750,799, respectively, were pledged to secure the repurchase agreements.

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

As a member of the FHLB, the bank has access to various lines of credit under programs administered by the FHLB.  Borrowings under these arrangements bear interest at the interest rate posted by the FHLB on the day of the borrowing and are subject to change daily.  The lines of credit are secured by a blanket lien on all unpledged and unencumbered assets.

The following information is provided relative to our short-term borrowing obligations:

	Repurchase	Line of	Federal Funds
	Agreement	Credit	Purchased
2008
Amount outstanding at December 31	$28,785,814	$1,239,700	$1,500,000
Weighted average interest rate at December 31	1.62%	0.59%	0.75%
Maximum month-end amount outstanding	$29,655,450	$3,250,000	$2,500,000
Average daily amount outstanding	$18,602,081	$379,366	$41,803
Weighted average interest rate for the year	2.41%	2.86%	2.34%

2007
Amount outstanding at December 31	$14,258,042	$3,997,900	$1,400,000
Weighted average interest rate at December 31	3.51%	4.32%	4.25%
Maximum month-end amount outstanding	$21,888,322	$3,997,900	$1,400,000
Average daily amount outstanding	$18,868,254	$406,537	$618
Weighted average interest rate for the year	3.52%	4.85%	4.78%

Long-Term Borrowings:  Long-term borrowings of $7,865,485 and $2,718,865 at December 31, 2008 and 2007, respectively, consist of advances from the FHLB which are used to finance specific lending or investing activities.  These advances carry fixed interest rates ranging from 2.80% to 5.00% while the weighted average interest rate at December 31, 2008 was 3.82%.  The weighted average interest rate for the year ending December 31, 2007 was 4.56%.

A summary of the maturities of the long-term borrowings for the next five years is as follows:

Year	Amount
2009	$409,234
2010	1,428,265
2011	1,948,180
2012	356,515
2013	2,815,687
2014 and thereafter	907,604

Total	$7,865,485

Note 12.  Commitments and Contingencies

At December 31, 2008 and 2007, the bank maintained required reserve balances with the Federal Reserve Bank of Richmond approximating $217,000 and $338,000, respectively.  The bank does not earn interest on such reserve balances.

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

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

Financial instruments whose contract	Contract Amount
amounts represent credit risk	2008	2007
Commitments to extend credit	$25,318,554	$24,602,947
Standby letters of credit	751,423	301,223

Total	$26,069,977	$24,904,170

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

Note 13.  Shareholders’ Equity and Restrictions on Dividends

The primary source of funds for the dividends paid by Citizens Financial Corp. is dividends received from Citizens National Bank.  Dividends paid by the bank are subject to restrictions by banking regulations.  The most restrictive provision requires approval by the Office of the Comptroller of the Currency if dividends declared in any year exceed the year's net income, as defined, plus the retained net profits of the two preceding years.  At December 31, 2008, the net retained profits available for distribution to Citizens Financial Corp. as dividends without regulatory approval approximate $922,574 or 4.4% of consolidated net assets.

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

Quantitative measures established by regulation to ensure capital adequacy require the company and bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets.  We believe, as of December 31, 2008, that the company and bank meet all capital adequacy requirements to which they are subject.

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

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008:
Total Capital:Risk Weighted Assets	$23,922	12.99%	$14,733	8.00%	$18,416	10.00%
Tier I Capital:Risk Weighted Assets	21,690	11.77	7,371	4.00	11,057	6.00
Tier I Capital:Average Assets	21,690	7.70	11,268	4.00	14,084	5.00

As of December 31, 2007:
Total Capital:Risk Weighted Assets	$23,328	12.52%	$14,906	8.00%	$18,633	10.00%
Tier I Capital:Risk Weighted Assets	21,565	11.57	7,455	4.00	11,183	6.00
Tier I Capital:Average Assets	21,565	8.75	9,858	4.00	12,323	5.00

Note 14.   Fair Value Measurements

The company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

In February of 2008, the FASB issued Staff Position No. 157-2 (FSP 157-2) which delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Thus, the company has only partially applied SFAS 157. Those items affected by FSP 157-2 include other real estate owned (OREO), goodwill and core deposit intangibles.

In October of 2008, the FASB issued Staff Position No. 157-3 (FSP 157-3) to clarify the application of SFAS 157 in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financials statements were not issued.

SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the company’s market assumptions. The three levels of the fair value hierarchy under SFAS 157 based on these two types of inputs are as follows:

Level 1 – Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2 – Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3 – Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

The following describes the valuation techniques used by the company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).

Derivative financial liabilities:  The fair value measurement of the interest rate swaps are based on valuation techniques of similar products for which assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of similar products by using pricing models that considers observable market data (Level 2).

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

Fair Value Measurements at December 31, 2008 Using
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale	$82,050,622	$-	$82,050,622	$-
Liabilities:
Derivative financial liabilities	251	-	251	-

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on the observable market price of the loan, the present value of cash flows expected to be realized from the loan, or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

The following table summarizes the company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

Carrying value at December 31, 2008
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans	$4,464,523	$-	$2,827,878	$1,636,645

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.  The following summarizes the methods and significant assumptions used in estimating fair value under SFAS No. 107:

Cash and Due From Banks:  The carrying values of cash and due from banks approximate their estimated fair values.

Federal Funds Sold:  The carrying values of federal funds sold approximate their estimated fair values.

Securities:  Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2).

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

Derivative Financial Instruments:  The fair value measurement of the interest rate swaps are based on valuation techniques of similar products for which assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of similar products by using pricing models that considers observable market data (Level 2).

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

The carrying values and estimated fair values of the company's financial instruments are summarized below:

	December 31, 2008		December 31, 2007
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$3,943,066	$3,943,066	$7,049,699	$7,049,699
Interest bearing deposits with other banks	9,438,048	9,438,048	12,421	12,421
Securities available for sale	80,859,148	80,859,148	57,446,339	57,446,339
Loans, net	175,721,333	182,051,438	170,939,264	166,266,520
Accrued interest receivable	1,409,645	1,409,645	1,384,943	1,384,943

Financial liabilities:
Deposits	$217,428,850	$219,261,894	$201,296,470	$202,239,030
Short-term borrowings	31,525,514	31,525,514	19,655,942	19,655,942
Long-term borrowings	7,865,485	8,072,644	2,718,865	2,720,621
Accrued interest payable	486,238	486,238	523,403	523,403

Financial instruments:
Interest rate swaps and call options	$251	$251	$2,957	$2,957

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

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

Note 15.  Condensed Financial Statements of Parent Company

Information relative to the parent company's balance sheets at December 31, 2008 and 2007, and the related statements of income and cash flows for the years ended December 31, 2008 and 2007, are presented below.

	December 31,
Balance Sheets	2008	2007
Assets
Cash	$2,091	$2,992
Investment in subsidiary	20,839,465	21,077,936
Total assets	$20,841,556	$21,080,928

Shareholders' equity
Common stock, $2.00 par value, 4,500,000 shares authorized,
issued 2,250,000 shares	$4,500,000	$4,500,000
Retained earnings	21,109,894	20,998,645
Accumulated other comprehensive loss	(936,775)	(586,154)
Treasury stock at cost, 420,496 shares	(3,831,563)	(3,831,563)
Total shareholders' equity	$20,841,556	$21,080,928

	For the Years Ended December 31,
Statements of Income	2008	2007
Income - dividends from subsidiary bank	$736,800	$883,801
Expenses - operating	5,900	5,500
Income before equity in undistributed income of subsidiary	730,900	878,301
Equity in undistributed income of subsidiary	185,528	155,525
Net income	$916,428	$1,033,826

	For the Years Ended December 31,
Statements of Cash Flows	2008	2007
Cash flows from operating activities
Net income	$916,428	$1,033,826
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(185,528)	(155,525)
Cash provided by operating activities	730,900	878,301

Cash flows from investing activities	-	-

Cash flows from financing activities
Dividends paid to shareholders	(731,801)	(878,162)
Cash used in financing activities	(731,801)	(878,162)

Increase/(decrease) in cash	(901)	139
Cash:
Beginning	2,992	2,853
Ending	$2,091	$2,992

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Citizens Financial Corp. and Subsidiary
Elkins, West Virginia

We have audited the accompanying consolidated balance sheets of Citizens Financial Corp. and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Financial Corp. and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Citizens Financial Corp. and Subsidiary’s internal control over financial reporting as of December 31, 2008 included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 11, 2009

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No reportable items.

Item 9A(T).  Controlsand Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the company, under the supervision and with the participation of management, including the chief executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-4.  Based upon that evaluation, the chief executive officer and principal financial officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company which is required to be included in the company’s periodic SEC filings.  The company did not have any changes in internal control over financial reporting during its fourth quarter for the year ending December 31, 2008, that materially effected, or were reasonably likely to effect the company’s internal control over financial reporting.

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

Management assessed the company’s system of internal control over financial reporting as of December 31, 2008.  In making this assessment, we used the criteria for effective internal control over financial reporting set forth in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concludes that, as of December 31, 2008, its system of internal control over financial reporting is effective and meets the criteria of the Internal Control-Integrated Framework.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.  Other Information

No reportable items.

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The number of directors of the company may consist of not less than five nor more than 25 persons in accordance with the company’s Articles of Incorporation.  The number of directors is fixed by resolution of a majority vote of shareholders and currently stands at nine.  Among them, Mr. John A. Yeager, CPA, serves as an independent director and as the company’s audit committee financial expert.  Mr. Yeager received his bachelor’s degree in accounting from West Virginia University in 1980 and has six years experience in public accounting.  During that time, Mr. Yeager gained experience in the audit of banks whose characteristics and complexity are similar to Citizens.  Mr. Yeager also has served as controller for two nonbanking companies for approximately 19 years.  He has served on the board of directors of Citizens National Bank since April, 1999 and of Citizens Financial Corp. since April, 2003.  His current term on the holding company board expires in April, 2009. The following table sets forth the names of all of the persons who have served as directors of Citizens Financial Corp. for the year ended December 31, 2008, their ages and principal occupations, their length of service to the company and the expiration of their present terms.

Principal
	Occupation		Present
	During Past	Director	Term
Name and Age	Five Years	Since (1)	Expires

Robert N. Alday	President,	September, 1986	April, 2009 (2)
93	Phil Williams Coal Company

Max L. Armentrout	President, and	September, 1986	April, 2011
71	Chairman of the Board,
Laurel Lands Corp.;
Chairman of the Board,
Citizens Financial Corp.

William J. Brown	Retired, Hess Oil Co., Inc;	February, 2000	April, 2010
62	Managing Partner, Brown
Rental Group

Edward L. Campbell	Co-Owner,	February, 2000	April, 2010
69	Retired, Campbell’s Market

William T. Johnson, Jr.	President and Chief	April, 2005	April, 2011
65	Executive Officer and
Executive Vice President,
Citizens National Bank

Cyrus K. Kump	President,	June, 1992	April, 2009 (2)
62	Kump Enterprises;
Kerr Real Estate
Vice Chairman of the Board,
Citizens Financial Corp.

Robert J. Schoonover	President and	April, 1998	April, 2010
69	Chief Executive Officer,
Citizens Financial Corp.
and Citizens National Bank

L. T. Williams	Consultant,	September, 1986	April, 2011
78	Retired, Elkins
Builders Supply

John A. Yeager, CPA	Controller,	April, 2003	April, 2009 (2)
50	Newlons International Sales, LLC

(1)
All of the above named directors, with the exception of Mr. Alday, have also served as directors of Citizens National Bank for the past five years on a continuous basis.  Mr. Alday has not served Citizens National Bank in any official capacity.

(2)	Mr. Alday, Mr. Kump, and Mr. Yeager have been nominated to stand for reelection to an additional 3 year term expiring in April, 2012.

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

Set forth below are the executive officers of Citizens Financial Corp. and subsidiary, their age, present position and relations that have existed with affiliates and others during the past five years.

Principal Occupation and
	Present	Banking Experience During
Name and Age	Position	the Last Five Years

Robert J. Schoonover	President & CEO,	President and Chief Executive Officer,
69	Citizens Financial Corp.	Citizens Financial Corp. and
Citizens National Bank

William T. Johnson, Jr.	Vice President,	President and Chief Executive Officer
65	Citizens Financial Corp.	and Executive Vice President,
	President & CEO,	Citizens National Bank
Citizens National Bank

Thomas K. Derbyshire	Vice President & Treasurer,	Executive Vice President,
50	Citizens Financial Corp.	Senior Vice President and Chief Financial
	Executive Vice President,	Officer, Citizens National Bank
Citizens National Bank

Rudy F. Torjak, Jr.	Senior Vice President and	Senior Vice President and
60	Chief Credit Officer,	Chief Credit Officer,
	Citizens National Bank	Citizens National Bank;
Senior Vice President-Commercial Loans,
Wesbanco, Inc.

Nathaniel S. Bonnell	Senior Vice President and	Senior Vice President and
27	Chief Financial Officer,	Chief Financial Officer,
	Citizens National Bank	and Financial Reporting Manager
Citizens National Bank

Citizens has adopted a Code of Ethics that applies to all employees, including its executive officers.  In the event that Citizens makes any amendment to, or grants any waivers of, a provision of the Code of Ethics that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, the company intends to disclose such amendment or waiver and the reasons therefore, and Citizens will disclose the nature of such amendment or waiver in a report on Form 8-K.  Citizens’ Code of Ethics may be viewed by accessing our website at www.citizensnationalbank.com.

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

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

The following table sets forth the compensation of the company's Principal Executive Officer (PEO), as well as the two most highly compensated executive officers, other than the PEO, who were serving as executive officers at the end of the last completed fiscal and have total annual compensation exceeding $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Nonqualified Deferred Compensation Earnings (1)	All Other Compensation (2) (3)	Total
Robert J. Schoonover, President & CEO Citizens Financial Corp (Principal Executive Officer)	2008 2007	$	- -	N/A N/A	$66,754 83,991	$66,754 83,991
William T. Johnson, Jr. VP, Citizens Financial Corp. President & CEO, Citizens National Bank	2008 2007		159,820 145,906	$3,313 12,783	14,810 17,113	177,943 175,772
Thomas K. Derbyshire VP & Treasurer, Citizens Financial Corp. Executive Vice President, Citizens National Bank	2008 2007		149,154 136,090	5,388 4,533	1,952 3,880	156,494 144,503

(1)
Mr. Schoonover is retired from the bank and receives payments from supplemental retirement plans.  The payment of such benefits results in a decrease in the value of each nonqualified deferred compensation plan, therefore these have been excluded from the table above.  He participates in the executive supplemental income plan and the executive and director supplemental retirement plan; the change in the values of those plans was $(35,173) in 2008 and $(33,091) in 2007.

(2)
Mr. Schoonover and Mr. Johnson also serve as members of the board of directors.  In 2008, for his services as a director, Mr. Schoonover received director fees of $30,696 for board and committee meetings, as well as other compensation totaling $6,432 which included $5,001 for consulting fees and the remainder for insurance premiums paid for the benefit of the director.  In 2007, Mr. Schoonover received director fees of $26,519 for board and committee meetings, as well as other compensation totaling $27,859. Mr. Johnson received $12,256 and $9,219 in director fees for his services on the board for 2008 and 2007, respectively.

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

Retirement Plans:   Citizens Financial Corp., having no employees, has no retirement program, but Citizens National Bank has a pension program for its eligible employees.  This pension plan is a qualified retirement plan and is available to all employees, including officers, who meet the eligibility requirements.  Directors do not participate in this plan. The bank’s defined benefit pension plan covers all employees who meet the eligibility requirements.  To be eligible, an employee must be 21 years of age and have completed one year/1,000 hours of continuous service.  Our funding policy is to make annual contributions as permitted or required by applicable regulations.  Pensions for all participants are based on five-year average final compensation.  Credits are received for each year of participation at the following rates: 1 percent of the first $9,600 of the 5-year average final compensation and 1.5 percent of such average final compensation in excess of $9,600, all multiplied by years of service up to a 25-year maximum.  The pension benefits are payable to participants on a monthly basis in the form of a joint and 50 percent survivor annuity for all married participants who do not elect otherwise, or in the form of a single life annuity for all other participants or survivors.  Joint and 100 percent survivorship, single life annuity or 120 payments guaranteed are other optional forms of distribution.  Under the plan, the normal retirement age is 65.  However, an employee can retire beginning at age 60 and received full benefits based on the same formula described above using their current years of service and last five years of compensation.  Mr. Schoonover, who is retired from the bank, is currently receiving an annual benefit of $30,467 under this plan.  Mr. Johnson is eligible to retire under the early retirement provisions of this plan.  Additional information regarding the plan is contained in Note 10 to the accompanying consolidated financial statements.

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

The bank has established a 401(k) plan for the benefit of all employees who meet eligibility requirements.  A description of the Plan, the eligibility requirements and the contributions made to the Plan by the bank for the years ended December 31, 2008 and 2007 may be found in Note 10 to the accompanying consolidated financial statements.

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

Also as explained in Note 10, effective January 1, 2003, the bank entered into another nonqualified executive and director supplemental retirement plan with its directors and those officers who qualified.  A copy of the plan is incorporated herein by reference to Exhibit 10 contained in the company’s Form 10-K dated December 31, 2003.  This plan was designed to reward directors and key officers for their service on a basis consistent with that of many of our competitors.  Benefits paid under the plan (if any) are the result of excess after-tax earnings of certain life insurance contracts purchased by the bank over a defined opportunity cost.  The opportunity cost is defined as a rolling five-year average of the three-year Treasury bill.  The excess earnings are used to compute a retirement benefit that is recorded in a pre-retirement account as a liability on books of the registrant for each plan year.  The change in the pre-retirement benefit is included in the summary compensation table above under the caption Nonqualified Deferred Compensation Earnings.  Upon retirement of an executive, the balance in the pre-retirement account is paid to the executive in 120 monthly installments or until the executive’s death.  In addition to these payments, the retiree also receives the additional excess earnings for each plan year subsequent to his retirement until death.  These excess earnings are calculated using the same formula as described in this paragraph.  The plan defines normal retirement age as 65, but an executive can retire with 100% of his benefits at age 62 if he has 30 years of service with the company. If the executive retires or leaves employment before he is age 65 and does not have 30 years of service, he will receive no benefit from the plan.  Mr. Schoonover receives benefits from this plan, and Mr. Johnson is currently qualified to retire under this plan with full benefits.  The plan also includes a death benefit for each executive.  If an executive dies before retirement, his designee will receive a death benefit of two and one half times the executive’s final pre-tax gross salary.  If the executive dies after retirement, his designee will receive a $100,000 death benefit.  In either case, the executive’s designee also receives any remaining retirement benefit as well.

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

Under the executive supplemental income plan, if a change in control occurs and the executive voluntarily terminates his position, is permanently disabled, or is discharged without just cause he is entitled to receive full benefits under this plan beginning at the early retirement age (62) without satisfying any minimum years of service requirement. The monthly retirement benefit for Mr. Schoonover, Mr. Johnson, and Mr. Derbyshire is $755, $669, and $1,069, respectively.

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

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

Director Compensation:  The following table presents the compensation of the directors of the company for the year ended December 31, 2008:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total
Robert N. Alday	$600	$-	$-	$600
Max L. Armentrout	24,216	-	27,510	51,726
William J. Brown	23,906	1,950	12,792	38,648
Edward L. Campbell	15,646	11,933	556	28,135
Cyrus K. Kump	25,256	1,631	12,792	39,679
L.T. Williams	25,256	3,679	252	29,187
John A. Yeager	23,746	-	594	24,340

(1)	For his service as chairman of the board, Mr. Armentrout received consulting fees of $26,784. The bank paid health insurance premiums for Mr Brown and Mr. Kump in the amount of $12,030 per person.

The table above includes all directors of Citizens Financial Corp, except for Robert J. Schoonover and William T. Johnson, Jr. who also serve as executive officers.  With the exception of Mr. Alday, each director also serves on the board for Citizens National Bank.  The table includes compensation from the company and the subsidiary bank.  There are four additional directors excluded from the table above that only serve on the board for Citizens National Bank.  The bank directors, Dickson W. Kidwell, Franklin M. Santmyer, Jr., Thomas A. Wamsley, and C. Curtis Woodford earned total compensation of $31,283, $16,551, $28,603, and $13,355, respectively.

Directors of the registrant are compensated for meetings attended in the amount of $100 per meeting. Directors of the bank receive $1,063 per meeting.  Under normal circumstances, the Board of Citizens Financial Corp. meets quarterly while the Citizens National Bank Board meets monthly. Directors also receive monthly fees for serving on and attending the meetings of various committees such as the loan committee, audit committee, or compliance committee.  Directors do not participate in the bank’s pension plan.  However, they do participate in the executive and director supplemental retirement plan.  Benefits earned under this plan are included in “Nonqualified Deferred Compensation Earnings” column in the table above.  The benefit calculation of the plan for the directors is substantially the same as the officers, except their vesting period to receive benefits is 15 years, normal retirement age is 70 and their death benefit is $100,000 regardless of retirement status.  The amount of earnings allocated to each director under this plan is included in the above table.

Also included in the Other Compensation column above are insurance premiums paid by the bank for benefit of the directors, as well as a consulting fee paid to the chairman of Citizens Financial Corp., Max L. Armentrout in the amount of $26,784.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The company does not have any plan that provides for the issuance of any securities under equity compensation plans.

The company has one shareholder, Max L. Armentrout, who is the beneficial owner of more than 5% of the company's common stock, the only class of stock outstanding, as of February 28, 2008.  Mr. Armentrout, who is chairman of the board of directors of the company, beneficially owns 94,975 shares or 5.19% of the outstanding stock.  His direct and indirect ownership is disclosed in the table below.

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

The following table sets forth the amount and percentage of stock of  Citizens Financial Corp. beneficially owned by each director and executive officer of the company, and by all directors and executive officers as a group, as of February 28, 2009.

	Shares of Stock Beneficially Owned					Percent of
Name	Direct	Indirect		Total		Ownership

Max L. Armentrout	79,550	15,425	(1)	94,975		5.19%
PO Box 1758
Elkins, WV 26241
Robert N. Alday	1,500	60,600	(2)	62,100		3.39%
William J. Brown	2,250	3,250	(3)	5,500		0.30%
Edward L. Campbell	1,500	450	(4)	1,950		0.11%
William T. Johnson, Jr.	1,500	9,104	(5)	10,604		0.58%
Cyrus K. Kump	1,500	11,550	(6)	13,050		0.71%
Robert J. Schoonover	1,500	300	(7)	1,800		0.10%
L. T. Williams	5,250	0		5,250		0.29%
John A. Yeager	5,025	475	(8)	5,500		0.30%
Thomas K. Derbyshire	210	0		210		0.01%

Directors and executive officers of the Bank	11,420	11,455		22,875	(9)	1.25%
All Directors and executive officers as a group	111,205	112,609		223,814		12.12%

(1)	These 15,425 shares are owned by Mr. Armentrout's wife.

(2)
Mr. Alday's  indirect  ownership  includes 20,400 shares owned by his wife and 40,200 shares which he votes for the Phil Williams Coal Company.  The 40,200 shares he votes for the Phil Williams Coal Company are also pledged as collateral for a loan made in the normal course of business by the subsidiary bank.

(3)	Includes 1,750 shares owned jointly with his wife and 1500 shares held in custody for their children.

(4)	Includes 300 shares owned jointly with his wife and 150 shares owned by his wife.

(5)	Includes 6,284 shares owned jointly with his wife and 2,820 shares owned by his wife.

(6)	Includes 6,050 shares owned by his wife and 5,500 shares owned by their children.

(7)	These 300 shares are owned jointly with his wife.

(8)	These 475 shares are owned jointly with his wife.

(9)	This figure represents the ownership of persons who are directors or executive officers of the subsidiary bank but not of the company. Such persons number five.

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

As of December 31, 2008, outstanding loan balances to related parties totaled $6,394,403 or 30.7% of equity capital with unused lines of credit of $1,305,247 or 6.3% of the equity capital of Citizens Financial Corp. outstanding to these parties.

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

Other than loans originated in the normal course of business by the Bank, none of the directors, executive officers, five percent or more beneficial stockholders or their immediate family members have an interest or are involved in any transactions with Citizens Financial Corp. or Citizens National Bank in which the amount involved exceeds $120,000, or was not subject to the usual terms or conditions, or was not determined by competitive bids.  Information related to loans granted to related parties in excess of $120,000 is contained in Note 4 to the accompanying consolidated financial statements.  Similarly, no director, executive officer or five percent or more beneficial stockholder has an equity interest in excess of 10 percent in a business or professional entity that has made payments to or received payments from Citizens Financial Corp. or Citizens National Bank in 2008 which exceeds five percent of either party's gross revenue.

Item 14.  Principal Accounting Fees and Services

Fees for services provided by our principal accountants are provided below:

	2008	2007

Audit Fees	$63,580	$58,900
Audit-Related Fees	12,723	22,277
Tax Fees	6,200	5,100
All Other Fees	-	-

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

Part IV

Item 15.  Exhibits and Financial Statements Schedules

(a)
(1) and (2) Financial Statements and Financial Statement Schedules.All financial statements and financial statement schedules required to be filed by Item 8 of this Form or by Regulation S-X which are applicable to the registrant have been presented in the financial statements, notes thereto, in management's discussion and analysis of financial condition and results of operations or elsewhere where appropriate.

(3)	The following is a list of all exhibits filed as part of this report:

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

INDEX TO EXHIBITS

3 (i)	The company’s Articles of Incorporation, which were previously filed as amended on pages 23-35 of it’s Form 10-Q dated March 31, 2006, are incorporated herein by reference.

3 (ii)	The company’s Bylaws, which were previously filed as amended on pages 36-41 of it’s Form 10-Q datedMarch 31, 2006, are incorporated herein by reference.

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

4)
The bank’s Purchase and Assumption Agreement with Pendleton Community Bank for the sale of certain assets and transfer certain deposits and other liabilities of its branch offices located in Petersburg and Marlinton, West Virginia dated January 13, 2009

11	The computation of per share earnings may be clearly determined by the material contained in this filing.

12
The computation of minimum standard capital ratios, as contained in this report, was done as specified in applicable regulatory guidelines.  All other ratios presented may be clearly determined from the material contained in this filing.

14
The company’s Code of Ethics, which is applicable to all employees of the company and it’s subsidiary, including the principal executive officer and principal accounting officer, has been made available on the company’s website, www.citizensnationalbank.com, and is, therefore, not filed as part of this Form 10-K.

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

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

Signatures

Pursuant to the requirements of Section 15(d) of the Securities  Exchange Act of 1934, the registrant has duly  caused this  report to be  signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Financial Corp.

By /s/ Robert J. Schoonover
Robert J. Schoonover
President and Chief Executive Officer

Date:	3/11/09

By /s/ Thomas K. Derbyshire
Thomas K. Derbyshire
Treasurer and Principal Financial Officer

Date:	3/11/09

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Max L. Armentrout	Chairman of the Board	3/11/09
Max L. Armentrout	and Director

Director
Robert N. Alday

/s/ William J. Brown	Director	3/11/09
William J. Brown

/s/ Edward L. Campbell	Director	3/11/09
Edward L. Campbell

/s/ William T. Johnson, Jr.	Director	3/11/09
William T. Johnson, Jr.

/s/ Cyrus K. Kump	Director	3/11/09
Cyrus K. Kump

/s/ Robert J. Schoonover	Director	3/11/09
Robert J. Schoonover

/s/ L. T. Williams	Director	3/11/09
L. T. Williams

/s/ John A. Yeager	Director	3/11/09
John A. Yeager

Index

CITIZENS FINANCIAL CORP.
AND SUBSIDIARY

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT

The entire annual report and proxy materials will be mailed to the company's stockholders and will be furnished to the Commission for its information under separate cover, in paper format, concurrent with submission to stockholders on  March 23, 2009.