Form 10-Q
period 2009-03-31
CITIZENS FINANCIAL CORP/DE/
filed 2009-05-12
CIK 764156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2009

Commission file number 2-96144

CITIZENS FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	55-0666598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

213 Third Street, Elkins, West Virginia	26241
(Address of principal executive offices)	(Zip Code)

(304) 636-4095
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2009

Common Stock ($2 par value)	1,829,504

FORM 10-Q
CITIZENS FINANCIAL CORP.
Quarter Ended March 31, 2009

Index

PART I ITEM I - FINANCIAL INFORMATION
CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	March 31, 2009	December 31, 2008
	(Unaudited)	*
ASSETS

Cash and due from banks	$4,623	$3,943
Interest bearing deposits with other banks	361	9,438
Securities available for sale, at fair value	70,342	80,859
Restricted Investments	1,924	1,192
Loans, less allowance for loan losses of $2,225 and $2,232, respectively	173,971	175,721
Premises and equipment, net	4,076	4,106
Accrued interest receivable	1,221	1,410
Other assets	5,295	5,865
Total Assets	$261,813	$282,534

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest bearing	$28,922	$29,553
Interest bearing	174,091	187,876
Total deposits	203,013	217,429
Short-term borrowings	24,452	31,526
Long-term borrowings	7,765	7,865
Other liabilities	5,061	4,873
Total liabilities	240,291	261,693

Commitments and contingencies		-

SHAREHOLDERS' EQUITY

Common stock, $2.00 par value, authorized 4,500,000 issued 2,250,000	4,500	4,500
Retained earnings	21,628	21,110
Accumulated other comprehensive income/(loss)	(774)	(937)
Treasury stock at cost, 420,496 shares	(3,832)	(3,832)
Total shareholders' equity	21,522	20,841
Total Liabilities and Shareholders' Equity	$261,813	$282,534

*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
INTEREST INCOME

Interest and fees on loans	$2,656	$3,123
Interest and dividends on securities:
Taxable	602	393
Tax-exempt	208	211
Interest on interest bearing deposits with other banks	39	24
Interest on federal funds sold	-	2
Total interest income	3,505	3,753

INTEREST EXPENSE

Interest on deposits	1,040	1,514
Interest on short-term borrowings	117	126
Interest on long-term borrowings	74	31
Total interest expense	1,231	1,671
Net interest income	2,274	2,082
Provision for loan losses	109	126
Net interest income after provision for loan losses	2,165	1,956

NONINTEREST INCOME

Trust department income	66	84
Brokerage fees	20	48
Service fees	264	241
Insurance commissions	11	2
Secondary market loan fees	39	13
Other	58	66
Total noninterest income	458	454

NONINTEREST EXPENSE

Salaries and employee benefits	968	902
Net occupancy expense	116	116
Equipment expense	91	99
Data processing	160	147
Director fees	70	60
Postage	37	53
Professional service fees	63	76
Stationery	37	29
Software expense	69	65
Other	359	253
Total noninterest expenses	1,970	1,800

Income before income taxes	653	610
Income tax expense	135	148
Net income	$518	$462
Basic and fully diluted earnings per common share	$0.28	$0.25
Weighted average shares outstanding	1,829,504	1,829,504

Dividends per common share	$-	$0.12

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS
(In thousands of dollars)

	Three Months Ended March 31
	2009	2008
	(Unaudited)

Net income	$518	$462

Other comprehensive income:
Gross unrealized gains arising during the period	262	653
Adjustment for income tax expense	(99)	(248)
	163	405

Other comprehensive income, net of tax	163	405

Comprehensive income	$681	$867

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands of dollars)

		Three Months Ended March 31, 2009 and 2008
		(unaudited)

	Common Stock		Retained	Accumulated Other Comprehensive	Treasury	Total Share- holders'
	Shares	Amount	Earnings	Income/(Loss)	Stock	Equity

Balance, January 1, 2009	2,250,000	$4,500	$21,110	$(937)	$(3,832)	$20,841
Net income	-	-	518	-	-	518
Net change in unrealized gain/loss on securities	-	-	-	163	-	163

Balance March 31, 2009	2,250,000	$4,500	$21,628	$(774)	$(3,832)	$21,522

Balance, January 1, 2008	2,250,000	$4,500	$20,999	$(586)	$(3,832)	$21,081
Net income	-	-	462	-	-	462
Net change in unrealized gain/loss on securities	-	-	-	405	-	405
Cash dividends declared ($0.12 per share)	-	-	(219)	-	-	(219)
Adjustment to initially apply emerging issues task force issue No. 06-4, net of tax	-	-	(86)	-	-	(86)

Balance March 31, 2008	2,250,000	$4,500	$21,156	$(181)	$(3,832)	$21,643

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net Income	$518	$462
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	109	126
Depreciation and amortization	77	80
Amortization/(accretion) on securities	(2)	(1)
Loss on disposal of equipment	-	1
Loss on sale of other real estate	4	-
Decrease in accrued interest receivable	189	802
(Increase)/decrease in other assets	351	(1,030)
Increase in other liabilities	188	827
Cash provided by operating activities	1,434	1,267

Cash flows from investing activities:
Principal payments on available for sale securities	1,572	584
Proceeds from sales of available for sale securities	-	326
Proceeds from maturities and calls, available for sale securities	9,210	5,740
Purchases of available for sale securities	(733)	(12,079)
Proceeds from sale of other real estate	125	-
Purchases of premises and equipment	(43)	(51)
(Increase)/decrease in loans	1,628	(1,577)
Cash provided/(used) by investing activities	11,759	(7,057)

Cash flows from financing activities:
Cash dividends paid	-	(219)
Decrease in short-term borrowing	(7,074)	(1,412)
Repayment of long-term borrowing	(100)	(93)
Increase/(decrease) in time deposits	(13,624)	3,250
Increase/(decrease) in other deposits	(792)	3,126
Cash provided/(used) by financing activities	(21,590)	4,651

Net decrease in cash and cash equivalents	(8,397)	(1,139)
Cash and cash equivalents at beginning of period	13,381	7,062

Cash and cash equivalents at end of period	$4,984	$5,923

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,178	$1,643
Income taxes	$26	$-

Supplemental disclosure of noncash investing and Financing activities:
Other real estate and other assets acquired in settlement of loans	$13	$44
Unrealized gain on securities available for sale	$262	$653

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

The condensed consolidated financial statements contained herein include the accounts of Citizens Financial Corp. and its wholly-owned subsidiary Citizens National Bank ("the bank").  All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated.  In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made.  All such adjustments were of a normal, recurring nature.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.  The financial statements and notes included herein should be read in conjunction with those included in Citizens' 2008 Annual Report to Shareholders and Form 10-K.

NOTE 2 – RECLASSIFICATIONS

Certain accounts in the condensed consolidated financial statements for 2008, as previously presented, have been reclassified to conform with current year classifications.

NOTE 3 - SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2009 and December 31, 2008 are summarized as follows (in thousands):

	March 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
	(Unaudited)
Available for sale:
U.S. Government agencies and corporations	$23,452	$681	$-	$24,133
Mortgage backed securities- U.S. Government agencies and corporations	19,707	632	7	20,332
Corporate debt securities	2,996	9	143	2,862

Tax exempt state and political subdivisions	22,371	646	2	23,015

Total securities available for sale	$68,526	$1,968	$152	$70,342

Index

	December, 31, 2008*
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
	(Unaudited)

Available for sale:
U.S. Government agencies and corporations	$30,192	$726	$-	$30,918
Mortgage backed securities- U.S. Government agencies and corporations	21,032	554	11	21,575
Corporate debt securities	5,133	1	59	5,075
Tax exempt state and political subdivisions	22,948	391	49	23,291
Total securities available for sale	$79,305	$1,672	$119	$80,859

* From audited financial statements

The tables below provide summaries of securities available for sale which were in an unrealized loss position at March 31, 2009 and December 31, 2008.  As of March 31, 2009, these securities had a total fair value of $4,172,000 and carried unrealized losses of $152,000, or 3.6%.  Securities which have been in a continuous loss position for the past twelve months total $1,557,000.  The unrealized loss pertaining to these securities is $8,000 or 0.5%.  Securities issued by U.S. government agencies and corporations carry the implied faith and credit of the U.S. Government.  All of the corporate and municipal instruments carry investment grade ratings from the major credit rating agencies.  The quality of the issuer, as well as our intent and ability to hold these investments to maturity, provide strong evidence that we will fully recover our investment.  In addition, no losses have been recognized on the $6,184,000 of securities that carried unrealized losses at December 31, 2008.

	March 31, 2009
	Securities Available for Sale
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$-	$-	$-	$-	$-	$-
Mortgage backed securities-
U.S. Government agencies and corporations	263	1	388	6	651	7
Corporate debt securities	2,352	143	-	-	2,352	143
Tax exempt state and political subdivisions	-	-	1,169	2	1,169	2
Total securities available for sale	$2,615	$144	$1,557	$8	$4,172	$152

Index

	December 31, 2008*
	Securities Available for Sale
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$-	$-	$-	$-	$-	$-
Mortgage backed securities- U.S. Government agencies and corporations	-	-	660	11	660	11
Corporate debt securities	3,436	59	-	-	3,436	59
Tax exempt state and political subdivisions	639	9	1,449	41	2,088	49
Total securities available for sale	$4,075	$68	$2,109	$52	$6,184	$119

*From audited financial statements.

The maturities, amortized cost and estimated fair values of the bank's securities at March 31, 2009 are summarized as follows (in thousands):

	Available for sale
	Amortized Cost	Estimated Fair Value

Due within 1 year	$13,038	$13,191
Due after 1 but within 5 years	35,858	36,787
Due after 5 but within 10 years	19,630	20,364
	$68,526	$70,342

Mortgage backed securities have remaining contractual maturities ranging from 4 months to 19 years and are reflected in the maturity distribution schedule shown above based on their anticipated average life to maturity, which ranges from 0.19 to 4.84 years.

The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the three month periods ended March 31, 2009 and 2008 are as follows (in thousands):

	Proceeds From			Gross Realized
		Calls and	Principal
	Sales	Maturities	Payments	Gains	Losses

March 31, 2009:
Securities available for sale	$-	$9,210	$1,572	$-	$-

March 31, 2008:
Securities available for sale	$326	$5,740	$584	$-	$-

At March 31, 2009 and December 31, 2008 securities with an amortized cost of $46,145,000 and $44,446,000, respectively, with estimated fair values of $47,475,000 and $45,375,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

At March 31, 2009 and December 31, 2008 our securities portfolio contained no concentrations within any specific industry or issuer.

The company’s restricted investments totaled $1,924,000 and $1,192,000 at March 31, 2009 and December 31, 2008, respectively.  These include equity investments in Federal Reserve Bank stock, Federal Home Loan Bank stock, and Silverton Financial Services Inc. stock.  Such securities are carried at cost, since they may only be sold back to the respective issuer or another member.

Silverton Financial Services Inc. is the holding company of Silverton Bank, NA.  Silverton Bank was taken into receivership by the FDIC on May 1, 2009.  It is probable that this investment will be impaired.  However, we are currently uncertain of the extent of the impairment as Silverton Financial Services Inc. has several business units that performed various services such as capital markets, bond accounting, insurance services, advisory, and consulting services.  Over the next several weeks we will learn more about our equity position in the company. Once this information becomes available we will record the proper adjustment to our investment which currently totals $163,000.

Index

NOTE 4 - LOANS

Total loans are summarized as follows (in thousands):

	March 31, 2009	December 31, 2008
	(Unaudited)	*

Commercial, financial and agricultural	$21,408	$20,262
Real estate - construction	13,129	13,832
Real estate – home equity	6,225	6,411
Real estate – residential mortgage	62,643	62,695
Real estate – commercial mortgage	58,236	59,806
Installment loans	10,909	11,424
Other	3,736	3,624
Total loans	176,286	178,054

Less:
Allowance for loan losses	2,225	2,232
Net deferred loan origination fees and costs	90	101

Loans, net	$173,971	$175,721

* From audited financial statements

Loans in a nonaccrual status were $5,629,000 and $5,472,000 at March 31, 2009 and December 31, 2008, respectively.

Many of our loans in a nonaccrual status are also considered impaired.  At March 31, 2009, our recorded investment in impaired loans was $5,299,000.  The valuation allowance assigned to these loans totaled $489,000. Our average investment in the impaired loans was $5,303,000 during the quarter.  The amount of interest income recorded on them in the first quarter was $5,000 while the amount of interest collected was $22,000.  Impaired loans at December 31, 2008 were $4,997,000.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Analyses of the allowance for loan losses are presented below (in thousands):

	Three Months Ended March 31,
	2009	2008

Balance at beginning of period	$2,232	$1,763

Loans charged off:
Commercial and industrial	3	-
Real estate – residential mortgage	-	11
Real estate – commercial mortgage	115	-
Consumer and other	7	-
Total	125	11

Recoveries:
Commercial and industrial	-	42
Real estate – residential mortgage	-	1
Real estate – commercial mortgage	2	-
Consumer and other	7	-
Total recoveries	9	43

Net losses/(recoveries)	116	(32)

Provision for loan losses	109	126
Balance at end of period	$2,225	$1,921

Index

NOTE 6 - DEPOSITS

The following is a summary of interest bearing deposits by type (in thousands):

	March 31, 2009	December 31, 2008
	(Unaudited)	*

Interest bearing checking	$34,856	$35,106
Money market accounts	5,684	5,719
Savings accounts	22,221	22,097
Certificates of deposit under $100,000	68,874	73,692
Certificates of deposit of $100,000 or more	42,456	51,262
Total	$174,091	$187,876

* From audited financial statements

NOTE 7 - BORROWINGS

The following table summarizes our borrowings by type (in thousands):

	March 31, 2009	December 31, 2008
	(Unaudited)	*

Short-term borrowings:
Securities sold under agreements to repurchase	$22,552	$28,786
Federal funds purchased	-	1,500
Overnight advances from Federal Home Loan Bank of Pittsburgh (FHLB) line of credit	1,900	1,240
Total	$24,452	$31,526

Long-term borrowings:
Advances from FHLB	$7,765	$7,865

* From audited financial statements

NOTE 8 - EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost of our pension and other benefit plans are presented below (in thousands):

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Service cost	$34	$29	$4	$4
Interest cost	85	74	8	8
Expected return on plan assets	(89)	(88)	-	-
Net amortization and deferral	28	14	3	3
Net periodic cost	$58	$29	$15	$15

Index

In the first quarter of 2009 we contributed $29,000 to our pension plan. Payments totaling $209,000 were contributed to the plan during 2008.  During 2009 we expect to make additional contributions totaling $701,000.

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

Financial instruments whose contract	March 31, 2009	December 31, 2008
amounts represent credit risk	(unaudited)	*
(in thousands)
Commitments to extend credit	$23,086	$25,319
Standby letters of credit	802	751
Total	$23,888	$26,070

The bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

* From audited financial statements.

NOTE 11 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period.  For the three months ended March 31, 2009 and 2008 the weighted average number of shares outstanding were 1,829,504.  During the periods ended March 31, 2009 and 2008 the company did not have any dilutive securities.

NOTE 12 – FAIR VALUE MEASUREMENTS

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

Index

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

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. At March 31, 2009, impaired loans totaled $5,299,000.  Additional information related to impaired loans can be found in Note 4.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.  At March 31, 2009 OREO totaled $78,000.

NOTE 13 – SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard significantly changed the financial accounting and reporting of business combination transactions.  SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008.  The company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

Index

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively.  Earlier adoption is permitted for periods ending after March 15, 2009.  The company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009.  The company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009.  The company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111).  SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.”  SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope.  The company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

NOTE 14 – SALE OF TWO BRANCHES

On January 13, 2009, Citizens entered into an agreement to sell two of its branches to Pendleton Community Bank.  The agreement was filed on Form 8-K dated January 15, 2009.  This transaction closed on April 17, 2009, and the results of this transaction will be included in our Form 10-Q for June 30, 2009.

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

Description of Business

Citizens Financial Corp. is a $262 million Delaware corporation headquartered in Elkins, WV.  From there our wholly-owned subsidiary, Citizens National Bank of Elkins, provides loan, deposit, trust, brokerage and other banking and banking related services to customers in northcentral and eastern West Virginia and nearby areas through six branch offices.  We conduct no business other than the ownership of our bank subsidiary.

FORWARD LOOKING STATEMENTS

This report contains forward looking statements which reflect our current expectations based on information available to us.  These forward looking statements involve uncertainties related to the general economic conditions in our nation and other broad based issues such as interest rates and regulations as well as to other factors which may be more specific to our own operations. Examples of such factors may include our ability to attract and retain key personnel, implementing new technological systems, providing new products to meet changing customer and competitive demands, our ability to successfully manage growth strategies, controlling costs, maintaining our net interest margin, maintaining good credit quality, changing regulation and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies negatively impacting our operating results, dealing with the current economic environment which poses significant challenges, our ability to absorb events arising out of a continued deterioration in the financial condition of the U.S. banking system resulting in actual losses or other than temporary impairment on the valuations of investments we have made  in the securities of other financial institutions, and others.  Forward looking statements can be identified by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plans”, “intends”, or similar words.  We do not attempt to update any forward looking statements.  When provided, we intend forward looking information to assist readers in understanding anticipated future operations and we include them pursuant to applicable safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe the expectations reflected in our forward looking statements are reasonable, actual results could differ materially.

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

OVERVIEW

The current recession continues to have a significant impact on the banking industry and our national economy.  The recession has driven consumers to reduce spending and in-turn prompted companies to respond by cutting expenses through significant reductions in labor force.  While our local economy does not usually experience the same level of contraction as the national economy, local industries such as lumber, trucking, and tourism are seeing reduced demand.  This has prompted local layoffs and reductions in consumer spending.  With all of the uncertainty in the economy, local loan demand continues to be depressed.

In the first quarter, we transferred $14.6 million in deposits of one customer out of the bank and into the CDARS network.  In addition, there was a $7.1 million decrease in our borrowings as our repurchase agreements experienced a seasonal decline.  In order to fund these liability reductions, we reduced our short-term CD investments and securities portfolio.  Therefore, at March 31, 2009, Citizens had $261.8 million in total assets, which is down $20.7 million from year-end.

During the first three months of 2009, Citizens earned $518,000, which is $56,000 or 12% more than the first quarter of 2008.  The increase in earnings is primarily driven by an increase in net interest income.

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

With the Federal funds rate effectively reduced to zero in 2008, maintaining a solid net interest margin has become increasingly important as downward pressure continues on our earning asset bases.  Citizens continues to take steps to maintain our net interest margin.  The margin for the first quarter of 2009 was 3.77%, which is similar to the first quarter of 2008 at 3.76%.  Net interest income has increased by $192,000 to $2,274,000 for the first quarter of 2009 compared to first quarter of 2008.  These positive results are a reflection of our ability to reduce the cost of interest bearing liabilities by 110 basis points, while the yield on earning assets declined by the lesser amount of 93 basis points when comparing the first quarter of 2009 to 2008.  Our reduction in the cost of interest bearing liabilities was accomplished by lowering certificate of deposit offering rates and transferring the large deposit, mentioned in the Overview, out of the bank.

Index

As the economic recession continues with rates at historically low levels, Citizens will continue to seek ways to lower our cost of interest bearing liabilities in order to maintain a strong net interest margin.

PROVISION FOR LOAN LOSSES

The provision for loan losses is management’s estimate of the amount which must be charged against current earnings in order to maintain the allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated based on quarterly evaluations of the loan portfolio.  Our provision for loan losses was $109,000 and $126,000 in the first quarter of 2009 and 2008, respectively.

The amount of the provision for loan losses is a function of our overall assessment of loan quality and the adequacy of the allowance for loan losses, which itself relies on significant use of judgment and estimates.  The provision for loan losses expense may increase or decrease in the future.  Please refer to the Credit Quality and Allowance for Loan Losses section of this report where we further discuss the estimation methods and assumptions we use in analyzing the allowance and the quality of our loan portfolio.

NONINTEREST INCOME

Noninterest income for the first quarter of 2009 of $458,000 is similar to the $454,000 we earned in the first quarter of 2008.  The largest component of noninterest income is service fees which totaled $264,000 for the first quarter of 2009.  Service fees increased by $23,000 due to additional overdraft fee income.  Fees from our secondary market loan program have increased by $26,000 to $39,000 as customers have chosen to take advantage of refinancing mortgages at historically low rates.  In addition, insurance commissions increased $9,000 to $11,000 as we began processing through a new title insurance company and improved the profitability of this service in the latter part of 2008.

Our trust services income decreased $18,000 to $66,000 for the quarter compared to the same quarter last year.  Similarly, brokerage income decreased $28,000 to $20,000 over the same periods.  We believe these declines are market related and expect income from these services to improve as the economy recovers.  Both of these services continue to make important contributions to noninterest income and strengthening customer relationships.

NONINTEREST EXPENSE

Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes.  Historically our level of noninterest expense has been higher than average, partly due to the relatively smaller branch facilities we operate.  As previously reported on Form 8-K filed on January 15, 2009, Citizens entered into an agreement to sell two of its branches to Pendleton Community Bank.  This transaction closed on April 17, 2009, and we expect this sale to improve our noninterest expenses.  Nonetheless, controlling noninterest expense is a key factor to achieving higher earnings.

Noninterest expense increased 9% or $170,000 to $1,970,000 for the first quarter of 2009.  The largest component of noninterest expense is salaries and employee benefits.  These personnel costs increased $66,000 to $968,000 as we experienced higher medical insurance and pension costs.  In addition, other noninterest expense increased by $106,000 to $359,000.  The primary reasons for this increase was an increase in FDIC insurance costs of $30,000 and $33,000 of costs associated with improper debit card transactions resulting from the Heartland Payment Systems security breach.  Heartland Payment Systems has no affiliation with Citizens; however, they are a card processor for thousands of merchants across the country and their breach impacted a number of our cardholders.

Index

There are a number of factors which could negatively impact noninterest expense in the future.  For example, costs associated with foreclosed properties could increase if foreclosure activity increases.  Medical claims under our partially self-insured group medical plan may increase.  Also, we may incur additional costs related to compliance with the Sarbanes-Oxley Act.  Currently we are required to comply with Section 404(a) of the Act and issue a conclusion about management’s assessment of internal control over financial reporting.  We expect that we will become subject to Section 404(b) in 2009, and will be required to have our independent auditors attest to our conclusions.  This will likely increase our legal and professional expenses. In addition, the cost of FDIC insurance may increase as the FDIC continues to assist failing banks in the current economic environment.

INCOME TAXES

Our provision for income taxes for the first quarter of 2009 of $135,000 includes both federal and state income taxes.  At this level taxes were 20.7% of pretax income.  The effective tax rate for the first quarter of 2008 was 24.3% at $148,000.  Except for income earned on loans to and bonds issued by municipalities and earnings on certain life insurance policies, all of our income is taxable.

FINANCIAL CONDITION

LOAN PORTFOLIO

Our lending activity continues to be effected by the economic recession that our nation is currently facing.  The housing crisis has affected the local lumber and trucking industries, while general economic uncertainty has reduced tourism activity.  Consumers continue to limit spending due to economic uncertainty, increased price levels on fuel and food, and some local job losses.  All of these factors have contributed to reduced lending activity for Citizens.  In the first quarter of 2009, loans declined by $1.8 million or 1.0% to $176.3 million.

Commercial loans declined slightly by $424,000 to $79.6 million at quarter-end.  Of this amount, commercial loans secured by real estate declined by $1.6 million to $58.2 million, while other commercial loans increased by $1.2 million to $21.4 million.  Most of our commercial loan portfolio is secured by real estate, whether or not repayment is linked to cash generated by the use or sale of the real property.  In cases where repayment is linked to such use, the timing and stability of cash flow, secondary sources of repayment, loan guarantees, and collateral valuations are all important considerations in granting the loan.

Retail lending, or lending to consumers for autos, homes, or for other purposes, continues to result in reduced activity as well.  Residential real estate loans, including mortgage, construction, and home equity loans, declined by $941,000 to $82.0 million in the first quarter.  In addition, installment loans decreased by $515,000 to $10.9 million.  As mentioned previously, we believe much of these reductions in consumer loans are related to the consumers limiting spending in the current economic environment.  We have seen a reduction in the number of loan requests on a daily basis, and look forward to the economic recovery to help stimulate additional loan demand.  Citizens recognizes the importance of retail lending as the cornerstone of who we are as a community bank.  We will continue to actively seek new strategies to increase this segment of our business in order to enhance portfolio diversification and reduce the inherent risk in our portfolio.

CREDIT QUALITY AND ALLOWANCE FOR LOAN LOSSES

As the economic recession continues to dominate on the national stage, financial institutions across the country are facing major losses from the housing crisis and the problems caused by sub-prime lending.  Reduced consumer spending and economic uncertainty have resulted in significantly higher levels of unemployment than seen in recent years and higher levels of business failures.  On the national level, credit has tightened and markets have experienced liquidity issues amid fears of “toxic” housing assets and business failures. The credit needs of large corporations, such as the Detroit automobile manufacturers, have gone unmet by the private sector, and the Federal government has had to step in to prevent these giants from collapsing.

Index

Although our local economy does not usually see the same level of contraction or growth as the national economy, we have certainly seen a significant impact from recent economic events.  In recent months local businesses have announced job cuts or ceased operations, while consumers have significantly reduced spending.

Net charge-offs for the first quarter totaled $116,000.  Of this amount, $115,000 was an additional charge off on a loan to a local auto dealership which closed its doors at the end of 2008.  This dealership accounted for the majority of our 2008 loan charge-offs.  In April 2009, the property was sold to another local dealer prior to planned foreclosure proceedings.  The remaining loan balance was satisfied and the new owner, who is also our customer, is expected to move his current enterprise to this facility.

The economic uncertainty continues to affect our loan portfolio as we have experienced higher levels of past dues.  At March 31, 2009 loans past due totaled $6.9 million compared to $7.6 million at year-end.  In addition, impaired loans at March 31 were $5.3 million compared to $5.0 million at year-end.  We continue to monitor two particular land development loans that have become delinquent.  Management is working to develop detailed action plans to manage the credits that present the greatest risk within our portfolio.  We monitor the situation with these credits continuously and keep in close contact with borrowers in order to assess our position and respond appropriately.

Our inherent risk of loss in our portfolio is addressed through our allowance for loan losses.  We determine the amount of our allowance quarterly by evaluating specific larger loans as well as pools of similar homogeneous loans.  Adjustments to pooled factors for various trends, economic conditions, changes in our credit management practices and abilities, and other factors may also be made.  By employing a disciplined methodology we arrive at an allowance for loan losses that we believe is adequate to provide for losses that are inherent in the loan portfolio. As of March 31, 2009, our allowance was $2,225,000, or 1.26% of gross loans, which is similar to year-end when the allowance was $2,232,000, or 1.25% of gross loans.

In many cases our security position helps limit our risk of loss and we believe we are equipped to manage and resolve the risks contained in our portfolio.  Based on information available to us, we believe our analyses are comprehensive and our allowance is adequate as of the report date. However, there can be no assurance that additional provisions for loan losses will not be required in the future as a result of changes in the assumptions which underlie our estimations or changes in economic conditions or the conditions of individual borrowers.

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

Index

During the first quarter of 2009, our securities portfolio has been reduced by $10.5 million to $70.3 million.  Proceeds from matured and called securities were used to fund a deposit transfer out of the bank through a one-way sell transaction with the CDARS network.  As explained in our most recent Form 10-K, the bank had been holding a large deposit that we believed to be temporary.  Additional information regarding this transaction can be found below in the Deposit and Other Funding Sources of this report.

Overall our portfolio is made up of $24.1 million in agency securities, $20.3 million in mortgage-backed securities, $23.0 million in municipals, and $2.9 million in corporate debt securities.  We monitor credit ratings on our investments on a monthly basis.  We continue to maintain what we believe is a conservative investment portfolio strategy.  We typically invest in securities with relatively short durations, fixed rates, and good credit ratings.  We do not invest in any mortgage backed securities or collateralized mortgage obligations, other than those that carry the implied faith and credit of the U.S. government.  All of our securities are performing adequately, and all of them carry at least investment grade credit ratings from the major credit rating agencies, with the exception of one local municipal which is not rated.

In addition, to the securities mentioned above, Citizens also maintains restricted investments in correspondent banks.  Such investments are carried at cost and totaled $1,924,000 and $1,192,000 at March 31, 2009 and December 31, 2008, respectively.  These include equity investments in Federal Reserve Bank stock, Federal Home Loan Bank stock, and Silverton Financial Services Inc. stock.  Silverton Financial Services Inc. is the holding company of Silverton Bank, NA that was taken into receivership by the FDIC on May 1, 2009.  It is probable that this investment will be impaired.  However, we are currently uncertain of the extent of the impairment as Silverton had several business units that performed capital market, bond accounting, insurance, advisory, and consulting services.  Over the next several weeks we will learn more about our equity position in the company.  Our investment in Silverton totals $163,000.

Our short-term investments including Federal funds sold and interest bearing deposits with other banks totaled $361,000 at March 31, 2009 compared to $9.4 million at year end.  The reduction in our short-term investments has been used to help fund the transfer of one customer’s temporary deposit into the CDARS network.

DEPOSITS AND OTHER FUNDING SOURCES

Deposits decreased by $14.4 million to $ 203 million during the first quarter.  This decrease is primarily related to one customer who transferred $14.6 million into the CDARS network through a one-way sell transaction.  This deposit was originally placed in Citizens in 2008 with the intention of being temporary in nature.  Once the customer informed us that it may not be temporary, we decided to sell the excess funds through the CDARS network.  This transaction allows the depositor to maintain a relationship with Citizens, while having FDIC insurance on the entire balance of the account.  In the current environment in which loan demand remains soft, moving this higher-priced deposit off of our balance sheet has helped maintain our net interest margin.

During the quarter, noninterest bearing deposits decreased by $631,000 to $28.9 million and interest bearing deposits decreased by $13.8 million to $174.1 million.  Absent the $14.6 million transaction mentioned above, interest bearing deposits increased by $815,000 primarily in certificates of deposit.

Historically our borrowings have consisted of repurchase agreements, Federal Home Loan Bank borrowings, and, when necessary, overnight borrowings such as Federal funds purchased.  Total borrowings of $32.2 million at March 31, 2009 were $7.2 million less than at year-end primarily due to a seasonal decrease in our repurchase agreements.

Index

CAPITAL RESOURCES

Our total capital of $21.5 million is 8.2% of assets and similar to our position at year-end when capital was $20.8 million or 7.4% of assets.  The increase in our capital-to-assets ratio is primarily related to the overall decrease in assets as we reduced our investment portfolio to transfer the temporary deposit out of the bank as mentioned previously.  Our risk based capital measures, which are established for all banks through the regulatory process, continue to easily exceed required levels.  We have no knowledge of any items or trends which are likely to materially impair our capital position.

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

We monitor liquidity on a regular basis by preparing projected balance sheets and analyzing our sources and uses of funds.  Historically, we have satisfied our liquidity needs through internal sources of funds with the exception of certain loans which have been funded by borrowing funds from the Federal Home Loan Bank of Pittsburgh.  Currently, we have access to approximately $91 million through various FHLB programs.  Borrowings through the programs at FHLB are secured by a blanket security interest in all unencumbered assets of the bank.

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

However, inflation does affect noninterest expenses such as personnel costs and the cost of services and supplies we use.  We attempt to offset increasing costs by controlling the level of noninterest expenditures and increasing levels of noninterest income.  Because inflation rates have generally been low during the time covered by the accompanying consolidated financial statements, the impact of inflation on our earnings has not been significant.  Although inflation could become a significant factor, current Federal Reserve policy does not appear to indicate that it will be in the foreseeable future.

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

PART II -  OTHER INFORMATION

Item 1.
Legal Proceedings:  As of March 31, 2009 Citizens Financial Corp. is involved in various legal proceedings which occur in the normal course of business.  We believe all such litigation will be resolved without materially affecting our financial position or results of operations.  There are no other material proceedings known to be threatened or contemplated against either Citizens Financial Corp. or Citizens National Bank.

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

CITIZENS FINANCIAL CORP.

Date: 5/12/09	/s/Robert J. Schoonover
Robert J. Schoonover
President and
Chief Executive Officer

Date: 5/12/09	/s/Thomas K. Derbyshire
Thomas K. Derbyshire
Vice President, Treasurer and
Principal Financial Officer