Form 10-Q
period 2009-06-30
CITIZENS FINANCIAL CORP/DE/
filed 2009-08-13
CIK 764156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2009

Commission file number 2-96144

CITIZENS FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

213 Third Street, Elkins, West Virginia	26241
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	August 12, 2009

Common Stock ($2 par value)	1,829,504

FORM 10-Q
CITIZENS FINANCIAL CORP.
Quarter Ended June 30, 2009

INDEX

		Page No.

Part I.	Financial Information

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets June 30, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Income Three Months Ended June 30, 2009 and June 30, 2008 and Six Months Ended June 30, 2009 and June 30, 2008	4

	Consolidated Statements of Comprehensive Income/Loss Three Months Ended June 30, 2009 and June 30, 2008 and Six Months Ended June 30, 2009 and June 30, 2008	5

	Condensed Consolidated Statements of Changes in Shareholders' Equity Six Months Ended June 30, 2009 and June 30, 2008	6

	Condensed Consolidated Statements of Cash Flows Six Months Ended June 30, 2009 and June 30, 2008	7

	Notes to Condensed Consolidated Financial Statements	8-18

	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18-25

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	Not Applicable

	Item 4. Controls and Procedures	26

Part II.	Other Information and Index to Exhibits

	Items 1 through 6	27

	Signatures	28

	Certification by Executive Officers Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002	29-32

Index

PART I ITEM I - FINANCIAL INFORMATION
CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	June 30,	December 31,
	2009	2008
	(Unaudited)	*
ASSETS

Cash and due from banks	$3,103	$3,943
Interest bearing deposits with other banks	141	9,438
Securities available for sale, at fair value	63,523	80,859
Restricted Investments	1,653	1,192
Loans, less allowance for loan losses of $2,324 and $2,232, respectively	158,913	175,721
Premises and equipment, net	2,651	4,106
Accrued interest receivable	1,049	1,410
Other assets	5,350	5,865
Total Assets	$236,383	$282,534

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest bearing	$25,619	$29,553
Interest bearing	150,718	187,876
Total deposits	176,337	217,429
Short-term borrowings	25,936	31,526
Long-term borrowings	7,663	7,865
Other liabilities	4,904	4,873
Total liabilities	214,840	261,693

Commitments and contingencies	-	-

SHAREHOLDERS' EQUITY

Common stock, $2.00 par value, authorized 4,500,000 issued 2,250,000	4,500	4,500
Retained earnings	21,945	21,110
Accumulated other comprehensive loss	(1,070)	(937)
Treasury stock at cost, 420,496 shares	(3,832)	(3,832)
Total shareholders' equity	21,543	20,841
Total Liabilities and Shareholders' Equity	$236,383	$282,534

*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
INTEREST INCOME	(Unaudited)		(Unaudited)

Interest and fees on loans	$2,465	$3,001	$5,121	$6,124
Interest and dividends on securities:
Taxable	508	509	1,110	902
Tax-exempt	200	202	408	413
Interest on interest bearing deposits with other banks	1	7	40	31
Interest on federal funds sold	-	9	-	11
Total interest income	3,174	3,728	6,679	7,481

INTEREST EXPENSE
Interest on deposits	903	1,489	1,943	3,003
Interest on short-term borrowings	118	93	235	219
Interest on long-term borrowings	72	63	146	94
Total interest expense	1,093	1,645	2,324	3,316
Net interest income	2,081	2,083	4,355	4,165
Provision for loan losses	185	222	294	348
Net interest income after provision for loan losses	1,896	1,861	4,061	3,817

NONINTEREST INCOME

Trust department income	60	53	126	137
Brokerage fees	23	41	43	89
Service fees	234	272	498	513
Insurance commissions	12	11	23	13
Security gains	86	4	86	4
Impairment of securities	(163)	-	(163)	-
Secondary market loan fees	51	16	90	29
Gain on sale of branches	465	-	465	-
Gain on postretirement plan curtailment	108	-	108	-
Other	47	53	105	119
Total noninterest income	923	450	1,381	904

NONINTEREST EXPENSE

Salaries and employee benefits	994	994	1,962	1,896
Net occupancy expense	92	106	208	222
Equipment expense	82	92	173	191
Data processing	176	141	336	288
Director fees	67	69	137	129
Postage	33	42	70	95
Professional service fees	81	68	144	144
Stationery	33	31	70	60
Software expense	57	60	126	125
FDIC insurance assessment	185	28	243	56
Other	247	246	548	471
Total noninterest expense	2,047	1,877	4,017	3,677

Income before income taxes	772	434	1,425	1,044
Income tax expense	236	81	371	229
Net income	$536	$353	$1,054	$815
Basic and fully diluted earnings per common share	$0.29	$0.19	$0.58	$0.45

Weighted average shares outstanding	1,829,504	1,829,504	1,829,504	1,829,504

Dividends per common share	$0.12	$0.12	$0.12	$0.24

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
STATEMENTS OF COMPREHENSIVE INCOME/LOSS
(In thousands of dollars)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Net income	$536	$353	$1,054	$815

Other comprehensive income:
Gross unrealized gain arising during the period	(646)	(1,368)	(384)	(715)
Adjustment for income tax benefit	245	520	146	272
	(401)	(848)	(238)	(443)

Add: Reclassification adjustment for losses on impairment of securities	163	-	163	-
Adjustment for income tax benefit	(63)	-	(63)	-
	100	-	100	-

Less: Reclassification adjustment for gains/(losses) included in net income	86	(4)	86	(4)
Adjustment for income tax benefit/(expense)	(33)	1	(33)	1
	53	(3)	53	(3)

Change in other post-retirement plan benefit obligations	21	-	21	-
Adjustment for income tax expense	(8)	-	(8)	-
	13	-	13	-

Other post-retirement plan curtailment	72	-	72	-
Adjustment for income tax expense	(27)	-	(27)	-
	45	-	45	-

Other comprehensive loss, net of tax	(296)	(851)	(133)	(446)

Comprehensive income/(loss)	$240	$(498)	$921	$369

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands of dollars)

	Six Months Ended June 30, 2009 and 2008
	(unaudited)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Earnings	Income/(Loss)	Stock	Equity

Balance, January 1, 2009	2,250,000	$4,500	$21,110	$(937)	$(3,832)	$20,841
Net income	-	-	1,054	-	-	1,054
Other comprehensive income, net of tax	-	-	-	(133)	-	(133)
Cash dividends declared ($0.12 per share)	-	-	(219)	-	-	(219)

Balance June 30, 2009	2,250,000	$4,500	$21,945	$(1,070)	$(3,832)	$21,543

Balance, January 1, 2008	2,250,000	$4,500	$20,999	(586)	$(3,832)	$21,081
Net income	-	-	815	-	-	815
Other comprehensive income, net of tax	-	-	-	(446)	-	(446)
Cash dividends declared ($0.24 per share)	-	-	(439)	-	-	(439)
Effect of initial application of emerging issues task force issue No. 06-4, net of tax	-	-	(53)	-	-	(53)
Effect of changing pension plan measurement date pursuant to SFAS No. 158, net of tax	-	-	(20)	-	-	(20)

Balance June 30, 2008	2,250,000	$4,500	$21,302	$(1,032)	$(3,832)	$20,938

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net Income	$1,054	$815
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	294	348
Depreciation and amortization	137	159
Amortization/(accretion) on securities	(3)	4
Gain on sale/call of securities	(86)	(4)
Impairment of securities	163	-
Loss on sale of other real estate	4	-
Gain on sale of branches	(465)	-
Gain on postretirement plan curtailment	(108)	-
Decrease in accrued interest receivable	361	16
(Increase)/decrease in other assets	585	(246)
Increase in other liabilities	103	709
Cash provided by operating activities	2,039	1,801

Cash flows from investing activities:
Principal payments on available for sale securities	3,962	1,807
Proceeds from sales of available for sale securities	1,918	484
Proceeds from maturities and calls, available for sale securities	14,345	12,110
Purchases of available for sale securities	(3,733)	(32,021)
Proceeds from sale of other real estate	126	248
Proceeds from sale of premises and equipment	1,086	-
Purchases of premises and equipment	(73)	(71)
Proceeds from sale of branch loans	13,713	-
(Increase)/decrease in loans	2,728	(4,453)
Cash provided/(used) by investing activities	34,072	(21,896)

Cash flows from financing activities:
Cash dividends paid	(219)	(439)
Decrease in short-term borrowing	(5,590)	(4,659)
Acquisition of long-term borrowing	-	5,530
Repayment of long-term borrowing	(202)	(186)
Cash paid for sale of branch deposits	(21,277)	-
Increase/(decrease) in time deposits	(17,430)	3,430
Increase/(decrease) in other deposits	(1,530)	18,257
Cash provided/(used) by financing activities	(46,248)	21,933

Net (decrease)/increase in cash and cash equivalents	(10,137)	1,838
Cash and cash equivalents at beginning of period	13,381	7,062

Cash and cash equivalents at end of period	$3,244	$8,900

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,342	$3,268
Income taxes	$246	$178

Supplemental disclosure of noncash investing and Financing activities:
Other real estate and other assets acquired in settlement of loans	$73	$248
Unrealized gain on securities available for sale	$(307)	$(719)

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

The condensed consolidated financial statements contained herein include the accounts of Citizens Financial Corp. and its wholly-owned subsidiary Citizens Bank of West Virginia, Inc.("the bank").  All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated.  In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made.  All such adjustments were of a normal, recurring nature.  The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.  The financial statements and notes included herein should be read in conjunction with those included in Citizens' 2008 Annual Report to Shareholders and Form 10-K.

NOTE 2 – RECLASSIFICATIONS

Certain accounts in the condensed consolidated financial statements for 2008, as previously presented, have been reclassified to conform with current year classifications.

NOTE 3 - SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2009 and December 31, 2008 are summarized as follows (in thousands):

	June 30, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
	(Unaudited)

Available for sale:
U.S. Government agencies and corporations	$20,616	$330	$-	$20,946
Mortgage backed securities-U.S. Government agencies and corporations	17,432	461	6	17,887
Corporate debt securities	2,996	33	70	2,959

Tax exempt state and political subdivisions	21,233	506	8	21,731

Total securities available for sale	$62,277	$1,330	$84	$63,523

Index

	December, 31, 2008*
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value (Estimated Fair Value)
	(Unaudited)

Available for sale:
U.S. Government agencies and corporations	$30,192	$726	$-	$30,918
Mortgage backed securities-U.S. Government agencies and corporations	21,032	554	11	21,575
Corporate debt securities	5,133	1	59	5,075
Tax exempt state and political subdivisions	22,948	391	49	23,291
Total securities available for sale	$79,305	$1,672	$119	$80,859

* From audited financial statements

The tables below provide summaries of securities available for sale which were in an unrealized loss position at June 30, 2009 and December 31, 2008.  As of June 30, 2009, these securities had a total fair value of $3,842,000 and carried unrealized losses of $84,000, or 2.2%.  Securities which have been in a continuous loss position for the past twelve months total $3,623,000.  The unrealized loss pertaining to these securities is $84,000 or 2.3%.  Securities issued by U.S. government agencies and corporations carry the implied faith and credit of the U.S. Government.  All of the corporate and municipal instruments carry investment grade ratings from the major credit rating agencies.  Under FSP 115-2, an impairment is considered “other than temporary” if any of the following conditions are met:  the company intends to sell the security, it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or the company does not expect to recover the security’s entire amortized cost (even if the entity does not intend to sell).  In the event that a security would suffer an impairment for a reason that was “other than temporary,” the company would be expected to write down the security’s value to its new fair value, and the amount of the writedown would be included in earnings as a realized loss.  The company does not intend to sell any securities; additionally, it is more likely than not that the company will not be required to sell any securities before recovery of its amortized cost basis, and the company expects to recover all of its securities’ amortized cost basis.  In addition, no impairment has been recognized on the $6,184,000 of securities that carried unrealized losses at December 31, 2008.

	June 30, 2009
	Securities Available for Sale
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and corporations	$-	$-	$-	$-	$-	$-
Mortgage backed securities-U.S. Government agencies and corporations	219	1	621	5	840	6
Corporate debt securities	-	-	1,923	70	1,923	70
Tax exempt state and political subdivisions	-	-	1,079	8	1,079	8
Total securities available for sale	$219	$1	$3,623	$83	$3,842	$84

Index

	December 31, 2008*
	Securities Available for Sale
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and corporations	$-	$-	$-	$-	$-	$-
Mortgage backed securities-U.S. Government agencies and corporations	-	-	660	11	660	11
Corporate debt securities	3,436	59	-	-	3,436	59
Tax exempt state and political subdivisions	639	9	1,449	40	2,088	49
Total securities available for sale	$4,075	$68	$2,109	$51	$6,184	$119

*From audited financial statements.

The maturities, amortized cost and estimated fair values of the bank's securities at June 30, 2009 are summarized as follows (in thousands):

	Available for sale
	Amortized	Estimated
	Cost	Fair Value

Due within 1 year	$12,891	$13,019
Due after 1 but within 5 years	29,596	30,346
Due after 5 but within 10 years	17,790	18,158
Due after 10 years	2,000	2,000
	$62,277	$63,523

Mortgage backed securities have remaining contractual maturities ranging from 1 month to 18.75 years and are reflected in the maturity distribution schedule shown above based on their anticipated average life to maturity, which ranges from 0.12 to 3.38 years.

The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the six month periods ended June 30, 2009 and 2008 are as follows (in thousands):

	Proceeds From			Gross Realized
		Calls and	Principal
	Sales	Maturities	Payments	Gains	Losses

June 30, 2009:
Securities available for sale	$1,918	$14,345	$3,962	$86	$-

June 30, 2008:
Securities available for sale	$484	$12,110	$1,807	$4	$-

At June 30, 2009 and December 31, 2008 securities with an amortized cost of $38,750,000 and $44,446,000, respectively, with estimated fair values of $39,574,000 and $45,375,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

At June 30, 2009 and December 31, 2008 our securities portfolio contained no concentrations within any specific industry or issuer.

Index

The company’s restricted investments totaled $1,653,000 at June 30, 2009 and include the company’s equity investment in the Federal Home Loan Bank of Pittsburgh (FHLB).  FHLB stock is generally viewed as a long term investment and as a restricted investments security which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of cash dividend payments and repurchases of excess capital stock in 2009, the company does not consider this investment to be other temporarily impaired at June 30, 2009 and no impairment has been recognized.  At December 31, 2008 restricted investments totaled $1,192,000 and included equity investments in the FHLB, the Federal Reserve Bank, and Silverton Financial Services Inc.

Silverton Financial Services Inc. is the holding company of Silverton Bank, which was closed by regulators on May 1, 2009.  During the second quarter Citizens recorded an impairment of our entire investment of $163,000.

NOTE 4 - LOANS

Total loans are summarized as follows (in thousands):

	June 30, 2009	December 31, 2008
	(Unaudited)	*

Commercial, financial and agricultural	$20,459	$20,262
Real estate - construction	16,580	13,832
Real estate – home equity	4,940	6,411
Real estate – residential mortgage	52,698	62,695
Real estate – commercial mortgage	53,709	59,806
Installment loans	9,643	11,424
Other	3,216	3,624
Total loans	161,245	178,054

Less:
Allowance for loan losses	2,324	2,232
Net deferred loan origination fees and costs	8	101

Loans, net	$158,913	$175,721

* From audited financial statements

The following provides additional information regarding impaired and nonaccrual loans:

	June 30, 2009	December 31, 2008
Impaired loans with a valuation allowance	3,369	1,515
Impaired loans without a valuation allowance	708	3,482
Total impaired loans	$4,077	$4,997

Valuation allowance related to impaired loans	$619	$533

Total nonaccrual loans excluded from impaired loan disclosure	$158	$595

Average investment in impaired loans	$4,175	$3,610
Interest income recognized on impaired loans	$16	$123
Interest income recognized on a cash basis on impaired loans	$31	$186

Index

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Analyses of the allowance for loan losses are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Balance at beginning of period	$2,225	$1,921	$2,232	$1,763

Loans charged off:
Commercial and industrial	16	283	19	283
Real estate – res. mortgage	62	-	62	11
Real estate – comm. mortgage	-	24	115	24
Consumer and other	15	1	22	1
Total	93	308	218	319

Recoveries:
Commercial and industrial	2	6	2	48
Real estate – res. mortgage	-	-	-	1
Real estate – comm. mortgage	1	-	3	-
Consumer and other	4	3	11	3
Total recoveries	7	9	16	52

Net losses	86	299	202	267

Provision for loan losses	185	222	294	348
Balance at end of period	$2,324	$1,844	$2,324	$1,844

NOTE 6 - DEPOSITS

The following is a summary of interest bearing deposits by type (in thousands):

	June 30, 2009	December 31, 2008
	(Unaudited)	*

Interest bearing checking	$30,128	$35,106
Money market accounts	5,441	5,719
Savings accounts	19,730	22,097
Certificates of deposit under $100,000	54,806	73,692
Certificates of deposit of $100,000 or more	40,613	51,262
Total	$150,718	$187,876

* From audited financial statements

NOTE 7 - BORROWINGS

The following table summarizes our borrowings by type (in thousands):

	June 30, 2009	December 31, 2008
	(Unaudited)	*

Short-term borrowings:
Securities sold under agreements to repurchase	$25,936	$28,786
Federal funds purchased	-	1,500
Overnight advances from Federal Home Loan Bank of Pittsburgh (FHLB) line of credit	-	1,240
Total	$25,936	$31,526

Long-term borrowings:
Advances from FHLB	$7,663	$7,865

* From audited financial statements

Index

NOTE 8 - EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost of our pension and other benefit plans are presented below (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2009	2008	2009	2008	2009	2008	2009	2008

Service cost	$34	$50	$4	$4	$68	$79	$8	$8
Interest cost	84	80	7	7	169	154	15	15
Expected return on plan assets	(88)	(88)	-	-	(177)	(176)	-	-
Net amortization and deferral	29	22	3	3	57	36	6	6
Net periodic cost	$59	$64	$14	$14	$117	$93	$29	$29

During the first six months of 2009, we contributed $57,000 to our pension plan. Payments totaling $209,000 were contributed to the plan during 2008.  We expect to make additional contributions totaling $672,000 this year.

The company curtailed its postretirement healthcare and life insurance plan during the second quarter 2009.  This curtailment eliminated this benefit for most of the company’s employees and resulted in a curtailment gain of $108,000 as reflected in the income statement.  The future net periodic benefit cost of this plan is expected to be reduced by $47,000 annually.

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

Financial instruments whose contract amounts represent credit risk	June 30, 2009 (unaudited)	December 31, 2008 *
(in thousands)
Commitments to extend credit	$21,553	$25,319
Standby letters of credit	724	751
Total	$22,277	$26,070

The bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

* From audited financial statements.

Index

NOTE 11 - EARNINGS PER SHARE

Basic earnings per share is calculated on the weighted average number of shares outstanding during the period.  For the three and six months ended June 30, 2009 and 2008 the weighted average number of shares outstanding were 1,829,504.  During the periods ended June 30, 2009 and 2008 the company did not have any dilutive securities.

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

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. At June 30, 2009, impaired loans totaled $3,458,000.  Additional information related to impaired loans can be found in Note 4.

Index

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.  At June 30, 2009 OREO totaled $138,000.

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

Index

The carrying values and estimated fair values of the company's financial instruments are summarized below in thousands:

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$3,103	$3,103	$3,943	$3,943
Interest bearing deposits with other banks	141	141	9,438	9,438
Securities available for sale	63,523	63,523	80,859	80,859
Loans, net	158,913	156,551	175,721	182,051
Accrued interest receivable	1,049	1,049	1,410	1,410

Financial liabilities:
Deposits	$176,337	$177,906	$217,429	$219,262
Short-term borrowings	25,936	25,936	31,526	31,526
Long-term borrowings	7,663	7,748	7,865	8,073
Accrued interest payable	469	469	486	486

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

NOTE 13 – SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (FASB) issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  The FSP is effective for interim periods ending after June 15, 2009.  The company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

Index

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009.  The company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events.”  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  The company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.”  SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period.  Earlier application is prohibited.  The company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS 167 improves financial reporting by enterprises involved with variable interest entities.  SFAS 167 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period.  Earlier application is prohibited.  The company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.”  SFAS 168 establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

Index

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP.  The company does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.

Part 1 Item 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and results of operations of Citizens Financial Corp. and its subsidiary, Citizens Bank of West Virginia, Inc. for the periods indicated.  It should be read in conjunction with the consolidated financial statements and accompanying notes thereto, which are included elsewhere in this document.  Readers are also encouraged to obtain our Annual Report on Form 10-K for additional information.  You may obtain our Form 10-K through various internet sites including www.citizenswv.com.

Description of Business

Citizens Financial Corp. is a $236 million Delaware corporation headquartered in Elkins, WV.  From there our wholly-owned subsidiary, Citizens Bank of West Virginia, Inc., provides loan, deposit, trust, brokerage and other banking and related services to customers in northcentral and eastern West Virginia and nearby areas through four branch offices.  We conduct no business other than the ownership of our bank subsidiary.

FORWARD LOOKING STATEMENTS

This report contains forward looking statements which reflect our current expectations based on information available to us.  These forward looking statements involve uncertainties related to the general economic conditions in our nation and other broad based issues such as interest rates and regulations as well as to other factors which may be more specific to our own operations. Examples of such factors may include our ability to attract and retain key personnel, implementing new technological systems, providing new products to meet changing customer and competitive demands, our ability to successfully manage growth strategies, controlling costs, maintaining our net interest margin, maintaining good credit quality, changing regulation and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies negatively impacting our operating results, dealing with the current economic environment which poses significant challenges, our ability to absorb events arising out of a continued deterioration in the financial condition of the U.S. banking system resulting in actual losses or other than temporary impairment on the valuations of investments we have made  in the securities of other financial institutions, any additional special assessments by the FDIC, and others.  Forward looking statements can be identified by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plans”, “intends”, or similar words.  We do not attempt to update any forward looking statements.  When provided, we intend forward looking information to assist readers in understanding anticipated future operations and we include them pursuant to applicable safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe the expectations reflected in our forward looking statements are reasonable, actual results could differ materially.

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

OVERVIEW

During the second quarter of 2009, Citizens experienced positive changes.  We sold the branch offices in Marlinton and Petersburg, West Virginia, thereby reducing our loans by $13.7 million and deposits by $22.3 million.  This transaction will help us focus our retail banking efforts within our natural geographic markets in order to operate more efficiently and utilize resources more effectively.  We recognized a net gain of $465,000 on the sale of these branches.  In addition, our subsidiary bank converted from a nationally-chartered institution to a state-chartered institution under the new name Citizens Bank of West Virginia. This positive move will enable us to take advantage of lower regulatory fees, while allowing us to continue to provide all of the services our customers have come to know and expect.

The recession continues to have a significant impact on the banking industry and our national economy.  Consumers have reduced spending and in-turn prompted companies to respond by cutting expenses through significant reductions in labor force.  While our local economy does not usually experience the same level of contraction as the national economy, local industries such as lumber, trucking, and tourism are seeing reduced demand.  This has prompted local layoffs and reductions in consumer spending.  With all of the uncertainty in the economy, local loan demand continues to be depressed.  Aside from the loans sold with the two branches mentioned above, total loans declined $3.1 million since year-end, bringing total loans to $161.2 million at June 30.

Index

The sale of the branch deposits, as well as the transfer of $14.6 million in deposits of one customer out of the bank and into the CDARS network has contributed significantly to the $46.1 million reduction in total assets to $236.4 million.  In order to fund these liability reductions, we reduced our short-term CD investments and securities portfolio.

During the first six months of 2009, Citizens earned $1,054,000, which is $239,000 or 29% more than the first half of 2008.  The increase in earnings is attributable to the sale of the branches as well as an improvement in net interest income.  These improvements were partially offset by a special assessment levied by the FDIC that was incurred June 30, as well as an impairment of our equity investment in one of our correspondent banks.

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

With the Federal funds rate effectively reduced to zero in the latter part of 2008, maintaining a solid net interest margin has become increasingly important as downward pressure continues on our earning asset base.  Citizens continues to take steps to maintain our net interest margin.  The margin for the first half of 2009 was 3.79%, which increased 10 basis points compared to the same period of 2008 at 3.69%.  Net interest income has increased by $190,000 to $4,355,000 for the first half of 2009 compared to the first six months of 2008.  These positive results are a reflection of our ability to reduce the cost of interest bearing liabilities by 100 basis points, while the yield on earning assets declined by the lesser amount of 78 basis points when comparing the first half of 2009 to 2008.  Our reduction in the cost of interest bearing liabilities was accomplished by lowering certificate of deposit offering rates and transferring the large deposit, mentioned in the Overview, out of the bank.

Net interest income for the second quarter of 2009 was $2,081,000, which is similar to the second quarter of 2008 at $2,083,000.  Citizens has been able to maintain this level of net interest income despite the significant decline in market rates since the second quarter of 2008, and despite a $43.7 million reduction in our earning asset base since year-end.  We continue to closely monitor the yield on earning assets and our cost of interest bearing liabilities in order to take advantage of available adjustments.

As the economic recession continues with rates at historically low levels, Citizens will continue to seek ways to lower our cost of interest bearing liabilities in order to maintain a strong net interest margin.

PROVISION FOR LOAN LOSSES

The provision for loan losses is management’s estimate of the amount which must be charged against current earnings in order to maintain the allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated based on quarterly evaluations of the loan portfolio.  Our provision for loan losses was $294,000 and $348,000 in the first half of 2009 and 2008, respectively.

Index

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

NONINTEREST INCOME

Noninterest income for the first half of 2009 increased $477,000 or 52.8% to $1,381,000 compared to the first half of 2008.  The majority of the increase is related to the gain on the sale of the Marlinton and Petersburg branches of $465,000 that occurred in the second quarter.  In addition, the bank recorded a $108,000 gain on the curtailment of its postretirement healthcare and life insurance plan.  This curtailment eliminated this benefit for most of the bank’s employees and is expected to reduce future net periodic benefit costs by $47,000 annually.

Also during the second quarter, the bank recognized an impairment of $163,000 on its investment in Silverton Financial Services.  Additional information related to this impairment can be found in the Securities Porfolio and Federal Funds Sold section of this report.  This loss was partially offset by $86,000 in security gains.

The largest component of noninterest income is service fees which totaled $498,000 for the first half of 2009 compared to $513,000 for the first half of 2008.  This decrease of $15,000 or 2.9% is primarily related to reduced minimum balance fees as the result of our introduction of free checking.  Fees from our secondary market loan program have increased by $61,000 to $90,000 as customers have chosen to take advantage of refinancing mortgages at historically low rates. In addition, insurance commissions increased $10,000 to $23,000 as we began processing through a new title insurance company and improved the profitability of this service in the latter part of 2008.

Our trust services income decreased $11,000 to $126,000 for the first half of 2009 compared to the same period last year.  Brokerage income decreased $46,000 to $43,000 over the same periods.  We believe these declines are market related and expect income from these services to improve as the economy recovers.  Both of these services continue to make important contributions to noninterest income and strengthening customer relationships.

During the second quarter, noninterest income increased $473,000 or 105.1% to $923,000.  These results are clearly a reflection of the branch sale, curtailment gain, security impairment, and security gains that occurred in the second quarter.

NONINTEREST EXPENSE

Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes.  Historically our level of noninterest expense has been higher than average, partly due to the relatively smaller branch facilities we operate.  As previously reported we sold two branches and expect this sale will improve our noninterest expenses.  Nonetheless, controlling noninterest expense is a key factor to achieving higher earnings.

Noninterest expense increased 9.2% or $340,000 to $4,017,000 for the first six months of 2009.  The largest component of noninterest expense is salaries and employee benefits.  These personnel costs increased $66,000 to $1,962,000 as we experienced higher employee pension costs.  In addition, the FDIC insurance assessment increased by $187,000 to $243,000 in the first half of 2009 compared to the same period last year.  This increase was the result of higher assessment rates, as well as a one-time special assessment incurred at June 30 of approximately $107,000.  These expenses are necessary for the FDIC to rebuild its deposit insurance fund.  Other noninterest expense increased by $77,000 to $548,000.  The primary reasons for this increase were expenses incurred to help facilitate the sale of a problem credit and costs associated with improper debit card transactions resulting from the Heartland Payment Systems security breach.  Heartland Payment Systems has no affiliation with Citizens; however, they are a card processor for thousands of merchants across the country and their breach impacted a number of our cardholders.

Index

Similarly, during the second quarter, noninterest expense increased 9.1% or $170,000 to $2,047,000.  The majority of this increase related to the FDIC insurance assessment.  Also, data processing expense increased by $35,000 to $176,000 as we incurred expenses from our core processor to transfer the branch loans and deposits to the acquiring institution.

There are a number of factors which could negatively impact noninterest expense in the future.  For example, costs associated with foreclosed properties could increase if foreclosure activity increases.  Medical claims under our partially self-insured group medical plan may increase.  Also, we may incur additional costs related to compliance with the Sarbanes-Oxley Act.  Currently we are required to comply with Section 404(a) of the Act and issue a conclusion about management’s assessment of internal control over financial reporting.  We may become subject to Section 404(b) in 2009, and will be required to have our independent auditors attest to our conclusions.  This will likely increase our legal and professional expenses. In addition, the cost of FDIC insurance may continue to increase as the FDIC continues to assist failing banks in the current economic environment.

INCOME TAXES

Our provision for income taxes for the first half of 2009 of $371,000 includes both federal and state income taxes.  At this level taxes were 26.0% of pretax income.  The effective tax rate for the first half of 2008 was 21.9% at $229,000.  Except for income earned on loans to and bonds issued by municipalities and earnings on certain life insurance policies, all of our income is taxable.

FINANCIAL CONDITION

LOAN PORTFOLIO

Our lending activity continues to be effected by the economic recession that our nation is currently facing.  The housing crisis has affected the local lumber and trucking industries, while general economic uncertainty has reduced tourism activity.  Consumers continue to limit spending due to economic uncertainty, increased price levels on fuel and food, and local job losses.  All of these factors have contributed to reduced lending activity for Citizens.  In the first half of 2009, total loans decreased by $16.8 million to $161.2 million.  This decline included the sale of $13.7 million in loans with the two branches.

We sold $1.7 million in commercial loans as part of our branch sale.  Aside from this intended reduction, commercial loans have decreased by $4.2 million to $74.2 million at June 30, 2009.  This reduction was primarily made up of loans secured by real estate.  Total commercial real estate loans totaled $53.7 million at June 30, 2009, while other commercial loans totaled $20.5 million.  Most of our commercial loan portfolio is secured by real estate, whether or not repayment is linked to cash generated by the use or sale of the real property.  In cases where repayment is linked to such use, the timing and stability of cash flow, secondary sources of repayment, loan guarantees, and collateral valuations are all important considerations in granting the loan.

Retail lending, or lending to consumers for autos, homes, or for other purposes, has been more productive than commercial lending in 2009.  However, it continues to be slower than we would like.  Absent the sale of the branches, which resulted in the transfer of $12.0 million of retail loans to the acquiring institution, retail lending has increased slightly.  In the first six months of 2009, residential real estate loans have increased by $1.2 million, aside from the branch sales transaction. Residential real estate loans including mortgage, construction, and home equity loans totaled $74.2 million at June 30, 2009.  In addition, installment loans increased $200,000, aside from the branch sale.  Total installment loans totaled $9.6 million at June 30, 2009.  We have seen a slight increase in consumer lending activity since the first quarter of 2009, however, as previously mentioned we have seen consumers continue to limit spending in the current economic environment.  Citizens recognizes the importance of retail lending as the cornerstone of who we are as a community bank.  We will continue to actively seek new strategies to increase this segment of our business in order to enhance portfolio diversification and reduce the inherent risk in our portfolio.

Index

CREDIT QUALITY AND ALLOWANCE FOR LOAN LOSSES

As the recession continues to dominate on the national stage, financial institutions across the country are facing major losses from the housing crisis and the problems caused by sub-prime lending.  Reduced consumer spending and economic uncertainty have resulted in significantly higher levels of unemployment than seen in recent years and higher levels of business failures.

Although our local economy does not usually see the same level of contraction or growth as the national economy, we have certainly seen a significant impact from recent economic events.  In recent months local businesses have announced job cuts or ceased operations, while consumers have significantly reduced spending.

Net charge-offs for the first half of 2009 totaled $202,000.  Of this amount, $115,000 was an additional charge off on a loan to a local auto dealership which closed its doors at the end of 2008.  This dealership accounted for the majority of our 2008 loan charge-offs.  In the second quarter of 2009, the property was sold to another local dealer prior to planned foreclosure proceedings.  The remaining loan balance was satisfied and the new owner, who is also our customer, is working to move his current enterprise to this facility.

In recent months we have experienced higher levels of past dues.  However, at June 30, 2009 loans past due have been reduced by $5.2 million to $2.4 million.  This significant reduction is largely related to two land development loans that had become delinquent, but are currently performing.  Impaired loans at June 30, 2009 were $4.1 million compared to $5.0 million at year-end.  Management continues to develop and implement detailed action plans to manage the credits that present the greatest risk within our portfolio.  We monitor the situation with these credits continuously and keep in close contact with borrowers in order to assess our position and respond appropriately.

Our inherent risk of loss in our portfolio is addressed through our allowance for loan losses.  We determine the amount of our allowance quarterly by evaluating specific larger loans as well as pools of similar homogeneous loans.  Adjustments to pooled factors for various trends, economic conditions, changes in our credit management practices and abilities, and other factors may also be made.  By employing a disciplined methodology we arrive at an allowance for loan losses that we believe is adequate to provide for losses that are inherent in the loan portfolio. As of June 30, 2009, our allowance was $2,324,000, or 1.44% of gross loans, which is similar to year-end when the allowance was $2,232,000, or 1.25% of gross loans. The increase in the ratio of our allowance to gross loans is primarily attributable to the reduction in gross loans from the branch sale.

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

During the first half of 2009, our securities portfolio has been reduced by $17.3 million to $63.5 million.  Proceeds from matured and called securities have been used to fund the branch sale, as well as to fund a deposit transfer out of the bank through a one-way sell transaction with the CDARS network.  As explained in our most recent Form 10-K, the bank had been holding a large deposit that we believed to be temporary.  Additional information regarding this transaction can be found below in the Deposit and Other Funding Sources of this report.  In addition, we recorded security gains of $86,000 during 2009, which was primarily the result of a bond swap where the replacement security provided similar risk characteristics and a slightly higher yield.

Overall our portfolio is made up of $20.9 million in agency securities, $17.9 million in agency mortgage-backed securities, $21.7 million in municipals, and $3.0 million in corporate debt securities.  We monitor credit ratings on our investments on a monthly basis.  We continue to maintain what we believe is a conservative investment portfolio strategy.  We typically invest in securities with relatively short durations, fixed rates, and good credit ratings.  We do not invest in any private label mortgage backed securities or collateralized mortgage obligations.  All of our securities are performing adequately, and all of them carry at least investment grade credit ratings from the major credit rating agencies.

In addition, to the securities mentioned above, Citizens also maintains restricted investments in correspondent banks.  Such investments totaled $1,653,000 and $1,192,000 at June 30, 2009 and December 31, 2008, respectively.  At June 30, these included our equity investments in Federal Home Loan Bank of Pittsburgh and Silverton Financial Services Inc. Silverton Financial Services Inc. is the holding company of Silverton Bank, NA that was taken into receivership by the FDIC on May 1, 2009.  During the second quarter we recorded an impairment of the entire cost of this security as we do not expect to recover any of our $163,000 investment.  Also during the second quarter, our investment in the Federal Reserve Bank stock was redeemed when the bank converted to a non-member state bank.

Our short-term investments including Federal funds sold and interest bearing deposits with other banks totaled $141,000 at June 30, 2009 compared to $9.4 million at year end.  The reduction in our short-term investments has been used to help fund the transfer of one customer’s temporary deposit into the CDARS network.

DEPOSITS AND OTHER FUNDING SOURCES

Deposits decreased by $41.1 million to $176.3 million during the first half of 2009.  Of this decrease, $22.1 million of deposits was sold as part of the branch sale.  In addition, one of our customers transferred $14.6 million into the CDARS network through a one-way sell transaction.  This deposit was originally placed in Citizens in 2008 with the intention of being temporary in nature.  Once the customer informed us that it may not be temporary, we decided to sell the excess funds through the CDARS network.  This transaction allows the depositor to maintain a relationship with Citizens, while having FDIC insurance on the entire balance of the account.  In the current environment in which loan demand remains soft, moving this higher-priced deposit off of our balance sheet has helped maintain our net interest margin.

Absent the deposits transferred in the branch sale and transfer to the CDARS network, total deposits decreased by $4.4 million to $176.3 million.  This decrease was primarily related to a transfer of $4.7 million of one customer from a certificate of deposit to a repurchase agreement.

Index

Historically our borrowings have consisted of repurchase agreements, Federal Home Loan Bank borrowings, and, when necessary, overnight borrowings such as Federal funds purchased.  Total borrowings of $33.6 million at June 30, 2009 were $5.8 million less than at year-end primarily due to a seasonal decrease in our repurchase agreements.

CAPITAL RESOURCES

Our total capital of $21.5 million is 9.1% of assets and similar to our position at year-end when capital was $20.8 million or 7.4% of assets.  The increase in our capital-to-assets ratio is primarily related to the overall decrease in assets as we reduced our investment portfolio and sold the assets of two branches.  Our risk based capital measures, which are established for all banks through the regulatory process, continue to easily exceed required levels.  We have no knowledge of any items or trends which are likely to materially impair our capital position.

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

We monitor liquidity on a regular basis by preparing projected balance sheets and analyzing our sources and uses of funds.  Historically, we have satisfied our liquidity needs through internal sources of funds with the exception of certain loans which have been funded by borrowing funds from the Federal Home Loan Bank of Pittsburgh.  Currently, we have access to approximately $69 million through various FHLB programs.  Borrowings through the programs at FHLB are secured by a blanket security interest in all unencumbered assets of the bank.

During 2009 we satisfied liquidity demands brought on by the branch sale and CDARS transfer by reducing our investment securities and other short-term CD investments.  Overall, our liquidity demands remain low as we continue to experience reduced loan demand.  We expect to continue to satisfy our liquidity needs primarily through internal sources.

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

Index

PART II -  OTHER INFORMATION

Item 1.
Legal Proceedings:  As of June 30, 2009 Citizens Financial Corp. is involved in various legal proceedings which occur in the normal course of business.  We believe all such litigation will be resolved without materially affecting our financial position or results of operations.  There are no other material proceedings known to be threatened or contemplated against either Citizens Financial Corp. or Citizens Bank of West Virginia, Inc.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds: None.

Item 3.	Defaults upon Senior Securities: None.

Item 4.
Submission of Matters to a Vote of Security Holders:  The annual meeting of shareholders of Citizens Financial Corp. was held on April 15, 2009. The shareholders determined that the maximum number of directors would be fixed at nine and that directors Robert N. Alday, Cyrus K. Kump, and John A. Yeager will serve three year terms ending in April 2012.  Each of these directors was unopposed.

In addition to the foregoing nominees, the following six persons were serving as members of the Board of Directors as of the report date for terms to expire in the year indicated for each member:  Max A. Armentrout (2011); William J. Brown (2010); Edward L. Campbell (2010); William T. Johnson, Jr. (2011); Robert J. Schoonover (2010); and L.T. Williams (2011).

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

CITIZENS FINANCIAL CORP.

Date:	8/12/09	/s/Robert J. Schoonover
Robert J. Schoonover
President and
Chief Executive Officer

Date:	8/12/09	/s/Thomas K. Derbyshire
Thomas K. Derbyshire
Vice President, Treasurer and
Principal Financial Officer