Form 10-Q
period 2009-09-30
CITIZENS FINANCIAL CORP/DE/
filed 2009-11-12
CIK 764156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2009

Commission file number 2-96144

CITIZENS FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	55-0666598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

213 Third Street, Elkins, West Virginia	26241
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	November 12, 2009

Common Stock ($2 par value)	1,829,504

FORM 10-Q
CITIZENS FINANCIAL CORP.
Quarter Ended September 30, 2009

INDEX

		Page No.

Part I.	Financial Information

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets September 30, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Income Three Months Ended September 30, 2009 and September 30, 2008 and Nine Months Ended September 30, 2009 and September 30, 2008	4

	Consolidated Statements of Comprehensive Income/Loss Three Months Ended September 30, 2009 and September 30, 2008 and Nine Months Ended September 30, 2009 and September 30, 2008	5

	Condensed Consolidated Statements of Changes in Shareholders' Equity Nine Months Ended September 30, 2009 and September 30, 2008	6

	Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2009 and September 30, 2008	7

	Notes to Condensed Consolidated Financial Statements	8-19

	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operatons	19-27

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	Not Applicable

	Item 4. Controls and Procedures	27

Part II.	Other Information and Index to Exhibits

	Items 1 through 6	27

	Signatures	28

	Certification by Executive Officers Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002	29-32

Index

PART I ITEM I - FINANCIAL INFORMATION
CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	September 30,	December 31,
	2009	2008
	(Unaudited)	*
ASSETS

Cash and due from banks	$3,216	$3,943
Interest bearing deposits with other banks	1,821	9,438
Securities available for sale, at fair value	62,741	80,859
Restricted Investments	1,653	1,192
Loans, less allowance for loan losses of $2,353 and $2,232, respectively	161,631	175,721
Premises and equipment, net	2,658	4,106
Accrued interest receivable	1,072	1,410
Other assets	4,827	5,865
Total Assets	$239,619	$282,534

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest bearing	$26,563	$29,553
Interest bearing	153,469	187,876
Total deposits	180,032	217,429
Short-term borrowings	25,724	31,526
Long-term borrowings	7,560	7,865
Other liabilities	3,952	4,873
Total liabilities	217,268	261,693

Commitments and contingencies	-	-

SHAREHOLDERS' EQUITY

Common stock, $2.00 par value, authorized 4,500,000 issued 2,250,000	4,500	4,500
Retained earnings	22,153	21,110
Accumulated other comprehensive loss	(470)	(937)
Treasury stock at cost, 420,496 shares	(3,832)	(3,832)
Total shareholders' equity	22,351	20,841
Total Liabilities and Shareholders' Equity	$239,619	$282,534

*From audited financial statements.

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
INTEREST INCOME	(Unaudited)		(Unaudited)

Interest and fees on loans	$2,415	$2,946	$7,536	$9,070
Interest and dividends on securities:
Taxable	469	665	1,579	1,567
Tax-exempt	193	213	601	626
Interest on interest bearing deposits with other banks	1	44	41	75
Interest on federal funds sold	-	17	-	28
Total interest income	3,078	3,885	9,757	11,366

INTEREST EXPENSE
Interest on deposits	862	1,421	2,805	4,424
Interest on short-term borrowings	116	104	351	323
Interest on long-term borrowings	72	77	218	171
Total interest expense	1,050	1,602	3,374	4,918
Net interest income	2,028	2,283	6,383	6,448
Provision for loan losses	177	117	471	465
Net interest income after provision for loan losses	1,851	2,166	5,912	5,983

NONINTEREST INCOME

Trust department income	52	53	178	190
Brokerage fees	20	33	63	122
Service fees	256	326	754	839
Insurance commissions	10	14	33	27
Security gains/(losses)	31	(57)	117	(53)
Impairment of Securities	-	-	(163)	-
Secondary market loan fees	16	25	106	54
Gain on sale of branches	-	-	465	-
Gain on postretirement plan curtailment	-	-	108	-
Other	41	56	146	175
Total noninterest income	426	450	1,807	1,354

NONINTEREST EXPENSE

Salaries and employee benefits	872	1,017	2,834	2,913
Net occupancy expense	82	103	290	325
Equipment expense	75	91	248	282
Data processing	135	138	471	426
Director fees	63	68	200	197
Postage	25	36	95	131
Professional service fees	114	93	258	237
Stationery	37	28	107	88
Software expense	69	62	195	187
FDIC insurance assessment	72	50	315	107
Other	178	249	726	719
Total noninterest expense	1,722	1,935	5,739	5,612

Income before income taxes	555	681	1,980	1,725
Income tax expense	127	169	498	398
Net income	$428	$512	$1,482	$1,327
Basic and fully diluted earnings per common share	$0.23	$0.28	$0.81	$0.73

Weighted average shares outstanding	1,829,504	1,829,504	1,829,504	1,829,504
Dividends per common share	$0.12	$0.12	$0.24	$0.36

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Net income	$428	$512	$1,482	$1,327

Other comprehensive income/(loss):
Gross unrealized gain/(loss) arising during the period	998	357	614	(358)
Adjustment for income tax (benefit)/expense	(379)	(136)	(233)	136
	619	221	381	(222)

Reclassification adjustment for losses on impairment of securities	-	-	163	-
Adjustment for income tax benefit	-	-	(63)	-
	-	-	100	-

Reclassification adjustment for (gains)/losses included in net income	(31)	57	(117)	53
Adjustment for income tax benefit/(expense)	12	(21)	45	(20)
	(19)	36	(72)	33

Change in other post-retirement plan benefit obligations	-	-	21	-
Adjustment for income tax expense	-	-	(8)	-
	-	-	13	-

Other post-retirement plan curtailment	-	-	72	-
Adjustment for income tax expense	-	-	(27)	-
	-	-	45	-

Other comprehensive income/(loss), net of tax	600	257	467	(189)

Comprehensive income	$1,028	$769	$1,949	$1,138

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands of dollars)

	Nine Months Ended September 30, 2009 and 2008
	(unaudited)

				Accumulated		Total
				Other		Share-
	Common Stock		Retained	Comprehensive	Treasury	holders'
	Shares	Amount	Earnings	Income/(Loss)	Stock	Equity

Balance, January 1, 2009	2,250,000	$4,500	$21,110	$(937)	$(3,832)	$20,841
Net income	-	-	1,482	-	-	1,482
Other comprehensive income, net of tax	-	-	-	467	-	467
Cash dividends declared ($0.24 per share)	-	-	(439)	-	-	(439)
Balance September 30, 2009	2,250,000	$4,500	$22,153	$(470)	$(3,832)	$22,351

Balance, January 1, 2008	2,250,000	$4,500	$20,999	$(586)	$(3,832)	$21,081
Net income	-	-	1,327	-	-	1,327
Other comprehensive loss, net of tax	-	-	-	(189)	-	(189)
Cash dividends declared ($0.36 per share)	-	-	(659)	-	-	(659)
Effect of initial application of accounting pronouncement on recognizing liabilities on split-dollar life insurance obligations, net of tax	-	-	(53)	-	-	(53)
Effect of changing pension plan measurement date, net of tax	-	-	(20)	-	-	(20)
Balance September 30, 2008	2,250,000	$4,500	$21,594	$(775)	$(3,832)	$21,487

The accompanying notes are an integral part of these financial statements.

Index

CITIZENS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:	(Unaudited)
Net Income	$1,482	$1,327
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	471	465
Depreciation and amortization	194	238
Amortization on securities	-	30
(Gain)/loss on sale/call of securities	(117)	53
Impairment of securities	163	-
Loss on disposal of equipment	-	5
Gain on sale of other assets	-	(6)
Gain on sale of branches	(465)	-
Gain on postretirement plan curtailment	(108)	-
Loss on sale of other real estate	10	-
(Increase)/decrease in accrued int. receivable	338	(159)
(Increase)/decrease in other assets	746	(1,724)
Increase/(decrease) in other liabilities	(849)	622
Cash provided by operating activities	1,865	851

Cash flows from investing activities:
Principal payments on available for sale securities	5,692	2,684
Proceeds from sales of available for sale securities 4,955	1,936
Proceeds from maturities and calls, available for sale securities	18,395	17,960
Purchases of available for sale securities	(10,772)	(45,575)
Purchases of premises and equipment	(137)	(100)
Proceeds from sale of other real estate	227	248
Proceeds from sale of premises and equipment	1,086	-
Proceeds from sale of branch loans	13,713	-
Increase in loans	(282)	(3,160)
Cash provided/(used) by investing activities	32,877	(26,007)

Cash flows from financing activities:
Cash dividends paid	(439)	(659)
Decrease in short-term borrowing	(5,802)	(2,367)
Acquisition of long-term borrowing	-	5,530
Repayment of long-term borrowing	(305)	(284)
Cash paid for sale of branch deposits	(21,276)	-
Decrease in time deposits	(16,615)	(2,067)
Increase in other deposits	1,351	29,174
Cash provided/(used) by financing activities	(43,086)	29,327

Net (decrease)/increase in cash and cash equivalents	(8,344)	4,171
Cash and cash equivalents at beginning of period	13,381	7,062
Cash and cash equivalents at end of period	$5,037	$11,233

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,412	$4,972
Income taxes	$512	$348

Supplemental disclosure of noncash investing and financing activities:
Other real estate and other assets acquired in settlement of loans	$188	$248
Unrealized gain/(loss) on securities available for sale	$660	$(305)

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

The condensed consolidated financial statements contained herein include the accounts of Citizens Financial Corp. and its wholly-owned subsidiary Citizens Bank of West Virginia, Inc.("the bank").  All significant intercompany balances and transactions have been eliminated. The information contained in the financial statements is unaudited except where indicated.  In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made.  All such adjustments were of a normal, recurring nature.  The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.  The financial statements and notes included herein should be read in conjunction with those included in Citizens' 2008 Annual Report to Shareholders and Form 10-K.

NOTE 2 – RECLASSIFICATIONS

Certain accounts in the condensed consolidated financial statements for 2008, as previously presented, have been reclassified to conform with current year classifications.

NOTE 3 - SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 2009 and December 31, 2008 are summarized as follows (in thousands):

	September 30, 2009

				Carrying
				Value
	Amortized	Unrealized	Unrealized	(Estimated
	Cost	Gains	Losses	Fair Value)
	(Unaudited)

Available for sale:
U.S. Government agencies and corporations	$23,572	$469	$-	$24,041
Mortgage backed securities-U.S. Government agencies and corporations	14,563	699	-	15,262
Corporate debt securities	2,004	93	-	2,097

Tax exempt state and political subdivisions	20,389	952	-	21,341

Total securities available for sale	$60,528	$2,213	$-	$62,741

Index

	December, 31, 2008*

				Carrying
				Value
	Amortized	Unrealized	Unrealized	(Estimated
	Cost	Gains	Losses	Fair Value)
	(Unaudited)

Available for sale:
U.S. Government agencies and corporations	$30,192	$726	$-	$30,918
Mortgage backed securities-U.S. Government agencies and corporations	21,032	554	11	21,575
Corporate debt securities	5,133	1	59	5,075
Tax exempt state and political subdivisions	22,948	391	49	23,291
Total securities available for sale	$79,305	$1,672	$119	$80,859

* From audited financial statements

The tables below provide summaries of securities available for sale which were in an unrealized loss position at September 30, 2009 and December 31, 2008.  As of September 30, 2009, these securities had a total fair value of $1,134,000 and carried unrealized losses of $168, or 0.01%.  The table below reflects this loss as $0 because it presents dollars in thousands.  None of these securities have been in a continuous loss position for more than 12 months.  Securities issued by U.S. government agencies and corporations carry the implied faith and credit of the U.S. Government.  An impairment is considered “other than temporary” if any of the following conditions are met:  the company intends to sell the security, it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or the company does not expect to recover the security’s entire amortized cost (even if the entity does not intend to sell).  In the event that a security would suffer an impairment for a reason that was “other than temporary,” the company would be expected to write down the security’s value to its new fair value, and the amount of the write down would be included in earnings as a realized loss.  The company does not intend to sell any securities; additionally, it is more likely than not that the company will not be required to sell any securities before recovery of its amortized cost basis, and the company expects to recover all of its securities’ amortized cost basis.  In addition, no impairment has been recognized on the $6,184,000 of securities that carried unrealized losses at December 31, 2008.

	September 30, 2009
	Securities Available for Sale
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and corporations	$993	$-	$-	$-	$993	$-
Mortgage backed securities-U.S. Government agencies and corporations	141	-	-	-	141	-
Total securities available for sale	$1,134	$-	$-	$-	$1,134	$-

Index

	December 31, 2008*
	Securities Available for Sale
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and corporations	$-	$-	$-	$-	$-	$-
Mortgage backed securities-U.S. Government agencies and corporations	-	-	660	11	660	11
Corporate debt securities	3,436	59	-	-	3,436	59
Tax exempt state and political subdivisions	639	9	1,449	40	2,088	49
Total securities available for sale	$4,075	$68	$2,109	$51	$6,184	$119

*From audited financial statements.

The maturities, amortized cost and estimated fair values of the bank's securities at September 30, 2009 are summarized as follows (in thousands):

	Available for sale
	Amortized	Estimated
	Cost	Fair Value

Due within 1 year	$12,449	$12,593
Due after 1 but within 5 years	25,337	26,514
Due after 5 but within 10 years	20,742	21,632
Due after 10 years	2,000	2,002
	$60,528	$62,741

Mortgage backed securities have remaining contractual maturities ranging from 1 day to 18.5 years and are reflected in the maturity distribution schedule shown above based on their anticipated average life to maturity, which ranges from 0.04 to 3.63 years.

The proceeds from sales, calls and maturities of securities, including principal payments received on mortgage backed securities, and the related gross gains and losses realized for the nine month periods ended September 30, 2009 and 2008 are as follows (in thousands):

	Proceeds From			Gross Realized
		Calls and	Principal
	Sales	Maturities	Payments	Gains	Losses

September 30, 2009:
Securities available for sale	$4,955	$18,395	$5,692	$117	$-

September 30, 2008:
Securities available for sale	$1,936	$17,960	$2,684	$4	$57

At September 30, 2009 and December 31, 2008 securities with an amortized cost of $37,769,000 and $44,446,000, respectively, with estimated fair values of $39,145,000 and $45,375,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

At September 30, 2009 and December 31, 2008 our securities portfolio contained no concentrations within any specific industry or issuer.

Index

The company’s restricted investments totaled $1,653,000 at September 30, 2009 and include the company’s equity investment in the Federal Home Loan Bank of Pittsburgh (FHLB).  FHLB stock is generally viewed as a long term investment and as a restricted investments security which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of cash dividend payments and repurchases of excess capital stock in 2009, the company does not consider this investment to be other temporarily impaired at September 30, 2009 and no impairment has been recognized.  At December 31, 2008 restricted investments totaled $1,192,000 and included equity investments in the FHLB, the Federal Reserve Bank, and Silverton Financial Services Inc.

Silverton Financial Services Inc. is the holding company of Silverton Bank, which was closed by regulators on May 1, 2009.  During the second quarter Citizens recorded an impairment of our entire investment of $163,000.

NOTE 4 - LOANS

Total loans are summarized as follows (in thousands):

	September 30, 2009	December 31, 2008
	(Unaudited)	*

Commercial, financial and agricultural	$20,175	$20,262
Real estate - construction	19,209	13,832
Real estate – home equity	5,017	6,411
Real estate – residential mortgage	51,852	62,695
Real estate – commercial mortgage	53,397	59,806
Installment loans	10,767	11,424
Other	3,535	3,624
Total loans	163,952	178,054

Allowance for loan losses	(2,353)	(2,232)
Net deferred loan origination fees and costs	32	(101)

Loans, net	$161,631	$175,721

* From audited financial statements

The following provides additional information regarding impaired and nonaccrual loans:

	September 30, 2009	December 31, 2008
Impaired loans with a valuation allowance	$7,670	$1,515
Impaired loans without a valuation allowance	707	3,482
Total impaired loans	$8,377	$4,997

Valuation allowance related to impaired loans	$892	$533

Total nonaccrual loans excluded from impaired loan disclosure	$338	$595

Average investment in impaired loans	$8,500	$3,610
Interest income recognized on impaired loans	$84	$123
Interest income recognized on a cash basis on impaired loans	$89	$186

Index

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Analyses of the allowance for loan losses are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Balance at beginning of period	$2,324	$1,844	$2,232	$1,763

Loans charged off:
Commercial and industrial	48	1	67	284
Real estate – res. mortgage	96	-	158	11
Real estate – comm. mortgage	-	83	115	107
Consumer and other	16	5	38	6
Total	160	89	378	408

Recoveries:
Commercial and industrial	7	121	9	169
Real estate – res. mortgage	-	-	-	1
Real estate – comm. mortgage	2	70	5	70
Consumer and other	3	1	14	4
Total recoveries	12	192	28	244

Net losses/(recoveries)	148	(103)	350	164

Provision for loan losses	177	117	471	465
Balance at end of period	$2,353	$2,064	$2,353	$2,064

NOTE 6 - DEPOSITS

The following is a summary of interest bearing deposits by type (in thousands):

	September 30, 2009	December 31, 2008
	(Unaudited)	*

Interest bearing checking	$32,468	$35,106
Money market accounts	5,526	5,719
Savings accounts	19,241	22,097
Certificates of deposit under $100,000	53,895	73,692
Certificates of deposit of $100,000 or more	42,339	51,262
Total	$153,469	$187,876

* From audited financial statements

NOTE 7 - BORROWINGS

The following table summarizes our borrowings by type (in thousands):

	September 30, 2009	December 31, 2008
	(Unaudited)	*

Short-term borrowings:
Securities sold under agreements to repurchase	$25,724	$28,786
Federal funds purchased	-	1,500
Overnight advances from Federal Home Loan Bank of Pittsburgh (FHLB) line of credit	-	1,240
Total	$25,724	$31,526

Long-term borrowings:
Advances from FHLB	$7,560	$7,865

* From audited financial statements

Index

NOTE 8 - EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost of our pension and other benefit plans are presented below (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2009	2008	2009	2008	2009	2008	2009	2008

Service cost	$34	$39	$-	$4	$102	$118	$8	$12
Interest cost	85	77	5	8	254	231	20	23
Expected return on plan assets	(89)	(87)	-	-	(266)	(263)	-	-
Net amortization and deferral	28	18	(2)	3	85	54	4	9
Net periodic cost	$58	$47	$3	$15	$175	$140	$32	$44

During the first nine months of 2009, we contributed $730,000 to our pension plan. We do not expect any additional payments to the pension plan for the remainder of 2009.  Payments totaling $209,000 were contributed to the plan during 2008.

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

Financial instruments whose contract amounts represent credit risk	September 30, 2009 (unaudited)	December 31, 2008 *
(in thousands)

Commitments to extend credit	$21,065	$25,319
Standby letters of credit	724	751
Total	$21,789	$26,070

The bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

* From audited financial statements.

Index

NOTE 11 - EARNINGS PER SHARE

Basic earnings per share is calculated on the weighted average number of shares outstanding during the period.  For the three and nine months ended September 30, 2009 and 2008 the weighted average number of shares outstanding were 1,829,504.  During the periods ended September 30, 2009 and 2008 the company did not have any dilutive securities.

NOTE 12 – FAIR VALUE MEASUREMENTS

Accounting standards define fair value, establish a framework for measuring fair value, establish a three-level valuation hierarchy for disclosure of fair value measurement and enhance disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

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

Impaired loans

Impaired loans are measured using practical expedients, including an observable market price (if available), or the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. At September 30, 2009, impaired loans totaled $8,377,000.  Additional information related to impaired loans can be found in Note 4.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. At September 30, 2009 OREO totaled $145,000.

Index

We also disclose fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.  The following summarizes the methods and significant assumptions used in estimating fair value:

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

Index

The carrying values and estimated fair values of the company's financial instruments are summarized below in thousands:

	September 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$3,216	$3,216	$3,943	$3,943
Interest bearing deposits with other banks	1,821	1,821	9,438	9,438
Securities available for sale	62,741	62,741	80,859	80,859
Loans, net	161,631	158,427	175,721	182,051
Accrued interest receivable	1,072	1,072	1,410	1,410

Financial liabilities:
Deposits	$180,032	$181,416	$217,429	$219,262
Short-term borrowings	25,724	25,724	31,526	31,526
Long-term borrowings	7,560	7,707	7,865	8,073
Accrued interest payable	448	448	486	486

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

NOTE 13 – SUBSEQUENT EVENTS

In preparing these financial statements, the company has evaluated events and transactions for potential recognition or disclosure through November 12, 2009, the date the financial statements were issued.

NOTE 14 – SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)) (ASC 805 Business Combinations). The Standard significantly changed the financial accounting and reporting of business combination transactions.  SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008.  The company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC 805 Business Combinations).  FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

Index

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820 Fair Value Measurements and Disclosures). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively.  Earlier adoption is permitted for periods ending after March 15, 2009.  The company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC 825 Financial Instruments and ASC 270 Interim Reporting).  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009.  The company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320 Investments – Debt and Equity Securities).  FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009.  The company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (ASC 855 Subsequent Events).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (ASC 860 Transfers and Servicing).  SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a report entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective for interim and annual periods beginning after November 15, 2009.  The company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

Index

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC 810 Consolidation). SFAS 167 improves financial reporting by enterprises involved with variable interest entities.  SFAS 167 is effective for interim and annual periods beginning after November 15, 2009.   Early adoption is prohibited. The company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – replacement of FASB Statement No. 162” (ASC 105 Generally Accepted Accounting Principles).  SFAS 168 establishes the FASB Accounting Standards Codification which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  SFAS 168 is effective immediately. The company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued EITF Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (ASC 470 Debt).  EITF Issue No. 09-1 clarifies how an entity should account for an own-share lending arrangement that is entered into in contemplation of a convertible debt offering.  EITF Issue No. 09-1 is effective for arrangements entered into on or after June 15, 2009. Early adoption is prohibited.  The company does not expect the adoption of EITF Issue No. 09-1 to have a material impact on its consolidated financial statements.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance.  The company does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (ASU 2009-12), “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2009-12 provides guidance on estimating the fair value of alternative investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The company does not expect the adoption of ASU 2009-12 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (ASU 2009-15), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

Index

In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, “Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers.” Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.

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

Description of Business

Citizens Financial Corp. is a $240 million Delaware corporation headquartered in Elkins, WV.  From there our wholly-owned subsidiary, Citizens Bank of West Virginia, Inc., provides loan, deposit, trust, brokerage and other banking and related services to customers in north-central and eastern West Virginia and nearby areas through four branch offices.  We conduct no business other than the ownership of our bank subsidiary.

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

OVERVIEW

Despite the significant impact the economic downturn continues to have on the banking industry, Citizens has experienced positive changes in 2009.  We sold two branch offices that were outside of our natural geographical market in order to operate more efficiently and utilize resources more effectively.  In selling our Marlinton and Petersburg offices, we reduced our loans by $13.7 million and deposits by $22.1 million.  We recognized a net gain of $465,000 on the sale of these branches.  In addition, our subsidiary bank converted from a nationally-chartered institution to a state-chartered institution under the new name Citizens Bank of West Virginia. This positive move enables us to take advantage of lower regulatory fees, while allowing us to continue to provide all of the services our customers have come to know and expect.

The recession continues to impact the nation and our industry.  Reduced consumer spending has prompted companies to respond by cutting expenses through significant reductions in labor force.  While our local economy does not usually experience the same level of contraction as the national economy, local industries such as lumber, trucking, and tourism are seeing reduced demand.  This has prompted local layoffs and reductions in consumer spending.  With all of the uncertainty in the economy, local loan demand continues to be depressed.  Aside from the loans sold with the two branches mentioned above, total loans increased only slightly by $0.3 million since year-end, bringing total loans to $164.0 million at September 30.

The sale of the branch deposits, as well as the transfer of $14.6 million in deposits of one customer out of the bank and into the CDARS network has contributed significantly to the $42.9 million reduction in total assets to $239.6 million.  In order to fund these liability reductions, we reduced our short-term CD investments and securities portfolio.

Index

During the first nine months of 2009, Citizens earned $1,482,000, which is $155,000 or 11.7% more than the first three quarters of 2008.  The increase in earnings is attributable to the sale of the branches and our improvement in net interest margin.  These improvements were partially offset by a special assessment levied by the FDIC of $107,000, as well as a $163,000 impairment of our equity investment in one of our correspondent banks, Silverton Bank.

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

With rates at historical lows, maintaining a solid net interest margin has become increasingly important as downward pressure continues on our earning asset base.  Citizens continues to take steps to maintain our net interest margin.  The margin for the first three quarters of 2009 was 3.78%, which increased 22 basis points compared to the same period of 2008 at 3.56%.  Our improvement in net interest margin has helped maintain our net interest income of $6,383,000, which is down only $65,000 from 2008, in spite of the branch divestiture that has contributed to a $16.5 million reduction in average earning assets.  These results are a reflection of our ability to reduce the cost of interest bearing liabilities by 85 basis points, while the yield on earning assets declined by the lesser amount of 46 basis points when comparing the first nine months of 2009 to 2008.  Our reduction in the cost of interest bearing liabilities was accomplished by lowering certificate of deposit offering rates and transferring the large deposit, mentioned in the Overview, out of the bank.

Net interest income for the third quarter of 2009 was $2,028,000, which is $255,000 lower than the third quarter of 2008.  This decrease is primarily related to the reduction of our earning asset base related to the branch sale.  We continue to closely monitor the yield on earning assets and our cost of interest bearing liabilities in order to take advantage of available adjustments.

As the economic recession continues with rates at historically low levels, Citizens will continue to seek ways to lower our cost of interest bearing liabilities in order to maintain a strong net interest margin.

PROVISION FOR LOAN LOSSES

The provision for loan losses is management’s estimate of the amount which must be charged against current earnings in order to maintain the allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated based on quarterly evaluations of the loan portfolio.  Our provision for loan losses was $471,000 and $465,000 in the first nine months of 2009 and 2008, respectively.

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

Index

NONINTEREST INCOME

Noninterest income for the first nine months of 2009 increased $453,000 or 33.5% to $1,807,000 compared to the first nine months of 2008.  The majority of the increase is related to the gain on the sale of the Marlinton and Petersburg branches of $465,000 that occurred in the second quarter.  In addition, the bank recorded a $108,000 gain on the curtailment of its postretirement healthcare and life insurance plan.  This curtailment eliminated this benefit for most of the bank’s employees and is expected to reduce future net periodic benefit costs by $47,000 annually.

Also during the second quarter, the bank recognized an impairment of $163,000 on its investment in Silverton Financial Services.  Additional information related to this impairment can be found in the Securities Porfolio and Federal Funds Sold section of this report.  This loss was partially offset by $117,000 in security gains.

The largest component of noninterest income is service fees which totaled $754,000 for the first three quarters of 2009 compared to $839,000 for the same period of 2008.  This decrease of $85,000 or 10.1% is primarily related to a reduction in overdraft fees as consumers have become more conservative and changed spending habits.  In addition, minimum balance fees have decreased as result of our introduction of free checking.  Fees from our secondary market loan program have increased by $52,000 to $106,000 as customers have chosen to take advantage of refinancing mortgages at historically low rates. During the third quarter, our secondary market loan originator left Citizens, but we are in the processs of training other staff members to originate these loans and expect to introduce a more comprehensive secondary market loan program for our customers very soon.  The transition to this new program is expected to result in a reduction of this fee income until the program is fully functional.

Our trust services income decreased $12,000 to $178,000 for the first nine months of 2009 compared to the same period last year.  Brokerage income decreased $59,000 to $63,000 over the same periods.  We believe these declines are market related and expect income from these services to improve as the economy recovers.  Both of these services continue to make important contributions to noninterest income and strengthening customer relationships.

During the third quarter, noninterest income decreased $24,000 or 5.3% to $426,000.  This reduction is reflection of lower service fees which decreased by $70,000 of 21.5% to $256,000.  Similar to the results for the full year, this decrease was primarily related to a reduction in overdraft fees and minimum balance fees on checking accounts.  Also during the third quarter, we recorded security gains of $31,000 compared to a security loss of $57,000 during the third quarter of 2008.

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

Noninterest expense increased 2.3% or $127,000 to $5,739,000 for the first nine months of 2009.  The FDIC insurance assessment increased by $208,000 to $315,000 in the first three quarters of 2009 compared to the same period last year.  This increase was the result of higher assessment rates, as well as a one-time special assessment levied against all banks at June 30 of $107,000.  These expenses are necessary for the FDIC to rebuild its deposit insurance fund.  Data processing expenses increased $45,000 to $471,000 primarily as a result of one-time fees paid to our core processor to transfer the branch loans and deposits to the acquiring institution.

Index

The largest component of noninterest expense is salaries and employee benefits.  These personnel costs decreased by $79,000 or 2.7% to $2,834,000 for the first nine months of 2009 compared to the same period last year.  This decrease is mainly the result of the reduction in salaries as we now have fewer employees since the branch sale, lower than expected health insurance costs, and a lower net periodic benefit cost related to our retiree life and health insurance plan curtailment.  These savings were partially offset by increased pension benefit costs.  In addition, the branch sale has helped reduce our premises, equipment, and postage costs.  Occupancy expense is down $35,000 to $290,000, equipment expense has been reduced by $34,000 to $248,000, and postage has been reduced by $36,000 to $95,000.

During the third quarter noninterest expense was down $213,000 or 11.0% to $1,722,000 compared to last year.  These results are very similar to those experienced for the year as personnel, occupancy, equipment, and postage expenses are lower for the quarter when compared to the previous year.  In addition, other noninterest expense is down $71,000 primarily as a result of lower regulatory fees as the bank converted to a state-chartered institution at the end of the second quarter.

There are a number of factors which could negatively impact noninterest expense in the future.  For example, costs associated with foreclosed properties could increase if foreclosure activity increases.  Medical claims under our partially self-insured group medical plan may increase.  Also, we may incur additional costs related to compliance with the Sarbanes-Oxley Act.  Currently we are required to comply with Section 404(a) of the Act and issue a conclusion about management’s assessment of internal control over financial reporting.  We may become subject to Section 404(b) in 2010, and will be required to have our independent auditors attest to our conclusions.  If we become subject to this, it will likely increase our legal and professional expenses. However, in an effort to avoid these costs, we are now in the process of entering into a going private transaction that will allow us to suspend costly SEC reporting requirements, including the Sarbanes-Oxley Act.  In addition, the cost of FDIC insurance may continue to increase as the FDIC continues to assist failing banks in the current economic environment.

INCOME TAXES

Our provision for income taxes for the first three quarters of 2009 of $498,000 includes both federal and state income taxes.  At this level taxes were 25.2% of pretax income.  The effective tax rate for the first three quarters of 2008 was 23.1% at $398,000.  Except for income earned on loans to and bonds issued by municipalities and earnings on certain life insurance policies, all of our income is taxable.

FINANCIAL CONDITION

LOAN PORTFOLIO

Our lending activity continues to be effected by the economic recession that our nation is currently facing.  The housing crisis has affected the local lumber and trucking industries, while general economic uncertainty has reduced tourism activity.  Consumers continue to limit spending due to economic uncertainty, increased price levels on fuel and food, and local job losses.  All of these factors have contributed to reduced lending activity for Citizens.  In the first half of 2009, total loans decreased by $14.1 million to $164.0 million.  This decline included the sale of $13.7 million in loans with the two branches.

Index

We sold $1.7 million in commercial loans as part of our branch sale.  Aside from this intended reduction, commercial loans have decreased by $4.8 million to $73.6 million at September 30, 2009.  This reduction was primarily made up of loans secured by real estate.  Total commercial real estate loans totaled $53.4 million at September 30, 2009, while other commercial loans totaled $20.2 million.  Most of our commercial loan portfolio is secured by real estate, whether or not repayment is linked to cash generated by the use or sale of the real property.  In cases where repayment is linked to such use, the timing and stability of cash flow, secondary sources of repayment, loan guarantees, and collateral valuations are all important considerations in granting the loan.

Retail lending such as lending to consumers for autos, homes, or for other purposes, has been more productive than commercial lending in 2009.  However, it continues to be slower than we would like.  Absent the sale of the branches, which resulted in the transfer of $12.0 million of retail loans to the acquiring institution, retail lending has increased slightly.  In the first nine months of 2009, residential real estate loans have increased by $3.1 million, aside from the branch sales transaction. Residential real estate loans including mortgage, construction, and home equity loans totaled $76.1 million at September 30, 2009.  In addition, installment loans increased $1.4 million, aside from the branch sale. Installment loans totaled $10.8 million at September 30, 2009.  We have seen a slight increase in consumer lending activity since the first quarter of 2009, however, as previously mentioned consumers continue to limit spending in the current economic environment.  Citizens recognizes the importance of retail lending as the cornerstone of who we are as a community bank.  We will continue to actively seek new strategies to increase this segment of our business in order to enhance portfolio diversification and reduce the inherent risk in our portfolio.

CREDIT QUALITY AND ALLOWANCE FOR LOAN LOSSES

As the economic downturn continues, financial institutions across the country are facing major losses from the housing crisis and the problems caused by sub-prime lending.  Reduced consumer spending and economic uncertainty have resulted in significantly higher levels of unemployment than seen in recent years and higher levels of business failures.

Although our local economy does not usually see the same level of contraction or growth as the national economy, we have certainly seen a significant impact from recent economic events.  In recent months local businesses have announced job cuts or ceased operations, while consumers have significantly reduced spending.

Since year-end past due loans have reduced by $5.9 million to $1.7 million at September 30, 2009.  This significant reduction is largely related to two land development loans that had become delinquent, but are currently performing.  Impaired loans at September 30, 2009 were $8.4 million compared to $5.0 million at year-end.  The increase in impaired loans is mainly related to two loan relationships where increased business risks are present in the current economy.  However, these borrowers are continuing to pay as agreed and are not past due.  Management continues to develop and implement detailed action plans to manage the credits that present the greatest risk within our portfolio.  We monitor the situation with these credits continuously and keep in close contact with borrowers in order to assess our position and respond appropriately.

Our inherent risk of loss in our portfolio is addressed through our allowance for loan losses.  We determine the amount of our allowance quarterly by evaluating specific larger loans as well as pools of similar homogeneous loans.  Adjustments to pooled factors for various trends, economic conditions, changes in our credit management practices and abilities, and other factors may also be made.  By employing a disciplined methodology we arrive at an allowance for loan losses that we believe is adequate to provide for losses that are inherent in the loan portfolio. As of September 30, 2009, our allowance was $2,353,000, or 1.44% of gross loans, compared to year-end when the allowance was $2,232,000, or 1.25% of gross loans. The increase in the ratio of our allowance to gross loans is primarily attributable to the reduction in gross loans from the branch sale.

Index

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

During the first three quarters of 2009, our securities portfolio has been reduced by $18.1 million to $62.7 million.  Proceeds from matured and called securities have been used to fund the branch sale, as well as to fund a deposit transfer out of the bank through a one-way sell transaction with the CDARS network.  As explained in our most recent Form 10-K, the bank had been holding a large deposit that we believed to be temporary.  Additional information regarding this transaction can be found below in the Deposit and Other Funding Sources of this report.  In addition, we recorded security gains of $117,000 during 2009, which was primarily the result of bond swaps where the replacement security provided similar risk characteristics and a slightly higher yield.

Overall our portfolio is made up of $24.0 million in agency securities, $15.3 million in agency mortgage-backed securities, $21.3 million in municipals, and $2.1 million in corporate debt securities.  We monitor credit ratings on our investments on a monthly basis.  We continue to maintain what we believe is a conservative investment portfolio strategy.  We typically invest in securities with relatively short durations, fixed rates, and good credit ratings.  We do not invest in any private label mortgage backed securities or collateralized mortgage obligations.  All of our securities are performing adequately, and all of them carry at least investment grade credit ratings from the major credit rating agencies.

In addition to the securities mentioned above, Citizens also maintains restricted investments in correspondent banks.  Such investments totaled $1,653,000 and $1,192,000 at September 30, 2009 and December 31, 2008, respectively.  At September 30, these included our equity investment in Federal Home Loan Bank of Pittsburgh. During the second quarter we recorded a $163,000 impairment on our investment in Silverton Financial Services Inc., the parent company of one of our correspondent banks.  We do not expect to recover any of this investment.

Our short-term investments including Federal funds sold and interest bearing deposits with other banks totaled $1.8 million at September 30, 2009 compared to $9.4 million at year end.  The reduction in our short-term investments has been used to help fund the transfer of one customer’s temporary deposit into the CDARS network.

DEPOSITS AND OTHER FUNDING SOURCES

Deposits decreased by $37.4 million to $180.0 million during the first three quarters of 2009.  Of this decrease, $22.1 million of deposits were sold as part of the branch sale.  In addition, one of our customers transferred $14.6 million into the CDARS network through a one-way sell transaction.  This deposit was originally placed in Citizens in 2008 with the intention of being temporary in nature.  Once the customer informed us that it may not be temporary, we decided to sell the excess funds through the CDARS network.  This transaction allows the depositor to maintain a relationship with Citizens, while having FDIC insurance on the entire balance of the account.  In the current environment in which loan demand remains soft, moving this higher-priced deposit off of our balance sheet has helped maintain our net interest margin.  Absent the deposits transferred in the branch sale and transfer to the CDARS network, total deposits show a slight increase of $0.7 million to $180.0 million since year end.

Index

Historically our borrowings have consisted of repurchase agreements, Federal Home Loan Bank borrowings, and, when necessary, overnight borrowings such as Federal funds purchased.  Total borrowings of $33.3 million at September 30, 2009 were $6.1 million less than at year-end primarily due to a seasonal decrease in our repurchase agreements.

CAPITAL RESOURCES

At September 30, 2009, total capital of $22.4 million or 9.3% of assets is $1.6 million higher than our position at year-end when capital was $20.8 million or 7.4% of assets.  The increase in our capital-to-assets ratio is primarily related to the overall decrease in assets as we reduced our investment portfolio and sold the assets of two branches.  Our risk based capital measures, which are established for all banks through the regulatory process, continue to easily exceed required levels.  We have no knowledge of any items or trends which are likely to materially impair our capital position.

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

We monitor liquidity on a regular basis by preparing projected balance sheets and analyzing our sources and uses of funds.  Historically, we have satisfied our liquidity needs through internal sources of funds with the exception of certain loans which have been funded by borrowing funds from the Federal Home Loan Bank of Pittsburgh.  Currently, we have access to approximately $75 million through various FHLB programs.  Borrowings through the programs at FHLB are secured by a blanket security interest in all unencumbered assets of the bank.

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

PART II -  OTHER INFORMATION

Item 1.
Legal Proceedings:  As of September 30, 2009 Citizens Financial Corp. is involved in various legal proceedings which occur in the normal course of business.  We believe all such litigation will be resolved without materially affecting our financial position or results of operations.  There are no other material proceedings known to be threatened or contemplated against either Citizens Financial Corp. or Citizens Bank of West Virginia, Inc.

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

CITIZENS FINANCIAL CORP.

Date:	11/12/09	/s/Robert J. Schoonover
Robert J. Schoonover
President and
Chief Executive Officer

Date:	11/12/09	/s/Thomas K. Derbyshire
Thomas K. Derbyshire
Vice President, Treasurer and
Principal Financial Officer